Form 10-Q
period 2014-06-29
Tribune Publishing Co
filed 2014-08-21
CIK 1593195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 29, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
Tribune Publishing Company
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

435 North Michigan Avenue
Chicago Illinois	60611
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (312) 222-9100

Former name, former address and former fiscal year, if changed since last report.
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ___  No  X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer X	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 19, 2014
Common Stock, $0.01 par value	25,427,585

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The statements contained in this Quarterly Report on Form 10-Q, as well as the information contained in the notes to our combined financial statements, include certain forward-looking statements that are based largely on our current expectations and reflect various estimates and assumptions by us. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in such forward looking statements. Such risks, trends and uncertainties, which in some instances are beyond our control, include: competition and other economic conditions including fragmentation of the media landscape and competition from other media alternatives; changes in advertising demand, circulation levels and audience shares; our ability to develop and grow our online businesses; our reliance on revenue from printing and distributing third-party publications; changes in newsprint prices; macroeconomic trends and conditions; our reliance on third-party vendors for various services; our ability to adapt to technological changes; adverse results from litigation, governmental investigations or tax-related proceedings or audits; our ability to realize benefits or synergies from acquisitions or divestitures or to operate our businesses effectively following acquisitions or divestitures; our ability to attract and retain employees; our ability to satisfy pension and other postretirement employee benefit obligations; changes in accounting standards; the effect of labor strikes, lockouts and labor negotiations; regulatory and judicial rulings; our indebtedness and ability to comply with debt covenants applicable to our debt facilities; our adoption of fresh-start reporting which has caused our combined financial statements for periods subsequent to December 31, 2012 to not be comparable to prior periods; our ability to satisfy future capital and liquidity requirements; and our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms. For more information about these and other risks, see "Risk Factors" in the information statement filed as Exhibit 99.1 to the Company's registration statement on Form 10, as amended, filed with the Securities and Exchange Commission on July 21, 2014.
The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek” and similar expressions generally identify forward looking statements. However, such words are not the exclusive means for identifying forward-looking statements, and their absence does not mean that the statement is not forward looking. Whether or not any such forward-looking statements are, in fact, achieved will depend on future events, some of which are beyond our control. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.
Item 1.    Financial Statements
TRIBUNE PUBLISHING COMPANY
COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of dollars, except per share data)
(Unaudited)

	Successor				Predecessor
	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	December 31, 2012
Operating revenue
Advertising	$242,131	$260,538	$475,166	$512,517	$—
Circulation	109,010	106,518	216,317	213,632	—
Other	78,782	79,804	154,962	161,224	—
Total operating revenues	429,923	446,860	846,445	887,373	—

Operating expenses
Cost of sales (exclusive of items shown below)	246,281	253,628	493,804	513,576	—
Selling, general and administrative	154,116	146,823	297,998	282,775	—
Depreciation	2,894	5,694	5,634	10,970	—
Amortization	1,621	1,616	3,227	3,300	—
Total operating expenses	404,912	407,761	800,663	810,621	—

Income from operations	25,011	39,099	45,782	76,752	—
Loss on equity investments, net	(294)	(297)	(629)	(648)	—
Gain on investment transaction	1,484	—	1,484	—	—
Interest income (expense), net	(53)	(1)	(55)	12	—
Reorganization items, net	—	(261)	(9)	(203)	2,754,553
Income Before Income Taxes	26,148	38,540	46,573	75,913	2,754,553
Income tax expense (benefit)	10,945	16,614	19,598	32,794	(87,773)
Net Income	$15,203	$21,926	$26,975	$43,119	$2,842,326

Other Comprehensive Income (Loss), Net of Taxes
Unrecognized benefit plan gains and losses:
Change in unrecognized benefit plan gain arising during the period, net of taxes of $866	$(1,326)	$—	$(1,326)	$—	$—
Fresh-start reporting adjustment included in net income to eliminate Predecessor's accumulated other comprehensive income, net of taxes of $6,440	—	—	—	—	(27,158)
Other Comprehensive Income (Loss), Net of Taxes	(1,326)	—	(1,326)	—	(27,158)
Comprehensive Income	$13,877	$21,926	$25,649	$43,119	$2,815,168

Net Income per share - basic and diluted	$0.60	$0.86	$1.06	$1.70	$—

Weighted average shares outstanding - basic and diluted	25,424	25,424	25,424	25,424	25,424

The accompanying notes are an integral part of these unaudited combined financial statements.

TRIBUNE PUBLISHING COMPANY
COMBINED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 29, 2014	December 29, 2013
Assets
Current assets
Cash	$12,538	$9,694
Accounts receivable (net of allowances of $11,865 and $12,856)	210,210	251,636
Inventories	16,074	14,222
Deferred income taxes	33,800	37,371
Prepaid expenses and other	13,927	13,570
Total current assets	286,549	326,493

Property, plant and equipment
Property, plant and equipment	87,935	83,901
Accumulated depreciation	(21,611)	(15,973)
Property, plant and equipment, net	66,324	67,928

Other Assets
Goodwill	35,444	15,331
Intangible assets, net	74,264	60,482
Investments	1,921	2,799
Deferred income taxes	33,698	39,587
Other	4,328	1,746
Total other assets	149,655	119,945

Total assets	$502,528	$514,366

Liabilities and Equity
Current Liabilities
Accounts payable	$46,126	$36,329
Employee compensation and benefits	89,716	103,351
Deferred revenue	78,025	67,934
Other	19,926	20,866
Total current liabilities	233,793	228,480

Non-Current Liabilities
Deferred revenue	6,139	7,015
Postretirement medical, life and other benefits	39,973	45,373
Other obligations	11,480	8,673
Total non-current liabilities	57,592	61,061

Total Equity	211,143	224,825

Total liabilities and equity	$502,528	$514,366

The accompanying notes are an integral part of these unaudited combined financial statements.

TRIBUNE PUBLISHING COMPANY
COMBINED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 29, 2013	$225,135	$(310)	$224,825
Transactions with Tribune Media Company and Tribune Affiliates, net	(39,331)	—	(39,331)
Comprehensive income (loss)	26,975	(1,326)	25,649
Balance at June 29, 2014	$212,779	$(1,636)	$211,143

The accompanying notes are an integral part of these unaudited combined financial statements.

TRIBUNE PUBLISHING COMPANY
COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor		Predecessor
	Six Months Ended		December 30, 2012
	June 29, 2014	June 30, 2013
Operating Activities
Net income	$26,975	$43,119	$2,842,326
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,634	10,970	—
Amortization of intangible assets	3,227	3,300	—
Amortization of contract intangible liabilities	(84)	(109)	—
Loss on equity investments, net	629	648	—
Gain on fixed asset sales	(1,242)	(100)	—
Non-cash gain on investment transaction	(1,484)	—	—
Non-cash reorganization items, net	—	(98)	(2,756,494)
Changes in working capital items, excluding effects from acquisitions:
Accounts receivable, net	44,376	61,624	—
Inventories	1,920	3,052	—
Prepaid expenses and other current assets	(2,589)	2,388	—
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	(2,254)	(20,058)	8,381
Non-current deferred revenue	(877)	(1,802)	—
Deferred income taxes	9,461	11,682	(94,213)
Postretirement medical, life and other benefits	(6,726)	(284)	—
Other, net	106	2,284	—
Net cash provided by operating activities	77,072	116,616	—

Investing Activities
Capital expenditures	(3,189)	(12,651)	—
Acquisitions, net of cash acquired	(32,282)	—	—
Proceeds from sale of fixed assets	1,583	—	—
Investments	(1,500)	(106)	—
Distributions from equity investments	491	—	—
Net cash used for investing activities	(34,897)	(12,757)	—

Financing Activities
Repayments of capital lease obligations	—	(138)	—
Transactions with Tribune Media Company and Tribune Affiliates, net	(39,331)	(102,257)	—
Net cash used for financing activities	(39,331)	(102,395)	—

Net increase in cash	2,844	1,464	—
Cash, beginning of period	9,694	13,768	13,768
Cash, end of period	$12,538	$15,232	$13,768

The accompanying notes are an integral part of these unaudited combined financial statements.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business Operations-The accompanying combined financial statements include the accounts of Tribune Publishing Company (collectively, the “Company” or “Tribune Publishing”), a business representing the principal publishing operations of Tribune Media Company, formerly Tribune Company, (collectively “Tribune”) prior to the August 4, 2014 separation of the Company from Tribune, as described below. Tribune Publishing’s operations are comprised of the direct and indirect subsidiaries of Tribune Publishing Company, LLC (“TPC”), a wholly-owned subsidiary of Tribune prior to the separation, and certain other assets of Tribune and its non-Tribune Publishing subsidiaries (“Tribune Affiliates”) as further described below. TPC, formerly known as Tribune Publishing Company, was converted into a limited liability company in connection with the restructuring transactions described below. In addition, certain direct and indirect subsidiaries were formed or became owned by TPC as a result of these restructuring transactions.
Tribune Publishing’s operations are located in eight major-markets and consist of ten daily newspapers and related businesses, distribution of preprinted insert advertisements, commercial printing and delivery services to other newspapers, distribution of syndicated content and management of the websites of Tribune’s daily newspapers, along with other branded products that target specific areas of interest. The daily newspapers published by Tribune Publishing are the Los Angeles Times; the Chicago Tribune; the Sun Sentinel; the Orlando Sentinel; The Baltimore Sun; The Capital; the Carroll County Times; the Hartford Courant; The Morning Call, serving Pennsylvania’s Lehigh Valley; and the Daily Press, serving the Virginia Peninsula. Tribune Publishing’s operations also include Blue Lynx Media, LLC (“BLM”) which operates a shared service center for the benefit of Tribune and its subsidiaries, including the subsidiaries of Tribune Publishing; a 50% equity interest in CIPS Marketing Group, Inc. (“CIPS”); a 33% equity interest in Homefinder.com, LLC (“Homefinder”); and a 35% equity interest in Locality Labs, LLC (“Locality Labs”), formerly known as Journatic, LLC, which Tribune retained following the separation of Tribune Publishing from Tribune (see “Separation from Tribune Media Company" and "Basis of Presentation” discussion below). In May 2014, Tribune Publishing acquired the outstanding 50% interest in McClatchy/Tribune Information Services ("MCT"). See Note 5 for additional information on the acquisition.
Separation from Tribune Media Company-On July 10, 2013, Tribune announced its plan to spin-off its principal publishing operations into an independent company, Tribune Publishing. The spin-off was completed on August 4, 2014. The transaction was in the form of a pro rata distribution of 98.5% of the common stock of Tribune Publishing to holders of Tribune common stock and warrants. In 2013, Tribune also contributed to Tribune Publishing its interests in Blue Lynx Media, LLC, formerly a wholly-owned subsidiary of Tribune which operates a shared service center for the benefit of Tribune and its subsidiaries, including the subsidiaries of Tribune Publishing, and its equity interests in Homefinder. See Note 14 for further information.
Basis of Presentation-Tribune Publishing’s operations are conducted through the following wholly-owned subsidiaries (including each subsidiary’s respective direct wholly-owned subsidiaries) of TPC: The Morning Call, LLC; Chicago Tribune Company, LLC; The Baltimore Sun Company, LLC; Orlando Sentinel Communications Company, LLC; Los Angeles Times Communications LLC; The Daily Press, LLC; The Hartford Courant Company, LLC; Sun-Sentinel Company, LLC; Tribune Washington Bureau, LLC; Hoy Publications, LLC; Tribune Interactive, LLC; Tribune 365, LLC; Tribune Content Agency, LLC; forsalebyowner.com, LLC; Builder Media Solutions, LLC; and BLM. Certain assets of Tribune and Tribune Affiliates that are not directly owned by TPC which are otherwise specifically identifiable or attributable to Tribune Publishing and are necessary to present these combined financial results on a stand-alone basis have also been included in these combined financial statements.
Historically, separate financial statements have not been prepared for Tribune Publishing. The accompanying combined financial statements are derived from the historical accounting records of Tribune and present Tribune Publishing’s combined financial position, results of operations and cash flows as of and for the periods presented as if Tribune Publishing was a separate entity and as it was historically managed. Management believes that assumptions and methodologies underlying the allocation of general corporate expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred had Tribune Publishing operated as a separate stand-alone entity, and, accordingly, may not necessarily reflect Tribune Publishing’s combined financial position, results of operations and cash flows had Tribune Publishing operated as a stand-alone entity during the periods presented. See Note 4 for further information on costs allocated from Tribune.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Tribune and Tribune Affiliates consummated an internal restructuring, pursuant to and in accordance with the terms of the Plan (as defined and described in Note 2). These restructuring transactions included, among other things, establishing a number of real estate holding companies. On December 21, 2012, the majority of the land and buildings owned by Tribune Publishing were transferred to Tribune’s newly established real estate holding companies.
In 2013, Tribune Publishing entered into related party lease agreements with the real estate holding companies to lease back certain land and buildings that were transferred. Although the properties subject to related party leases were legally transferred to the holding companies, Tribune Publishing determined that pursuant to the terms of the leases, it maintained forms of continuing involvement with the properties, which pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 840, “Leases,” preclude Tribune Publishing from derecognizing those properties from its combined financial statements. As a result, Tribune Publishing continued to account for and depreciate the carrying values of the transferred properties subject to related party leases which are presented within net properties in its combined balance sheet. Rent payments under the related party leases were accounted for as dividends to Tribune and Tribune Affiliates. See Note 4 for further information.
On December 1, 2013, Tribune Publishing modified the specific provisions within the related party leases to address the prohibited forms of continuing involvement. This resulted in Tribune Publishing derecognizing those properties by recording a $337.6 million reduction to net properties and a corresponding reduction to the net parent company investment component of equity in its combined balance sheet. The related party leases subsequent to the lease modification on December 1, 2013 have been accounted for as operating leases. See Note 4 for further information.
The remainder of the transferred properties are no longer utilized in the operations of Tribune Publishing; therefore, Tribune Publishing did not enter into related party leases for those properties. Tribune Publishing entered into management agreements with the real estate holding companies pursuant to which it will manage those properties for an initial term of one year, cancelable by the real estate holding companies with a 30-day notice.
In connection with the spin-off, Tribune Publishing has and may enter into various agreements with Tribune and other third parties that may be on different terms than the terms of the arrangements or agreements that existed prior to the spin-off. For instance, Tribune Publishing utilized the services of Tribune and Tribune Affiliates for certain functions such as legal, finance, human resource and information technology services, as well as various corporate-wide employee benefit programs. The costs of Tribune services that are specifically identifiable to Tribune Publishing are included in these combined financial statements. The costs of Tribune services that are incurred by Tribune but are not specifically identifiable to Tribune Publishing have been allocated to Tribune Publishing and included in these combined financial statements on a basis that management considered to be a reasonable reflection of the utilization of services provided or the benefit received by Tribune Publishing during the periods presented. While management considers these allocations to have been made on a reasonable basis, the allocations do not necessarily reflect the expenses that would have been incurred had Tribune Publishing operated as a stand-alone entity. All such costs and expenses are assumed to be settled with Tribune through the parent company investment component of equity (deficit) in the period in which the costs were incurred. Current income taxes are also assumed to be settled with Tribune through the parent company investment in the period the related income taxes were recorded.
All intercompany accounts within Tribune Publishing have been eliminated in consolidation. All significant intercompany transactions between either (i) Tribune Publishing and Tribune or (ii) Tribune Publishing and Tribune Affiliates have been included within the combined financial statements and are considered to be effectively settled through equity contributions or distributions or through cash payments at the time the transactions were recorded. The accumulated net effect of intercompany transactions between either Tribune Publishing and Tribune or Tribune Publishing and Tribune Affiliates are included in the parent company investment component of Tribune Publishing equity. These intercompany transactions are further described in Note 4. The total net effect of these intercompany transactions are reflected in the combined statements of cash flows as financing activities.
These combined financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The accompanying unaudited combined financial statements and notes of Tribune Publishing have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited combined financial statements and accompanying notes. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of Tribune Publishing as of June 29, 2014, the results of operations for the three months and six months ended June 29, 2014 and June 30, 2013, the results of cash flows for the six months ended June 29, 2014 and June 30, 2013 and the results of operations and cash flows for Dec 31, 2012 of the Predecessor (as defined below). Actual results could differ from these estimates. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These unaudited combined financial statements should be read in conjunction with Tribune Publishing’s audited combined financial statements and related notes for the year ended December 29, 2013, including in the Company's registration statement on Form 10, as amended, filed with the SEC on July 21, 2014.
Tribune Publishing assesses its operating segments in accordance with ASC Topic 280, “Segment Reporting.” Tribune Publishing is managed by its chief operating decision maker, as defined by ASC Topic 280, as one business. Accordingly, the financial statements of Tribune Publishing are presented to reflect one reportable segment.
New Accounting Standards-In May 2014, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) concerning revenue recognition. The new standard supersedes a majority of existing revenue recognition guidance under U.S. GAAP, and requires a company to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. ASU 2014-09 allows for either a "full retrospective" adoption or a "modified retrospective" adoption. Tribune Publishing is currently evaluating which adoption method we will use. The standard is effective for the Company in the first quarter 2017. Early adoption is not permitted. The Company is currently evaluating the revenue recognition impact this guidance will have once implemented.
NOTE 2: PROCEEDINGS UNDER CHAPTER 11
Chapter 11 Reorganization-On December 8, 2008 (the “Petition Date”), Tribune, and 110 of its direct and indirect wholly-owned subsidiaries (each a “Debtor” and, collectively, the “Debtors”), filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under Chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption “In re: Tribune Company, et al.,” Case No. 08-13141. Certain of the legal entities included in the combined financial statements of Tribune Publishing were Debtors or, as a result of the restructuring transactions described below, are successor legal entities to legal entities that were Debtors (collectively, the “Tribune Publishing Debtors”). References to the Debtors herein include the Tribune Publishing Debtors unless otherwise indicated. Other legal entities included in the accompanying combined financial statements of Tribune Publishing did not file petitions for relief under Chapter 11 of the Bankruptcy Code as of or subsequent to the Petition Date, and were, therefore, not Debtors, and are not successors to legal entities that were Debtors (each a “Non-Debtor Subsidiary” and, collectively, the “Non-Debtor Subsidiaries”) as of December 31, 2012. For all periods presented herein, the Non-Debtor Subsidiaries included in the combined financial statements of Tribune Publishing are Tribune Interactive, LLC (as the successor legal entity to Tribune Interactive, Inc.); Riverwalk Center I Joint Venture; Tribune Hong Kong Limited, a foreign subsidiary; BLM; and Local Pro Plus Realty, LLC, a legal entity established subsequent to the Petition Date.
As further described below, a joint plan of reorganization for the Debtors, including the Tribune Publishing Debtors became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). Where appropriate, Tribune Publishing and its business operations as conducted on or after December 31, 2012 are herein referred to as “Reorganized Tribune Publishing”, “Reorganized Tribune Publishing Debtors,” “Successor Tribune Publishing” or “Successor.” Tribune and its business operations conducted on or after December 31, 2012 are herein referred to as “Reorganized Tribune Company” and such references include Reorganized Tribune Publishing and Reorganized Tribune Publishing Debtors unless otherwise indicated. Where appropriate, Tribune Publishing and its business operations as conducted on or prior to December 30, 2012 are herein referred to as “Predecessor Tribune Publishing” or “Predecessor.”

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

From the Petition Date and until the Effective Date, the Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable orders of the Bankruptcy Court. In general, as debtors-in-possession, the Debtors were authorized under Chapter 11 of the Bankruptcy Code to continue to operate as ongoing businesses, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
Plan of Reorganization-In order for a debtor to emerge from Chapter 11, a Chapter 11 plan of reorganization that satisfies the requirements of the Bankruptcy Code and provides for emergence from bankruptcy must be proposed and confirmed by a bankruptcy court. A plan of reorganization addresses, among other things, prepetition obligations, sets forth the revised capital structure of the newly-reorganized entities and provides for their corporate governance subsequent to emergence from court supervision under Chapter 11. The disclosures below relate to the joint plan of reorganization for the Debtors and not to any individual plan of reorganization for the Tribune Publishing Debtors unless otherwise indicated.
On April 12, 2012, the Debtors, the official committee of unsecured creditors (the “Creditors’ Committee”), Oaktree Capital Management, L.P. (“Oaktree”), a creditor under certain Tribune prepetition debt facilities, Angelo, Gordon & Co. L.P. (“AG”), a creditor under certain Tribune prepetition debt facilities, and JPMorgan Chase Bank, N.A. (“JPMorgan”), an administrative agent and a creditor under certain Tribune prepetition debt facilities (collectively, the “Plan Proponents”) filed the Fourth Amended Joint Plan of Reorganization for Tribune Company and Its Subsidiaries (as subsequently amended and modified, the “Plan”) with the Bankruptcy Court.
The Plan was the product of extensive negotiations and contested proceedings before the Bankruptcy Court due, in part, to certain claims and causes of action related to a series of transactions, collectively referred to as the “Leveraged ESOP Transactions,” that were undertaken by Tribune in 2007. These transactions resulted in Tribune becoming wholly-owned by an employee stock ownership plan (the “ESOP”) on December 20, 2007. At the Debtors’ request, on September 1, 2010, the Bankruptcy Court appointed a mediator to conduct a non-binding mediation concerning the terms of a plan of reorganization, including the appropriate resolution of claims and causes of action related to the Leveraged ESOP Transactions (the “Mediation”). The Mediation began on September 26, 2010 and ultimately resulted in a settlement agreement (the “Settlement Agreement”) between the Debtors, the Creditors’ Committee, AG, Oaktree, JPMorgan and a group of funds and managed accounts represented by King Street Acquisition Company, LLC, King Street Capital, LP and Marathon Asset Management, LP that were lenders under certain Tribune prepetition debt facilities. The Settlement Agreement provided for the settlement of certain causes of action arising in connection with the Leveraged ESOP Transactions, other than certain causes of action predefined as preserved. The terms of the Settlement Agreement, with certain modifications, were incorporated into the Plan filed with the Bankruptcy Court on April 12, 2012.
On July 23, 2012, the Bankruptcy Court issued an order (the “Confirmation Order”) confirming the Plan. The Plan constitutes a separate plan of reorganization for each of the Debtors and sets forth the terms and conditions of the Debtors’ reorganization. See “Terms of the Plan” section below for a description of the terms and conditions of the confirmed Plan as the Plan pertains to the Tribune Publishing Debtors.
Notices of appeal of the Confirmation Order were filed in August 2012 by certain Tribune creditors. The confirmation appeals have been transmitted to the United States District Court for the District of Delaware (“Delaware District Court”) and have been consolidated, together with two previously-filed appeals of the Bankruptcy Court’s orders relating to certain provisions in the Plan.
The appellants seek, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court, including the settlement of certain claims and causes of action related to the Leveraged ESOP Transactions contained in the Plan. There is currently no stay of the Confirmation Order in place pending resolution of the confirmation-related appeals and those appeals remain pending before the Delaware District Court. In January 2013, Reorganized Tribune Company filed a motion to dismiss the appeals as equitably moot, based on the substantial consummation of the Plan. Briefings on those additional motions to dismiss were completed on or about July 3, 2014.
During the fourth quarter of 2012 and prior to the Effective Date, Tribune and its subsidiaries consummated an internal restructuring, pursuant to and in accordance with the terms of the Plan. These restructuring transactions included, among other things, (i) converting certain of Tribune’s subsidiaries into limited liability companies or merging certain of Tribune’s subsidiaries into newly-formed limited liability companies, (ii) consolidating and reallocating certain operations,

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

entities, assets and liabilities within the organizational structure of Tribune and (iii) establishing a number of real estate holding companies. Among other things, the restructuring transactions resulted in TPC being converted into a limited liability company (prior to the conversion, TPC was a corporation named Tribune Publishing Company) as well as becoming the holding company for the principal direct and indirect subsidiaries that own and operate the business of Tribune Publishing as described in Note 1.
On the Effective Date, all of the conditions precedent to the effectiveness of the Plan were satisfied or waived, the Debtors emerged from Chapter 11, and the settlements, agreements and transactions contemplated by the Plan to be effected on the Effective Date were implemented, including, among other things, the appointment of a new board of directors of Tribune and the initiation of distributions to creditors. As a result, the ownership of Tribune changed from the ESOP to certain of Tribune’s creditors on the Effective Date. In connection with the Debtors’ emergence from Chapter 11, on the Effective Date and in accordance with and subject to the terms of the Plan, (i) all of Tribune’s $0.01 par value common stock held by the ESOP was canceled and (ii) new shares of Reorganized Tribune Company were issued to shareholders who did not meet the necessary criteria to qualify as a subchapter S corporation shareholder. As a result, Reorganized Tribune Company converted from a subchapter S corporation to a C corporation under the Internal Revenue Code (“IRC”). This conversion also affected Tribune subsidiaries that were treated as qualified subchapter S subsidiaries, including certain legal entities included in the accompanying combined financial statements of Tribune Publishing.
Terms of the Plan-The following is a summary of the material settlements and other agreements entered into, distributions made and transactions consummated by Reorganized Tribune Publishing on or about the Effective Date pursuant to, and in accordance with, the terms of the Plan. The following summary only highlights certain of the substantive provisions of the Plan as it relates to Reorganized Tribune Publishing and is not intended to be a complete description of, or a substitute for a full and complete reading of, the Plan and the agreements and other documents related thereto, including those described below.

•
Cancellation of certain prepetition obligations: On the Effective Date, the Tribune Publishing Debtors’ prepetition debt and certain other obligations were cancelled, terminated and/or extinguished, including (i) cancellation of the $2.8 billion promissory demand notes due to Tribune Finance LLC (“Tribune Finance”), a subsidiary of Tribune, and (ii) the cancellation of guarantee obligations by certain Tribune Publishing Debtors under certain of Tribune’s prepetition credit facilities (other than for purposes of allowing creditors thereunder to receive distributions under the Plan and allowing the administrative agent for such facilities to exercise certain limited rights).

•
Assumption of prepetition executory contracts and unexpired leases: On the Effective Date, any prepetition executory contracts or unexpired leases of the Tribune Publishing Debtors that were not previously assumed or rejected pursuant to Section 365 of the Bankruptcy Code or rejected pursuant to the Plan were deemed assumed by the applicable Reorganized Tribune Publishing Debtors or their successors-in-interest.

•
Distributions to Tribune Creditors: On the Effective Date (or as soon as practicable thereafter), (i) holders of allowed senior loan claims against Tribune and allowed senior loan guarantee claims against the subsidiary guarantors received approximately $2.9 billion in cash, approximately 98.2 million shares of Class A and Class B common stock in Reorganized Tribune Company (“New Common Stock”) and warrants to purchase New Common Stock (“New Warrants”) with an aggregate fair value determined pursuant to the Plan of approximately $4.5 billion as of the Effective Date, plus interests in a litigation trust formed pursuant to the Plan (the “Litigation Trust”), (ii) holders of allowed claims against Tribune related to Tribune’s prepetition $1.6 billion twelve-month bridge loan facility and allowed bridge loan facility guarantee claims against the subsidiary guarantors received a pro rata share of $64.5 million in cash (equal to approximately 3.98% of their allowed claim) plus interests in the Litigation Trust, (iii) holders of allowed general unsecured claims against the Tribune Publishing Debtors received cash in an amount equal to 100% of their allowed claim, and (iv) holders of unclassified claims, priority non-tax claims and certain other secured claims received cash in an amount equal to 100% of their allowed claim. All allowed priority tax and non-tax claims and other secured claims not paid on the Effective Date were reinstated and allowed administrative expense claims will be paid in full when due. All distributions to creditors related to the Tribune Publishing Debtors’ prepetition liabilities classified as liabilities subject to compromise were made

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

by Tribune on behalf of the Tribune Publishing Debtors pursuant to Tribune’s centralized cash management system as described in Note 4.

•
Ownership Interests in the Tribune Publishing Debtors and Non-Debtor Subsidiaries: All ownership interests of Tribune in the Tribune Publishing Debtors and Non-Debtor Subsidiaries, after giving effect to the restructuring transactions described earlier, were reinstated on the Effective Date.

•	Other Plan provisions: The Plan and Confirmation Order also contain various discharges, injunctive provisions and releases that became operative on the Effective Date.
Since the Effective Date, Reorganized Tribune Company has substantially consummated the various transactions contemplated under the Plan, including those provisions relating to the Tribune Publishing Debtors. In particular, Reorganized Tribune Company made all distributions of cash, including cash distributions made on behalf of the Tribune Publishing Debtors, New Common Stock and New Warrants that were required to be made under the terms of the Plan to creditors holding allowed claims. The prepetition claims of the Tribune Publishing Debtors’ general unsecured creditors that became or become allowed subsequent to the Effective Date have been or will be paid on the next quarterly distribution date after such allowance.
Resolution of Outstanding Prepetition Claims-Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Bankruptcy Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization approved by the Bankruptcy Court. Shortly after commencing their Chapter 11 proceedings, the Debtors began notifying all known current or potential creditors of the Chapter 11 filings.
On March 23, 2009, the Tribune Publishing Debtors filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Tribune Publishing Debtors as of the Petition Date (as subsequently amended from time to time, the “Schedules of Assets and Liabilities”). These Schedules of Assets and Liabilities contain information identifying the Tribune Publishing Debtors’ executory contracts and unexpired leases, the creditors that may hold claims against the Tribune Publishing Debtors and the nature of such claims. On March 25, 2009, the Bankruptcy Court set June 12, 2009 as the general bar date, which was the final date by which most entities that wished to assert a prepetition claim against the Tribune Publishing Debtors were required to file a proof of claim in writing.
Pursuant to the terms of the Plan and subject to certain specified exceptions, on the Effective Date, all executory contracts or unexpired leases of the Tribune Publishing Debtors were deemed assumed in accordance with, and subject to, the provisions and requirements of Section 365 and 1123 of the Bankruptcy Code. However, certain executory contracts and leases were previously assumed or rejected pursuant to Section 365 of the Bankruptcy Code.
On the Effective Date, substantially all of the Debtors’ prepetition liabilities at December 30, 2012 were settled or otherwise satisfied under the Plan. However, certain other claims have been or will be settled or otherwise satisfied subsequent to the Effective Date. Although the allowed amount of certain unresolved claims has not been determined, Tribune Publishing’s liabilities subject to compromise associated with these unresolved claims were discharged upon emergence from Chapter 11 in exchange for the treatment outlined in the Plan. For information regarding the discharge of liabilities subject to compromise, see the “Terms of the Plan” section above.
Reorganization Items, Net-Reorganization items, net, generally includes provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts and, pursuant to ASC Topic 852, “Reorganizations,” is reported separately in Tribune Publishing’s combined statements of comprehensive income. Reorganization items, net may also include professional advisory fees and other costs directly associated with the Debtors’ Chapter 11 cases, however, all professional advisory fees that were paid by Tribune and other non-debtor Tribune Affiliates that related to all Debtors have not been allocated to Tribune Publishing as professional advisory fees are Tribune reorganization expenses and do not specifically relate to the operations of Tribune Publishing.
Specifically identifiable reorganization provisions, adjustments and other costs directly related to Tribune Publishing have been included in the Successor’s combined statement of comprehensive income for the three and six months

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ended June 29, 2014 and June 30, 2013 and in the Predecessor’s combined statements of comprehensive income for December 31, 2012 and consisted of the following (in thousands):

	Successor				Predecessor
	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	December 31, 2012
Reorganization costs, net:
Contract rejections and claim settlements	$—	$12	$(7)	$123	$—
Other, net	—	(273)	(2)	(326)	—
Total reorganization costs, net	—	(261)	(9)	(203)	—
Reorganization adjustments, net	—	—	—	—	2,862,039
Fresh-start reporting adjustments, net	—	—	—	—	(107,486)
Total reorganization items, net	$—	$(261)	$(9)	$(203)	$2,754,553
The Predecessor’s combined statement of comprehensive income for December 31, 2012 included other reorganization items totaling $2.755 billion before taxes ($2.842 billion after taxes) arising from reorganization and fresh-start reporting adjustments. Reorganization adjustments, which were recorded to reflect the settlement of prepetition liabilities and changes in the Predecessor’s capital structure arising from the implementation of the Plan, resulted in a net reorganization gain of $2.862 billion before taxes ($2.894 billion after taxes). Fresh-start reporting adjustments, which were recorded as a result of the adoption of fresh-start reporting as of the Effective Date in accordance with ASC Topic 852, resulted in a net loss of $107.5 million before taxes ($52.1 million after taxes). The net gain resulted primarily from adjusting the Predecessor’s net carrying values for certain assets and liabilities to their fair values in accordance with ASC Topic 805, “Business Combinations,” recording related adjustments to deferred income taxes and eliminating the Predecessor’s accumulated other comprehensive income (loss) as of the Effective Date.
Tribune Publishing expects to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2014 and potentially in future periods. These expenses will include primarily other costs related to the implementation of the Plan and the resolution of unresolved claims.
Fresh-Start Reporting-Reorganized Tribune Company adopted fresh-start reporting on the Effective Date in accordance with ASC Topic 852. All conditions required for the adoption of fresh-start reporting were satisfied by Reorganized Tribune Company on the Effective Date as (i) the ESOP, the holder of all of Tribune’s voting shares immediately before confirmation of the Plan, did not receive any voting shares of Reorganized Tribune Company or any other distributions under the Plan, and (ii) the reorganization value of Tribune’s assets was less than the postpetition liabilities and allowed prepetition claims. As a result, Tribune Publishing also adopted fresh-start reporting on the Effective Date.

The adoption of fresh-start reporting by Reorganized Tribune Publishing resulted in a new reporting entity for financial reporting purposes reflecting the Successor’s capital structure as of the Effective Date. Any presentation of Reorganized Tribune Publishing’s combined financial statements as of and for periods subsequent to the Effective Date represents the financial position, results of operations and cash flows of a new reporting entity and will not be comparable to any presentation of the Predecessor’s combined financial statements as of and for periods prior to the Effective Date, and the adoption of fresh-start reporting.
In accordance with ASC Topic 852, the Predecessor’s combined statement of comprehensive income for December 31, 2012 includes only (i) reorganization adjustments which resulted in a net gain of $2.862 billion before taxes ($2.894 billion after taxes) and (ii) fresh-start reporting adjustments which resulted in a net loss of $107.5 million before taxes ($52.1 million after taxes). These adjustments are further summarized and described below. The Predecessor’s combined statements of comprehensive income and cash flows for December 31, 2012 exclude the results of operations and cash flows arising from the Predecessor’s business operations on December 31, 2012. Because the Predecessor’s December 31, 2012 results of operations and cash flows were not material, Reorganized Tribune Publishing has elected to report them as part of Reorganized Tribune Publishing’s results of operations and cash flows for the fiscal year ended December 29, 2013.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Enterprise Value/Reorganization Value-ASC Topic 852 requires, among other things, a determination of the reorganization value for Reorganized Tribune Company and allocation of such reorganization value to the fair value of Reorganized Tribune Company’s tangible assets, finite-lived intangible assets and indefinite-lived intangible assets in accordance with the provisions of ASC Topic 805, “Business Combinations,” as of the Effective Date. The reorganization value for Reorganized Tribune Company represents the amount of resources available, or that become available, for the satisfaction of postpetition liabilities and allowed prepetition claims, as negotiated between the Debtors and their creditors. This value is viewed as the fair value of Reorganized Tribune Company before considering liabilities and is intended to approximate the amount a willing buyer would pay for the assets of Reorganized Tribune Company immediately after emergence from bankruptcy. In connection with the Debtors’ Chapter 11 cases, the Debtors’ financial advisor undertook a valuation analysis to determine the value available for distribution to holders of allowed prepetition claims. Based on current and anticipated economic conditions as of the Effective Date and the direct impact of these conditions on Reorganized Tribune Company’s business, this analysis estimated a range of distributable value from the Debtors’ estates from $6.917 billion to $7.826 billion with an approximate mid-point of $7.372 billion. The confirmed Plan contemplates a distributable value for Reorganized Tribune Company of $7.372 billion. The distributable value implies an equity value for Reorganized Tribune Company of $4.536 billion after reducing the distributable value for cash distributed (or to be distributed) pursuant to the Plan and $1.1 billion of new debt undertaken by Reorganized Tribune Company.
In accordance with the provisions of ASC Topic 805, the reorganization value of Reorganized Tribune Company were allocated, in part, to the fair value of Reorganized Tribune Publishing’s tangible assets, finite-lived intangible assets, and indefinite-lived intangible assets as of the Effective Date.
Methodology, Analysis and Assumptions-The comparable company valuation analysis methodology estimates the enterprise value of a company based on a relative comparison with publicly traded companies with similar operating and financial characteristics to the subject company. Under this methodology, Tribune’s financial advisor determined a range of multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) to calculate the enterprise values of Tribune’s publishing and broadcasting segments. The discounted cash flow (“DCF”) analysis is a forward-looking enterprise valuation methodology that estimates the value of an asset or business by calculating the expected future cash flows to be generated by that asset or business. Under this methodology, projected future cash flows are discounted by the enterprise’s weighted average cost of capital (“WACC”). The WACC reflects the estimated blended rate of return that would be required by debt and equity investors to invest in the enterprise based on its capital structure. Utilizing the DCF analysis, the enterprise values of Tribune’s publishing and broadcasting segments were determined by calculating the present value of the projected unlevered after-tax free cash flows through 2015 plus an estimate for the value of each segment for the period beyond 2015 known as the terminal value. The terminal value was derived by either applying a multiple to the projected EBITDA for the final year of the projection period (2015) or capitalizing the projected unlevered after-tax free cash flow in the same projection period using the WACC and an assumed perpetual growth rate, discounted back to the valuation date using the WACC, as appropriate. The precedent transactions valuation methodology is based on the enterprise values of companies involved in public merger and acquisition transactions that have operating and financial characteristics similar to the subject company. Under this methodology, the enterprise value is determined by an analysis of the consideration paid and the debt assumed in the identified merger and acquisition transactions and is usually expressed as a multiple of revenues or EBITDA. Utilizing this analysis, Tribune’s financial advisor determined a range of multiples of EBITDA for the trailing 12 months from the measurement date to calculate the enterprise value for Tribune’s broadcasting segment. The precedent transactions valuation methodology was not used for Tribune’s publishing segment due to the lack of relevant transactions.
Tribune’s financial advisor applied a weighted average of the above enterprise valuation methodologies to calculate the estimated ranges of enterprise values for Tribune’s publishing and broadcasting segments. The relative weighting of each valuation methodology was based on the amount of publicly available information to determine the inputs used in the calculations. In addition, Tribune’s financial advisor utilized a combination of these enterprise valuation methodologies, primarily the comparable company valuation analysis methodology, to calculate the estimated ranges of fair values of Tribune’s equity investments. The ranges of enterprise values for Tribune’s publishing and broadcasting segments and estimated fair values of Tribune’s equity investments were added to the estimated cash on hand as of the measurement date to determine the estimated range of distributable value noted above.
Fresh-Start Combined Balance Sheet-The table below summarizes the Predecessor’s December 30, 2012 combined balance sheet, the reorganization and fresh-start reporting adjustments that were made to that balance sheet as of December 31, 2012, and the resulting Successor’s unaudited combined balance sheet as of December 31, 2012.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Combined Balance Sheets at December 30, 2012 and December 31, 2012
(In thousands)

	December 30, 2012	Reorganization Adjustments		Fresh-Start Adjustments		December 31, 2012
Assets
Current assets:
Cash	$13,768	$—		$—		$13,768
Accounts receivable, net	256,985	—		—		256,985
Inventories	12,537	—		5,810	(4)	18,347
Deferred income taxes	1,147	42,228	(1)(2)	(2,272)	(4)	41,103
Prepaid expenses and other	14,733	—		(18)	(4)	14,715
Total current assets	299,170	42,228		3,520		344,918
Properties
Property, plant and equipment	1,938,208	—		(1,527,106)	(4)	411,102
Accumulated depreciation	(1,322,830)	—		1,322,830	(4)	—
Net properties	615,378	—		(204,276)		411,102
Other Assets
Goodwill	—	—		15,331	(4)	15,331
Other intangible assets, net	28,911	—		37,976	(4)	66,887
Investments	3,986	—		—		3,986
Deferred income taxes	—	—		54,188	(4)	54,188
Other	3,787	—		(2,402)	(4)	1,385
Total other assets	36,684	—		105,093		141,777
Total assets	$951,232	$42,228		$(95,663)		$897,797

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Accounts payable	$37,710	$2,528	(1)(3)	$—	(4)	$40,238
Employee compensation and benefits	103,077	322	(1)(3)	—		103,399
Deferred revenue	66,835	—		(171)	(4)	66,664
Other current liabilities	26,359	(879)	(1)(3)	—		25,480
Total current liabilities	233,981	1,971		(171)		235,781
Other Non-Current Liabilities	66,300	11,679	(1)(2)(3)	(16,192)	(4)	61,787
Liabilities Subject to Compromise	2,865,890	(2,865,890)	(1)(3)	—		—
Equity (Deficit)	(2,214,939)	2,894,468	(1)	(79,300)	(4)	600,229
Total liabilities and equity (deficit)	$951,232	$42,228		$(95,663)		$897,797

(1)
Reflects adjustments arising from implementation of the Plan, including the gain on the settlement of prepetition liabilities, distributions of cash by Tribune on behalf of Reorganized Tribune Publishing and the elimination of Tribune Publishing’s equity (deficit). These adjustments also include the establishment of Reorganized Tribune Publishing’s equity based on the reorganization value of Reorganized Tribune Company allocated to the fair value of Reorganized Tribune Publishing’s tangible assets, finite-lived intangible assets and indefinite-lived intangible assets as of the Effective Date. The changes in the Predecessor’s capital structure arising from the implementation of the Plan is comprised of the following adjustments (in thousands):

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Liabilities subject to compromise on the Effective Date	$2,865,890
Less: Liabilities assumed and reinstated on the Effective Date	(2,909)
Less: Liabilities for prepetition claims to be settled subsequent to the Effective Date and other adjustments	(5,472)
Liabilities subject to compromise settled on the Effective Date	$2,857,509

Forgiveness of prepetition promissory notes held by parent	$2,822,860
Cash distributions on settled claims paid by parent	34,649
Gain on settlement of liabilities subject to compromise	2,857,509
Plus: Other reorganization adjustments, net	4,530
Total reorganization adjustments before taxes	2,862,039
Plus: Income tax benefit on reorganization adjustments	32,429
Net reorganization gain after taxes	$2,894,468

(2)	Reflects the conversion of Reorganized Tribune Company, including its qualified subchapter S subsidiaries, from a subchapter S corporation to a C corporation under the IRC.

(3)	Reflects the reclassification of certain liabilities from liabilities subject to compromise upon the assumption of certain executory contracts and unexpired leases.

(4)
The Predecessor’s combined statement of comprehensive income for December 31, 2012 includes certain adjustments recorded as a result of the adoption of fresh-start reporting in accordance with ASC Topic 852 as of the Effective Date. These fresh-start reporting adjustments resulted in a net pretax loss which primarily resulted from adjusting the Predecessor’s recorded values for certain assets and liabilities to fair values in accordance with ASC Topic 805, and recording related adjustments to deferred income taxes. The fresh-start reporting adjustments included in the Predecessor’s statement of comprehensive income for December 31, 2012 consisted of the following items (in thousands):

Fair value adjustments to net properties	$(204,276)
Fair value adjustments to intangibles	37,431
Establish Successor’s goodwill	15,331
Elimination of accumulated other comprehensive income	33,598
Other fair value adjustments, net	10,430
Loss from fresh-start reporting adjustments before taxes	(107,486)
Income tax benefit attributable to fair value adjustments	55,344
Net loss from fresh-start reporting adjustments after taxes	$(52,142)
Property, Plant and Equipment-Property, plant and equipment was adjusted to a fair value aggregating $411.1 million as of the Effective Date. The fair values of property, plant and equipment were based primarily on valuations obtained from third party valuation specialists principally utilizing the cost and market valuation approaches.
Fresh-start reporting adjustments included the elimination of the Predecessor’s aggregate accumulated depreciation balance as of December 30, 2012.
Identifiable Intangible Assets-The following intangible assets were identified by Reorganized Tribune Publishing and recorded at fair value based on valuations obtained from third party valuation specialists: newspaper mastheads, advertiser relationships, customer relationships, affiliate agreements and other contracts and agreements, including real property leases. The cost, income and market valuation approaches were utilized, as appropriate, to estimate the fair values of these intangible assets. The determination of the fair values of these identifiable intangible assets resulted in a $38.0 million net increase in other intangible assets in the Successor’s combined balance sheet at December 31, 2012.
NOTE 3: CHANGES IN OPERATIONS
Employee Reductions-Tribune Publishing identified reductions in staffing levels in its operations of 173 and 198 positions in the three and six months ended June 29, 2014, respectively and 39 and 104 positions in the three and six months

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ended June 30, 2013, respectively. Tribune Publishing recorded pretax charges of $2.2 million and $2.3 million for the three and six months ended June 29, 2014, respectively, and $1.1 million and $2.6 million for the three and six months ended June 30, 2013, respectively. A summary of the activity with respect to Tribune Publishing’s severance accrual for the six months ended June 29, 2014 is as follows (in thousands):

Balance at December 29, 2013	$9,336
Provision	2,260
Payments	(6,124)
Balance at June 29, 2014	$5,472
Charges for severance and related expenses are included in selling, general and administrative expense in the accompanying combined statements of comprehensive income. The severance and related expenses above exclude severance and related expenses incurred by Tribune and Tribune Affiliates and allocated to Tribune Publishing. See Note 4 for further discussion of allocated charges from Tribune and Tribune Affiliates.
NOTE 4: RELATED PARTY TRANSACTIONS WITH TRIBUNE AND AFFILIATES
Prior to the separation and distribution, Tribune Publishing participated in a number of corporate-wide programs administered by Tribune and Tribune Affiliates. These included participation in Tribune’s centralized treasury function, insurance programs, employee benefit programs, workers’ compensation programs, and centralized service centers and other corporate functions. The following is a discussion of the relationship with Tribune, the services provided and how transactions with Tribune and Tribune Affiliates have been accounted for in the combined financial statements.
Equity-Equity in the combined balance sheets includes the accumulated balance of transactions between Tribune Publishing and Tribune and Tribune Affiliates, Tribune Publishing’s paid-in-capital, and Tribune’s interest in Tribune Publishing’s cumulative retained earnings, and are presented within parent company investment and combined with accumulated other comprehensive income to total equity (deficit). The amounts comprising the accumulated balance of transactions between Tribune Publishing and Tribune and Tribune Affiliates include (i) the cumulative net assets attributed to Tribune Publishing by Tribune and Tribune Affiliates, (ii) the cumulative net advances to Tribune representing the cumulative Tribune Publishing funds swept (net of funding provided by Tribune and Tribune Affiliates to Tribune Publishing) as part of the centralized cash management program described further below, (iii) the cumulative charges (net of credits) allocated by Tribune and Tribune Affiliates to Tribune Publishing for certain support services received by Tribune Publishing and (iv) related party dividends for rent payments on related party leases as described further below.
Centralized Cash Management-Tribune utilized a centralized approach to cash management and the financing of its operations. Under this centralized cash management program, Tribune and Tribune Publishing advanced funds to each other. Accordingly, none of Tribune’s cash and cash equivalents has been assigned to Tribune Publishing in the combined financial statements. Cash in the combined balance sheets represents either cash not yet advanced to Tribune or cash held locally by Tribune Publishing. These transactions were recorded in equity (deficit) when advanced.
Support Services Provided and Other Amounts with Tribune and Tribune Affiliates-Tribune Publishing received allocated charges from Tribune and Tribune Affiliates for certain corporate support services, which were recorded within selling, general and administrative expense in Tribune Publishing’s combined statements of comprehensive income. Management believes that the basis used for the allocations was reasonable and reflect the portion of such costs attributed to Tribune Publishing’s operations; however, the amounts may not be representative of the costs necessary for Tribune Publishing to operate as a separate stand-alone company. These allocated costs are summarized in the following table (in thousands):

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Corporate management fee	$8,960	$6,656	$18,020	$12,383
Allocated depreciation	5,195	4,266	9,976	7,646
Service center support costs	23,099	20,765	43,384	42,135
Other	2,202	1,698	3,235	3,285
Total	$39,456	$33,385	$74,615	$65,449
Medical and Workers’ Compensation Benefit Plans-Tribune Publishing participated in Tribune-sponsored employee benefit plans, including medical and workers’ compensation. Allocations of benefit plan costs varied by plan type and were based on actuarial valuations of cost and/or liability, premium amounts and payroll. Total benefit plan costs allocated to Tribune Publishing amounted to $11.5 million and $23.1 million in the three and six months ended June 29, 2014 and $13.6 million and $25.7 million in the three and six months ended June 30, 2013, respectively, and were recorded in cost of sales and selling, general and administrative expense, as appropriate, in the combined statements of comprehensive income. While management believes the cost allocation methods utilized for the benefit plans were reasonable and reflected the portion of such costs attributed to Tribune Publishing, the amounts may not be representative of the costs necessary for Tribune Publishing to operate as a stand-alone business.
Defined Benefit Plans-Retirement benefits obligations pursuant to the Tribune defined benefit pension plans have historically been and will continue to be an obligation of Tribune. Therefore, Tribune Publishing accounts for costs associated with these defined benefit pension plans as a participant in multi-employer plans in accordance with ASC Topic 715. Costs related to Tribune-sponsored pension plans, which totaled credits of $5.0 million and $10.4 million in the three and six months ended June 29, 2014, respectively, and credits of $6.0 million and $11.9 million in the three and six months ended June 30, 2013, respectively, were based upon a specific allocation of actuarially determined service costs plus an allocation of the remaining net periodic pension cost components based upon the Company’s proportional share of the pension liability. Tribune-sponsored pension plan income allocated to Tribune Publishing is recorded in cost of sales and selling, general and administrative expense, as appropriate, in the combined statements of income and comprehensive income. While management believes the allocation methods utilized for the Tribune-sponsored pension plans were reasonable and reflected the portion of such income attributed to Tribune Publishing, the amounts may not be representative of the costs necessary for Tribune Publishing to operate as a stand-alone business.
Defined Contribution Plans-Tribune Publishing’s employees have historically participated in various Tribune qualified 401(k) savings plans, which permit eligible employees to make voluntary contributions on a pretax basis. The plans allowed participants to invest their savings in various investments. Amounts charged to expense by Tribune Publishing for employer contributions to Tribune 401(k) savings plans totaled $2.5 million and $5.9 million in the three and six months ended June 29, 2014, respectively, and $3.2 million and $6.7 million in the three and six months ended June 30, 2013, respectively, and are recorded in cost of sales and selling, general and administrative expense, as appropriate, in the combined statements of income and comprehensive income.
Related Party Lease Agreements- As described in Note 1, on December 21, 2012, the majority of the land and buildings owned by Tribune Publishing were transferred to Tribune’s newly established real estate holding companies. As of the date of the transfers, the carrying value of the transferred properties was $294.5 million.
In 2013, Tribune Publishing entered into related party lease agreements with Tribune to lease back certain land and buildings that were transferred on December 21, 2012. The initial term of these non-cancelable related party lease agreements is either five or ten years, with two optional renewal terms. Tribune Publishing determined that pursuant to the terms of the leases, it maintained forms of continuing involvement with the properties subject to related party leases, which, in accordance with ASC Topic 840, preclude Tribune Publishing from derecognizing those properties from its combined financial statements. As a result, Tribune Publishing continued to account for and depreciate the carrying values of the transferred properties subject to related party leases and rent payments were accounted for as dividends to Tribune and Tribune Affiliates. During the three and six months ended June 30, 2013, Tribune Publishing recorded $1.4 million and $2.7 million, respectively, in depreciation expense for such properties.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On December 1, 2013, Tribune Publishing modified the related party leases to eliminate certain protections provided to the landlord in the event of default by the tenant, including the right to collect rent and other balances owed by tenant under the leases utilizing insurance proceeds received by the landlord in the event of damage and otherwise payable to the tenant, as well as the right to collect rent directly from subtenants to the extent all or a portion of the premise is sublet. Pursuant to ASC Topic 840, these provisions had precluded Tribune Publishing from derecognizing those properties from its combined financial statements. As a result of these modifications, Tribune Publishing determined that it no longer had forms of continuing involvement with the transferred properties and derecognized such properties from its combined financial statements by recording a $337.6 million reduction to net properties and a corresponding reduction to the parent company investment component of equity (deficit) in its combined balance sheet. Tribune Publishing has accounted for these related party leases as operating leases beginning on December 1, 2013. In connection with all related party lease agreements, Tribune Publishing recognized $9.6 million and $19.1 million of rent expense for the three and six months ended June 29, 2014, respectively, recorded in cost of sales and selling, general and administrative expense, as appropriate.
The remainder of the transferred properties, which had a carrying value of $28.5 million as of the date of the transfers, are no longer utilized in the operations of Tribune Publishing; therefore, Tribune Publishing did not enter into related party leases for those properties. Tribune Publishing entered into management agreements with the real estate holding companies pursuant to which it will manage those properties for an initial term of one year, cancelable by the real estate holding companies with a 30-day notice.
In addition, in 2013, Tribune Publishing entered into various related party lease agreements with Tribune to lease the portions of the shared Tribune corporate office space that Tribune Publishing continues to occupy for an initial 5-year term. In accordance with ASC Topic 840, Tribune Publishing has accounted for these related party leases as operating leases. Costs associated with the related party lease agreements for shared corporate office space were recorded in selling, general and administrative expense.
NOTE 5: ACQUISITIONS
Landmark Acquisition
On May 1, 2014, the Company completed an acquisition of the issued and outstanding limited liability company interests of Capital-Gazette Communications, LLC and Landmark Community Newspapers of Maryland, LLC from Landmark Media Enterprises, LLC (the “Landmark Acquisition”) for $29.0 million in cash, net of certain working capital and other closing adjustments. The Landmark Acquisition expands the Company’s breadth of coverage in Maryland and adjacent areas and includes The Capital in the Annapolis region and the Carroll County Times and their related publications.
In connection with this acquisition, the Company incurred a total of $0.4 million of transaction costs, which were recorded in selling, general and administrative expenses in the Company’s consolidated statement of operations for the six months ended June 29, 2014.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is as follows (in thousands):

Consideration
Cash	$28,983
Less: cash acquired	(2)
Net Cash	$28,981

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Accounts receivable and other current assets	$2,942
Property, plant and equipment	560
Intangible Assets subject to amortization:
Trade names and trademarks (useful life of 20 years)	7,500
Advertiser relationships (useful life of 12 years)	6,500
Other customer relationships (useful life of 7 years)	2,500
Accounts payable and other current liabilities	(3,961)
Total identifiable net assets	16,041
Goodwill	12,940
Total net assets acquired	$28,981
The allocation presented above is based upon management’s estimate of the fair values using the income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The definite-lived intangible assets will be amortized over a total weighted average period of 15 years that includes a 20 year life for trade names and trademarks, a 12 year life for advertiser relationships and a 7 year life for customer relationships. The acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future cost and revenue synergies. The entire amount of purchase price allocated to intangible assets and goodwill will be deductible for tax purposes pursuant to IRC Section 197 over a 15 year period.
Other Acquisitions
The Company’s other acquisitions in the three and six months ended June 29, 2014 were not significant; the Company made no acquisitions in the three and six months ended June 30, 2013. The results of the other acquired companies and the related transaction costs were not material to the Company’s unaudited combined financial statements and were included in the unaudited combined statements of comprehensive income since their respective dates of acquisition.
Information for other acquisitions made in the six months ended June 29, 2014 (excluding the Landmark Acquisition) is as follows (in thousands):

Fair value of assets acquired	$11,292
Liabilities assumed	(800)
Net assets acquired	10,492
Less: fair value of non-cash and contingent consideration	(4,439)
Less: fair value of the preexisting equity interest in MCT	(2,752)
Net cash paid	$3,301
On May 7, 2014, the Company acquired the remaining 50% outstanding general partnership interests of McClatchy/Tribune Information Services (“MCT”) from McClatchy News Services, Inc. and The McClatchy Company (collectively,

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

“McClatchy”) for $1.2 million in cash and non-cash consideration for future services with an estimated fair value of $4.3 million. The fair value of acquired interests was based upon management’s estimate of the fair values using the income approach. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. Prior to May 7, 2014, the Company accounted for its 50% interest in MCT as an equity method investment. In accordance with ASC Topic 805, the Company’s preexisting equity interest was remeasured to its estimated fair value of $2.8 million using the income valuation approach and the Company recognized a gain of $1.5 million in the unaudited combined statements of comprehensive income in the second quarter of 2014. The aggregate purchase price of the remaining 50% equity interest in MCT and the estimated fair value of the Company’s preexisting 50% equity interest in MCT have been allocated to the assets acquired and liabilities assumed based upon the estimated fair values of each as of the acquisition date.
NOTE 6: INVENTORIES
Inventories consisted of the following (in thousands):

	June 29, 2014	December 29, 2013
Newsprint	$15,642	$13,831
Supplies and other	432	391
Total inventories	$16,074	$14,222
Inventories are stated at the lower of cost or market. Tribune Publishing determines cost on the first-in, first-out (“FIFO”) basis for all inventories.
NOTE 7: GOODWILL, OTHER INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES
Goodwill, other intangible assets and intangible liabilities at June 29, 2014 and December 29, 2013 consisted of the following (in thousands):

	June 29, 2014			December 29, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Subscribers (useful life of 2 to 10 years)	$6,194	$(1,378)	$4,816	$3,694	$(919)	$2,775
Advertiser relationships (useful life of 2 to 13 years)	21,166	(3,069)	18,097	14,332	(2,032)	12,300
Affiliate agreements (useful life of 4 years)	11,929	(4,473)	7,456	11,929	(2,982)	8,947
Other (useful life of 1 to 20 years)	12,807	(712)	12,095	5,132	(472)	4,660
Total	$52,096	$(9,632)	$42,464	$35,087	$(6,405)	$28,682
Goodwill and other intangible assets not subject to amortization
Goodwill			35,444			15,331
Newspaper mastheads			31,800			31,800
Total goodwill and other intangible assets			$109,708			$75,813
Intangible liabilities subject to amortization
Lease contract intangible liabilities	(545)	302	(243)	(545)	218	(327)
Total intangible liabilities subject to amortization	$(545)	$302	$(243)	$(545)	$218	$(327)

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes in the carrying amounts of intangible assets subject to amortization during the six months ended June 29, 2014 were as follows (in thousands):

Intangible assets subject to amortization
Balance at December 29, 2013	$28,682
Acquisitions	17,009
Amortization	(3,227)
Balance at June 29, 2014	$42,464
The changes in the carrying amounts of intangible assets not subject to amortization and goodwill during the six months ended June 29, 2014 were as follows (in thousands):

Other intangible assets not subject to amortization
Balance as of June 29, 2014 and December 29, 2013	$31,800

Goodwill
Balance at December 29, 2013	$15,331
Acquisitions	20,113
Balance at June 29, 2014	$35,444
As disclosed in Note 4 to Tribune Publishing's audited combined financial statements, Tribune Publishing reviews goodwill and other indefinite-lived intangible assets for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, "Intangibles-Goodwill and Other."
NOTE 8: INVESTMENTS
Investments consisted of equity method investments totaling $1.9 million and $2.8 million at June 29, 2014 and December 29, 2013, respectively, in the following private companies:

Company	% Owned
CIPS Marketing Group, Inc.	50%
Homefinder.com, LLC	33%
Locality Labs, LLC	35%
Tribune Publishing recorded losses of $0.3 million and $0.6 million in the three and six months ended June 29, 2014, respectively, and $0.3 million and $0.6 million in the three and six months ended June 30, 2013, respectively, relating to its equity method investments. Tribune retained the investment in Locality Labs, LLC effective with the spin-off. Tribune Publishing acquired the remaining 50% of the outstanding general partnership interests of McClatchy/Tribune Information Services ("MCT") which had previously been accounted for as an equity method investment. See Note 5 for additional information on the MCT acquisition.
NOTE 9: FAIR VALUE MEASUREMENTS
Tribune Publishing measures and records in its combined financial statements certain assets and liabilities at fair value. ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and Tribune Publishing’s own assumptions (unobservable inputs). This hierarchy consists of the following three levels:

•	Level 1-Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•
Level 2-Assets and liabilities whose values are based on inputs other than those included in Level 1, including quoted market prices in markets that are not active; quoted prices of assets or liabilities with similar attributes in active markets; or valuation models whose inputs are observable or unobservable but corroborated by market data.

•	Level 3-Assets and liabilities whose values are based on valuation models or pricing techniques that utilize unobservable inputs that are significant to the overall fair value measurement.
The carrying values of cash, trade accounts receivable and trade accounts payable approximated their respective fair values due to their short term to maturity.
NOTE 10: INCOME TAXES
Subchapter S Corporation Election and Subsequent Conversion to C Corporation-On March 13, 2008, Tribune filed an election to be treated as a subchapter S corporation under the Internal Revenue Code, with the election effective as of the beginning of Tribune’s 2008 fiscal year. Tribune also elected to treat nearly all of its subsidiaries, including nearly all of the subsidiaries through which Tribune Publishing operates, as qualified subchapter S subsidiaries. Subject to certain limitations (such as built-in-gains tax applicable for ten years to gains accrued prior to the election), Tribune and Tribune Publishing were not subject to federal income tax. Although most states in which Tribune and Tribune Publishing operate recognize S corporation status, some impose tax at a reduced rate. Certain Tribune Publishing non-qualified subchapter S subsidiaries were subject to federal and state income taxes as C Corporations.
On the Effective Date, Tribune emerged from bankruptcy and issued shares of common stock to non-qualifying S corporation shareholders as more fully described in Note 2. As a result, Tribune’s S corporation election was terminated and Tribune, including Tribune Publishing, became taxable as a C corporation. As a C corporation, Reorganized Tribune Publishing is subject to income taxes at a higher effective tax rate beginning in the first quarter of 2013. The effect of this conversion was recorded in connection with Reorganized Tribune Publishing’s adoption of fresh-start reporting as described in Note 2. Accordingly, Tribune Publishing’s deferred income tax assets and liabilities were reinstated at a higher effective tax rate as of the Effective Date.
In conjunction with emergence from bankruptcy, Tribune Publishing was discharged from certain debt obligations as more fully described in Note 2. Generally, for federal tax purposes, the discharge of a debt obligation in a bankruptcy proceeding for an amount less than its adjusted issue price (as defined in the IRC) creates cancellation of indebtedness income (“CODI”) that is excludable from the obligor’s taxable income. However, certain income tax attributes are reduced by the amount of CODI. The prescribed order of income tax attribute reduction is as follows: (i) net operating losses for the year of discharge and net operating loss carryforwards, (ii) most credit carryforwards, including the general business credit and the minimum tax credit, (iii) net capital losses for the year of discharge and capital loss carryforwards and (iv) the tax basis of the debtors’ assets. Reorganized Tribune Publishing does not have any net operating loss carryforwards, credit carryforwards or capital loss carryforwards at the Effective Date and therefore these tax attribute reduction provisions do not apply. Based on Reorganized Tribune Publishing’s consolidated balance sheet on the Effective Date, Reorganized Tribune Publishing will not have a significant tax basis reduction resulting from the CODI rules.
Other-Tribune Publishing filed an election effective December 30, 2013 to be taxed as a C Corporation. Accordingly, Tribune Publishing has computed income taxes as a separate return filing group. Current income taxes payable are settled with Tribune through the equity (deficit) account. For the six months ended June 30, 2013, Tribune Publishing’s operations are included in Tribune’s federal and state C Corporation income tax returns. For the purposes of these combined financial statements, Tribune Publishing has computed its income taxes for the six months ended June 30, 2013 as if it were filing separate returns.
For the three and six months ended June 29, 2014, Tribune Publishing recorded income tax expense of $10.9 million and $19.6 million, respectively. The effective tax rate on pretax income was 41.9% and 42.1% in the three and six months ended June 29, 2014, respectively. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible expenses, certain transaction costs not fully deductible for tax purposes and the domestic production activities deduction. For the three and six months ended June 30, 2013, Tribune Publishing recorded income tax expense of $16.6 million and $32.8 million, respectively. The effective tax rate on pretax income was 43.1% and

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

43.2% in the three and six months ended June 30, 2013. This rate differs from the U.S. federal statutory rate of 35% due primarily to state income taxes, net of federal benefit, nondeductible expenses, certain transaction costs not fully deductible for tax purposes and the domestic production activities deduction.
NOTE 11: PENSION AND OTHER POSTRETIREMENT BENEFITS
Multiemployer Pension Plans-Tribune Publishing contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. See Note 4 for the description of costs and credits related to Tribune-sponsored pension plans.
Postretirement Benefits Other Than Pensions-Retirement benefits are provided to eligible employees of Tribune Publishing through defined benefit pension plans sponsored by Tribune. There is some variation in the provisions of these plans, including different provisions for lifetime maximums, prescription drug coverage and certain other benefits. The components of net periodic benefit cost for Tribune Publishing were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Service cost	$71	$111	$176	$222
Interest cost	366	387	816	774
Amortization of gain	(14)	—	(14)	—
Net periodic benefit cost	$423	$498	$978	$996
Expected Future Benefit Payments-For 2014 Tribune Publishing expects to contribute $5 million to its other postretirement plans.
NOTE 12: STOCK-BASED COMPENSATION
On March 1, 2013, Tribune adopted the 2013 Equity Incentive Plan (“Tribune Equity Incentive Plan”) for the purpose of granting stock awards to directors, officers, and employees of Tribune. Stock awarded pursuant to the Tribune Equity Incentive Plan is limited to five percent of the outstanding Tribune common stock on a diluted basis. Tribune began issuing awards under the Tribune Equity Incentive Plan in the second quarter of 2013.
The Tribune Equity Incentive Plan provides for the granting of non-qualified stock options (“NSO”), restricted stock units (“RSU”), performance share units (“PSU”) and restricted and unrestricted stock awards. Pursuant to ASC Topic 718, “Compensation-Stock Compensation,” Tribune Publishing measures stock-based compensation costs on the grant date based on the estimated fair value of the award and recognizes compensation costs on a straight-line basis over the requisite service period for the entire award. The Tribune Equity Incentive Plan allows employees to surrender to Tribune shares of vested common stock upon vesting of their stock awards or at the time they exercise their NSOs in lieu of their payment of the required withholdings for employee taxes. Tribune does not withhold taxes in excess of minimum required statutory requirements.
NSO and RSU awards generally vest 25% on each anniversary of the date of the grant. Under the Tribune Equity Incentive Plan, the exercise price of an NSO award cannot be less than the market price of Tribune common stock at the time the NSO award is granted and has a maximum contractual term of 10 years.
Tribune estimates the fair value of NSO awards using the Black-Scholes option-pricing model, which incorporates various assumptions including the expected term of the awards, volatility of the stock price, risk-free rate of return and dividend yield. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on the actual historical volatility of a select peer group of entities operating in similar industry sectors as Tribune. Expected life was calculated using the simplified method, as described under Staff Accounting Bulletin Topic 14, “Share-Based Payment,” as the Equity Incentive Plan was not in existence for a sufficient period of time for the use of Tribune-specific historical experience in the calculation.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Tribune determines the fair value of RSUs by reference to the quoted market price of the Tribune common stock on the date of the grant.
Stock-based compensation expense for participants in the Tribune Equity Incentive Plan who are solely dedicated to Tribune Publishing have been included within selling, general and administrative expense within these combined financial statements. Stock-based compensation expense for participants in the Tribune Equity Incentive Plan who provide services to but are not solely dedicated to Tribune Publishing have been allocated to Tribune Publishing through the corporate management fee and technology service center support costs, as described in Note 4. Stock-based compensation expense related to Tribune Publishing’s employees during the three and six months ended June 29, 2014 totaled $0.6 million and $1.3 million, respectively. Stock-based compensation expense related to Tribune Publishing's employees totaled $0.9 million for the three and six months ended June 30, 2013. In the three and six months ended June 29, 2014, the Company was allocated $1.5 million and $4.1 million, respectively, of stock-based compensation expense through the corporate management fee and technology service center support costs. Stock-based compensation allocated to the Company was $0.5 million in the three and six months ended June 30, 2013.
As of June 29, 2014, Tribune Publishing had not yet recognized compensation cost of $6.2 million on nonvested awards with a weighted average remaining recognition period of 2.5 years.
On April 1, 2014, Tribune's compensation committee, acting for Tribune as Tribune Publishing's sole shareholder, approved the Tribune Publishing Company 2014 Omnibus Incentive Plan ("Tribune Publishing Equity Plan"), for the purpose of granting stock awards to directors, officers, and employees of Tribune Publishing. Stock awarded pursuant to the Tribune Publishing Equity Plan is limited to ten percent of Tribune Publishing common stock. As of June 29, 2014, no awards have been issued under the Tribune Publishing Equity Plan.
The Tribune Publishing Equity Plan provides for the granting of stock options, stock appreciation rights, RSUs, PSUs, restricted and unrestricted stock awards, dividend equivalents and cash awards. Pursuant to ASC Topic 718, “Compensation-Stock Compensation,” Tribune Publishing measures stock-based compensation costs on the grant date based on the estimated fair value of the award and recognizes compensation costs on a straight-line basis over the requisite service period for the entire award. The Tribune Publishing Equity Plan allows employees to surrender to Tribune shares of vested common stock upon vesting of their stock awards or at the time they exercise their stock options in lieu of their payment of the required withholdings for employee taxes. Tribune Publishing does not withhold taxes in excess of minimum required statutory requirements.
Under the Tribune Publishing Equity Plan, the exercise price of a stock option award cannot be less than the market price of Tribune Publishing common stock at the time the stock option award is granted and has a maximum contractual term of 10 years.
NOTE 13: EARNINGS PER SHARE
Basic earnings (loss) per common share is calculated by dividing net income (loss) attributable to Tribune Publishing common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of common shares under equity-based compensation plans except where the inclusion of such common shares would have an anti-dilutive impact. There were no equity-based awards of Tribune Publishing at June 29, 2014 .
On August 4, 2014, approximately 25.4 million shares of the Company's common stock were distributed to Tribune and Tribune stockholders and warrantholders who held shares as of the recorded date of July 28, 2014. This share amount is being utilized for the calculation of both basic and diluted earnings per common share for the three and six months ended June 29, 2014 and June 30, 2013, as no equity-based awards were outstanding prior to August 4, 2014.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three and six months ended June 29, 2014 and June 30, 2013, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net income attributable to Tribune Publishing stockholders	$15,203	$21,926	$26,975	$43,119

Weighted average number of common shares outstanding - basic and diluted	25,424	25,424	25,424	25,424

Net income per common share - basic and diluted	$0.60	$0.86	$1.06	$1.70
NOTE 14: SUBSEQUENT EVENTS
Spin-off transaction
On August 4, 2014, Tribune completed the spin-off of its principal publishing operations into an independent company, Tribune Publishing, by distributing 98.5% of the outstanding shares of Tribune Publishing common stock to holders of Tribune common stock and warrants. In the distribution, each holder of Tribune Class A common stock, Class B common stock and warrants received 0.25 of a share of Tribune Publishing common stock for each share of common stock or warrant held as of the record date of July 28, 2014. Based on the number of shares of Tribune common stock and warrants outstanding as of 5:00 P.M. Eastern time on July 28, 2014 and the distribution ratio, 25,042,263 shares of Tribune Publishing common stock were distributed to the Tribune stockholders and holders of warrants and Tribune retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of outstanding common stock of Tribune Publishing. Subsequent to the distribution, Tribune Publishing became a separate publicly-traded company with its own board of directors and senior management team. Shares of Tribune Publishing common stock are listed on the New York Stock Exchange under the symbol “TPUB”. In connection with the spin-off, Tribune Publishing paid a $275 million cash dividend to Tribune from a portion of the proceeds of the Senior Term Facility, as defined and described below, entered into by Tribune Publishing. Tribune also settled or assigned intercompany indebtedness between and among Tribune and its subsidiaries, which prior to the spin-off included Tribune Publishing and Tribune Publishing's subsidiaries.
In connection with the separation and distribution, Tribune entered into a transition services agreement (the "TSA") and certain other agreements with Tribune Publishing that will govern the relationships between Tribune Publishing and Tribune following the separation and distribution. Pursuant to the TSA, Tribune will provide Tribune Publishing with certain specified services on a transitional basis, including support in areas such as human resources, risk management, treasury, technology, legal, real estate, procurement, and advertising and marketing in a single market. In addition, the TSA outlines the services that Tribune Publishing will provide Tribune on a transitional basis, including in areas such as human resources, technology, legal, procurement, accounting, digital advertising operations, and advertising, marketing, event management and fleet maintenance in a single market, and other areas where Tribune may need assistance and support following the separation and distribution. The charges for the transition services generally allow the providing company to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the services, plus, in some cases, the allocated direct costs of providing the services, generally without profit.
Tribune has received a private letter ruling ("PLR") from the Internal Revenue Service ("IRS") which provides that the distribution of Tribune Publishing stock and certain related transactions will qualify as tax-free to Tribune, Tribune Publishing and Tribune's stockholders and warrantholders for U.S. federal income tax purposes. Although a PLR from the IRS generally is binding on the IRS, the PLR does not rule that the distribution satisfies every requirement for a tax-free distribution, and the parties will rely solely on the opinion of the Tribune's special tax counsel that such additional requirements have been satisfied.
Senior Term Facility
On August 4, 2014, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”),

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and the lenders party thereto (the "Senior Term Facility"). The Senior Term Facility provides for loans (the “Term Loans”) in an aggregate principal amount of $350 million. Subject to certain conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Senior Term Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by an amount up to (i) the greater of $100 million and an amount as will not cause the net senior secured leverage ratio after giving effect to such incurrence to exceed 2:1, plus (ii) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility on the distribution date and refinancing debt in respect of such loans, subject to certain conditions.
The Senior Term Facility will mature on August 4, 2021 (the “Term Loan Maturity Date”). The Term Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.25% of the original principal amount of the Senior Term Facility with the balance payable on the Term Loan Maturity Date. In addition, however, the Senior Term Facility provides for the right of individual lenders to extend the maturity date of their loans upon the request of the Company without the consent of any other lender. The Term Loans may be prepaid, in whole or in part, without premium or penalty, except that (a) prepayments and certain refinancings of the Senior Term Facility prior to August 4, 2015 will be subject to a prepayment premium of 1.0% of the principal amount prepaid and (b) lenders will be compensated for redeployment costs, if any. Subject to certain exceptions and provisions for the ratable sharing with indebtedness secured on a pari passu basis with the Senior Term Facility, the Senior Term Facility will be subject to mandatory prepayment in an amount equal to:

•	100% of the net proceeds (other than those that are used to purchase certain assets within a specified time period) of certain asset sales and certain insurance recovery events;

•
100% of the net proceeds of the issuance or incurrence of indebtedness (other than indebtedness permitted to be incurred under the Senior Term Facility unless specifically incurred to refinance a portion of the Senior Term Facility); and

•
50% of annual excess cash flow for any fiscal year (beginning with the fiscal year ending December 27, 2015), such percentage to decrease to 25% on the attainment of a secured leverage ratio of 1.25:1.00 and to 0% on the attainment of a secured leverage ratio of 0.75:1.00. In addition the Company will not be required to make an excess cash flow prepayment if such payment would result in available liquidity being less than $75 million.

Tribune Publishing Company is the borrower under the Senior Term Facility. Each of Tribune Publishing Company’s wholly-owned domestic subsidiaries, subject to certain exceptions (collectively, the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. All obligations of Tribune Publishing Company and each Subsidiary Guarantor under the Senior Term Facility are secured by the following: (a) a perfected security interest in substantially all present and after-acquired property consisting of accounts receivable, inventory and other property constituting the borrowing base (the “ABL Priority Collateral”), which security interest will be junior to the security interest in the foregoing assets securing the Senior ABL Facility; and (b) a perfected security interest in substantially all other assets of Tribune Publishing Company and the Subsidiary Guarantors (other than the ABL Priority Collateral and with certain other exceptions) (the “Term Loan Priority Collateral” and, together with the ABL Priority Collateral, the “Collateral”), which security interest will be senior to the security interest in the foregoing assets securing the Senior ABL Facility.
The interest rates applicable to the Term Loans will be based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) the greater of (x) an adjusted London inter-bank offered rate (adjusted for reserve requirements) and (y) 1.00%, plus a borrowing margin of 4.75%, or (ii) an alternate base rate, plus a borrowing margin of 3.75%. Customary fees will be payable in respect of the Term Loan Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing Company and its restricted subsidiaries, as described in the Term Loan Credit Agreement to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; create restrictions on the ability of Tribune Publishing Company’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to Tribune Publishing Company or make other intercompany transfers; create negative pledges; create liens; transfer or sell assets; merge or consolidate; enter into sale leasebacks; enter into certain transactions with the Company’s affiliates; and prepay or amend the terms of certain indebtedness. The Senior Term Facility also contains certain affirmative covenants, including financial and other reporting requirements. The Senior Term Facility provides for customary events of default, including: non-payment of principal, interest or fees; violation of covenants; material inaccuracy of representations or warranties; specified cross payment default

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and cross acceleration to other material indebtedness; certain bankruptcy events; certain ERISA events; material invalidity of guarantees or security interests; asserted invalidity of intercreditor agreements; material judgments and change of control.
Senior ABL Facility
On August 4, 2014, Tribune Publishing Company and the Subsidiary Guarantors, in their capacities as borrowers thereunder, entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of credit issuer and the lenders party thereto (the "Senior ABL Facility"). The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility will be limited by a borrowing base calculated periodically and described below. Up to $75 million of availability under the Senior ABL Facility is available for letters of credit and up to $15 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits Tribune Publishing Company to increase the commitments under the Senior ABL Facility by up to $75 million. The “borrowing base” is defined in the ABL Credit Agreement as, at any time, the sum of (i) 85% of eligible accounts receivable (with such percentage reduced under certain circumstances), plus (ii) the lesser of (x) 10% of aggregate commitments and (y) 70% of the lower of cost and market value (determined based on the RISI index) of eligible inventory, plus (iii) qualified cash, minus (iv) availability reserves, which may include, such availability reserves as the ABL Administrative Agent, in its permitted discretion, deems appropriate at such time. As of August 4, 2014, $19.3 million of the Senior ABL Facility availability supported an outstanding undrawn letter of credit in the same amount.
The Senior ABL Facility will mature on August 4, 2019. In addition, however, the Senior ABL Facility provides for the right of individual lenders to extend the termination date of their commitments upon the request of Tribune Publishing Company without the consent of any other lender. The Senior ABL Facility may be prepaid at Tribune Publishing Company’s option at any time without premium or penalty (except for lender’s redeployment costs, if any) and will be subject to mandatory prepayment if the outstanding Senior ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in an amount equal to such excess. Mandatory prepayments do not result in a permanent reduction of the lenders’ commitments under the Senior ABL Facility.
Tribune Publishing Company and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. Tribune Publishing Company and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. All obligations of Tribune Publishing Company and each Subsidiary Guarantor under the Senior ABL Facility are secured by the following: (a) a perfected security interest in the ABL Priority Collateral, which security interest will be senior to the security interest in such collateral securing the Senior Term Facility; and (b) a perfected security interest in the Term Loan Priority Collateral, which security interest will be junior to the security interest in such collateral securing the Senior Term Facility.
Until the date that is one day before the maturity date of the Senior ABL Facility, at the option of the applicable borrower, the interest rates applicable to the loans under the Senior ABL Facility will be based either, at Tribune Publishing Company’s option (i) an adjusted London inter-bank offered rate (adjusted for reserve requirements), plus a borrowing margin of 1.50% or (ii) an alternate base rate, plus a borrowing margin of 0.50%. Customary fees will be payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. The Senior ABL Facility contains a number of covenants that, among other things, limit or restrict the ability of Tribune Publishing Company and its restricted subsidiaries as described in the ABL Credit Agreement to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; create restrictions on the ability of the Company’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to Tribune Publishing Company or make other intercompany transfers; create negative pledges; enter into certain transactions with the Company’s affiliates; and prepay or amend the terms of certain indebtedness. In addition, if Tribune Publishing Company’s Availability (as defined in the ABL Credit Agreement) under the Senior ABL Facility falls below the greater of $14 million and 10% of the lesser of the aggregate revolving commitments and the Borrowing Base, Tribune Publishing Company will be required to maintain a Fixed Charge Coverage Ratio of at least 1.0:1.0, as defined in the Senior ABL Facility. The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. The Senior ABL Facility also provides for customary events of default, including: non-payment of principal; interest or fees; violation of covenants; material inaccuracy of representations or warranties; specified cross default and cross acceleration to other material indebtedness; certain

TRIBUNE PUBLISHING COMPANY
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

bankruptcy events; certain ERISA events; material invalidity of guarantees or security interest; asserted invalidity of intercreditor agreements; material judgments and change of control.
Letter of Credit Agreement
On August 4, 2014, Tribune Publishing Company and JPMorgan Chase Bank, N.A., as letter of credit issuer (the “L/C Issuer”) entered into a letter of credit agreement (the "Letter of Credit Agreement"). The Letter of Credit Agreement provides for the issuance of standby letters of credit of up to a maximum aggregate principal face of $30 million. The Letter of Credit Agreement permits Tribune Publishing Company, at the sole discretion of L/C Issuer, to request to increase the amount available to be issued under the Letter of Credit Agreement up to an aggregate maximum face amount of $50 million. The Letter of Credit Agreement is scheduled to terminate on August 4, 2019, provided that the L/C Issuer may, in its sole discretion, extend the scheduled termination date. Tribune Publishing Company’s obligations under the Letter of Credit Agreement are secured in favor of the L/C Issuer by a first priority security interest in a specified cash collateral account. Customary fees will be payable in respect of the Letter of Credit Agreement. The Letter of Credit Agreement contains certain affirmative covenants, including financial and other reporting requirements. The Letter of Credit Agreement also provides for customary events of default, including: non-payment; violation of covenants; material inaccuracy of representations and warranties; specified cross-default to other material indebtedness; certain bankruptcy events; material invalidity of credit documents and failure to satisfy the minimum collateral condition. As of August 4, 2014, a $27.5 million undrawn letter of credit was outstanding against the Letter of Credit Agreement. This Letter of Credit Agreement was collateralized with $27.5 million of cash held in a specified cash collateral account.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands, except share and per share amounts)
The following discussion and analysis should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Company’s Combined Financial Statements and related Notes filed as part of this Quarterly Report, and “Cautionary Statement Concerning Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Quarterly Report, as well as the factors described in our information statement filed as Exhibit 99.1 to the Company's registration statement on Form 10, as amended and filed with the SEC on July 21, 2014, particularly under “Risk Factors.”
We believe that the assumptions underlying the Combined Financial Statements included in this Quarterly Report are reasonable. However, the Combined Financial Statements may not necessarily reflect our results of operations, financial position and cash flows for future periods or what they would have been had Tribune Publishing been a separate, stand-alone company during the periods presented.
OVERVIEW
On July 10, 2013, Tribune Media Company, formerly Tribune Company (collectively "Tribune") announced its plan to spin-off essentially all of its publishing business into an independent company. The business represented the principal publishing operations of Tribune and certain other entities wholly-owned by Tribune, as described below, and was organized as a new company, Tribune Publishing Company (the "Company" or "Tribune Publishing"). The spin-off was completed August 4, 2014. See "Significant Events" below for more information.
Tribune Publishing’s operations are located in eight major-markets and consist of ten daily newspapers and related businesses, distribution of preprinted insert advertisements, commercial printing and delivery services to other newspapers, distribution of syndicated content and management of the websites of Tribune Publishing’s daily newspapers, along with other branded products that target specific areas of interest. The daily newspapers published by Tribune Publishing are the Los Angeles Times; the Chicago Tribune; the Sun Sentinel; the Orlando Sentinel; The Baltimore Sun; The Capital; the Carroll County Times; the Hartford Courant; The Morning Call, serving Pennsylvania’s Lehigh Valley; and the Daily Press, serving the Virginia Peninsula. Tribune Publishing’s operations also include Blue Lynx Media, LLC (“BLM”) which operates a shared service center for the benefit of Tribune and its subsidiaries, including the subsidiaries of Tribune Publishing; a 50% equity interest in CIPS Marketing Group, Inc. (“CIPS”) and a 33% equity interest in Homefinder.com, LLC (“Homefinder”). Prior to May 7, 2014, Tribune Publishing’s operations also included a 50% equity interest in McClatchy/Tribune Information

Services (“MCT”). On May 7, 2014, Tribune Publishing’s subsidiary, TCA News Service, LLC, acquired the remaining 50% interest in MCT.
On March 5, 2014, Tribune Publishing’s subsidiary, The Baltimore Sun Company, LLC, acquired the Baltimore City Paper and its related publications. On April 4, 2014 Tribune Publishing’s subsidiary, the Hartford Courant Company, LLC, acquired Reminder Media and its related publications in eastern and northern Connecticut. On May 1, 2014, The Baltimore Sun Company, LLC acquired The Capital and the Carroll County Times and their related publications.
In the six months ended June 29, 2014, 56% of Tribune Publishing operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and on interactive websites and from the sale of advertising supplements inserted into the newspapers. Approximately 25% of operating revenues for the six months ended June 29, 2014 were generated from the sale of newspapers to individual subscribers or to sales outlets, which re-sell the newspapers. The remaining 19% of operating revenues for the six months ended June 29, 2014 were generated from direct mail services, the provision of commercial printing and delivery services to other newspapers, the distribution of syndicated content, direct mail advertising and other related activities.
Advertising revenue includes newspaper print advertising and digital advertising. Newspaper print advertising is typically in the form of display or preprint advertising whereas digital advertising can be in the form of display, banner ads, coupon ads, video, search advertising and linear ads placed on Tribune Publishing and affiliated websites. Advertising revenues are comprised of three basic categories: retail, national and classified. Changes in advertising revenues are heavily correlated with changes in the level of economic activity in the United States. Changes in gross domestic product, consumer spending levels, auto sales, housing sales, unemployment rates, job creation, circulation levels and rates all impact demand for advertising in Tribune Publishing’s newspapers and websites. Tribune Publishing’s advertising revenues are subject to changes in these factors both on a national level and on a local level in its markets. Circulation revenue results from the sale of print and digital editions of newspapers to individual subscribers and the sale of print editions of newspapers to sales outlets, which re-sell the newspapers. Other revenues are derived from direct mail services, commercial printing and delivery services provided to other newspapers, direct mail advertising and other related activities. Significant operating expense categories include compensation, newsprint and ink, circulation distribution, depreciation and amortization, allocations of corporate costs and other operating expenses. Compensation expense is affected by many factors, including the number of full-time equivalent employees, changes in the design and costs of various employee benefit plans, the level of pay increases and actions to reduce staffing levels. Circulation distribution expenses primarily included delivery and inserting fees paid to third party contractors and postage costs for Tribune Publishing’s total market coverage products. Circulation distribution expenses can vary from year to year due to changes in volume levels, the fees negotiated with third party contractors and postage rates. Newsprint and ink are commodities and pricing can vary significantly from year to year. Allocated corporate costs included charges from Tribune and Tribune Affiliates for certain corporate, service center and technology support services, as well as insurance, occupancy and other costs. Other expenses are principally for sales and marketing activities, occupancy costs, amounts paid to third parties for temporary labor, outside printing and production costs and other general and administrative expenses.
Tribune Publishing uses operating revenues and income from operations as ways to measure financial performance. In addition, Tribune Publishing uses average net paid circulation for its newspapers, together with other factors, to measure its market share and performance. Net paid circulation includes both individually paid copy sales (home delivery, single copy and digital copy sales) and other paid copy sales (education, sponsored and hotel copy sales).
Tribune Publishing’s results of operations, when examined on a quarterly basis, reflect the seasonality of Tribune Publishing’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter reflect spring advertising revenues, while the fourth quarter includes advertising revenues related to the holiday season.

The following table sets forth the Company’s major publishing assets as of June 29, 2014:

				Circulation (000s)[1]		Digital (millions) [2]
	Market	First published	DMA rank(3)	Daily	Sunday	Unique visitors	Page views

	Los Angeles, CA	1882	2	673	956	39	155

	Chicago, IL	1847	3	440	790	16	113

	South Florida	1910	16	163	218	8	27

	Orlando, FL	1876	18	151	258	4	33

	Baltimore, MD	1838	27	174	296	5	34

	Baltimore, MD	1884	27	29	34	N/A	N/A

	Baltimore, MD	1911	27	21	23	N/A	N/A

	Hartford, CT	1764	30	120	181	2	24

(4)	Allentown, PA	1895	54	80	128	2	14

	Newport News, VA	1896	45	52	85	1	6
Note: Circulation and digital traffic statistics may include minimal duplication among the media properties
1 Alliance for Audited Media; Includes print and digital circulation; Total circulation is average for six months ended March 31, 2014; DMA net combined audience except for Sun Sentinel which is NDM net combined audience
2 Average over the six months ended June 29, 2014. Digital audience is based on Tribune Publishing’s internal metrics.
3 Nielsen estimates as of September 2013
4 The Morning Call focuses on the Lehigh Valley region within the Philadelphia DMA (#4)
SIGNIFICANT EVENTS
Spin-Off Transaction
On August 4, 2014, Tribune completed the spin-off of its principal publishing operations into an independent company, Tribune Publishing, by distributing 98.5% of the outstanding shares of Tribune Publishing common stock to holders of Tribune common stock and warrants. In the distribution, each holder of Tribune Class A common stock, Class B common stock and warrants received 0.25 of a share of Tribune Publishing common stock for each share of Tribune common stock or Tribune warrant held as of the record date of July 28, 2014. Based on the number of shares of Tribune common stock and Tribune warrants outstanding as of 5:00 P.M. Eastern time on July 28, 2014 and the distribution ratio, 25,042,263 shares of Tribune Publishing common stock were distributed to the Tribune stockholders and holders of Tribune warrants and Tribune retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of outstanding common stock of Tribune Publishing. Subsequent to the distribution, Tribune Publishing became a separate publicly-traded company with its own board of directors and senior management team. Shares of Tribune Publishing common stock are listed on the New York Stock Exchange under the symbol “TPUB”. In connection with the spin-off, Tribune Publishing paid a $275 million cash dividend to Tribune from a portion of the proceeds of a senior secured credit facility entered into by Tribune Publishing.
In connection with the separation and distribution, Tribune entered into a transition services agreement (the "TSA") and certain other agreements with Tribune Publishing that will govern the relationships between Tribune Publishing and Tribune following the separation and distribution. Pursuant to the TSA, Tribune will provide Tribune Publishing with certain specified services on a transitional basis, including support in areas such as human resources, risk management, treasury, technology, legal, real estate, procurement and advertising and marketing in a single market. In addition, the TSA outlines the services that Tribune Publishing will provide Tribune on a transitional basis, including in areas such as human resources, technology, legal, procurement, accounting, digital advertising operations, and advertising, marketing, event management and fleet maintenance in a single market, and other areas where Tribune may need assistance and support following the separation and distribution. The charges for the transition services generally allow the providing company to fully recover all out-of-

pocket costs and expenses it actually incurs in connection with providing the services, plus, in some cases, the allocated direct costs of providing the services, generally without profit.
For further information regarding the separation and distribution and the business conducted by Tribune Publishing following the spin-off, see the information statement filed as Exhibit 99.1 to the Company's registration statement on Form 10, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 21, 2014 and declared effective by the SEC on July 21, 2014. The registration statement is available through the SEC website.
Tribune has received a private letter ruling ("PLR") from the Internal Revenue Service ("IRS") which provides that the distribution of Tribune Publishing stock and certain related transactions will qualify as tax-free to Tribune, Tribune Publishing and Tribune's stockholders and warrantholders for U.S. federal income tax purposes. Although a PLR from the IRS generally is binding on the IRS, the PLR does not rule that the distribution satisfies every requirement for a tax-free distribution, and the parties will rely solely on the opinion of the Tribune's special tax counsel that such additional requirements have been satisfied.
Chapter 11 Reorganization
On December 8, 2008 (the “Petition Date”), Tribune and 110 of its direct and indirect wholly-owned subsidiaries (each a “Debtor” and, collectively, the “Debtors”), filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under Chapter 11 (“Chapter 11”) of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption “In re: Tribune Company, et al.,” Case No. 08-13141. Certain of the legal entities included in the combined financial statements of Tribune Publishing (see “Separation from Tribune Company" and "Basis of Presentation”) were Debtors or, as a result of the restructuring transactions described below, are successor legal entities to legal entities that were Debtors (collectively, the “Tribune Publishing Debtors”). References to the Debtors herein include the Tribune Publishing Debtors unless otherwise indicated. Other legal entities included in the combined financial statements of Tribune Publishing did not file petitions for relief under Chapter 11 as of or subsequent to the Petition Date, and were, therefore, not Debtors, and are not successors to legal entities that were Debtors (each a “Non-Debtor Subsidiary” and, collectively, the “Non-Debtor Subsidiaries”) as of December 31, 2012. For all periods presented herein, the Non-Debtor Subsidiaries included in the combined financial statements of Tribune Publishing are Tribune Interactive, LLC (as the successor legal entity to Tribune Interactive, Inc.); Riverwalk Center I Joint Venture; Tribune Hong Kong Limited, a foreign subsidiary; BLM; and Local Pro Plus Realty, LLC, a legal entity established subsequent to the Petition Date.
A joint plan of reorganization for the Debtors (the “Plan”), including the Tribune Publishing Debtors, became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). Where appropriate, Tribune Publishing and its business operations as conducted on or after December 31, 2012 are herein referred to as “Reorganized Tribune Publishing,” “Reorganized Tribune Publishing Debtors”, “Successor Tribune Publishing” or “Successor”. Tribune and its business operations conducted on or after December 31, 2012 are herein referred to as “Reorganized Tribune Company” and such references include Reorganized Tribune Publishing and Reorganized Tribune Publishing Debtors unless otherwise indicated. Where appropriate, Tribune Publishing and its business operations as conducted on or prior to December 30, 2012 are herein referred to as “Predecessor Tribune Publishing” or “Predecessor”.
From the Petition Date and until the Effective Date, the Debtors operated their businesses as “debtors- in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable orders of the Bankruptcy Court. In general, as debtors-in-possession, the Debtors were authorized under Chapter 11 of the Bankruptcy Code to continue to operate as ongoing businesses, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
For details of the proceedings under Chapter 11 and the terms of the Plan, see Note 2 of the combined financial statements included elsewhere in this report.
Fresh-Start Reporting
Reorganized Tribune Company adopted fresh-start reporting on the Effective Date in accordance with ASC Topic 852, “Reorganizations.” Reorganized Tribune Publishing also adopted fresh-start reporting on the Effective Date. The combined financial statements of Tribune Publishing as of and for all periods presented prior to the Effective Date have not been adjusted to reflect any changes in Tribune’s capital structure as a result of the Plan nor have they been adjusted to reflect any changes in the fair value of assets and liabilities as a result of the adoption of fresh-start reporting. Such adjustments were applied to Tribune Publishing’s combined financial statements as of the Effective Date and were reflected in Tribune Publishing’s combined financial statements during the first quarter of 2013. Accordingly, Tribune Publishing’s financial statements for periods subsequent to the Effective Date will not be comparable to prior periods as such prior periods do not give effect to the Plan or the related application of fresh-start reporting.
ASC Topic 852 requires, among other things, a determination of the reorganization value for Reorganized Tribune Company and allocation of such reorganization value to the fair value of Reorganized Tribune Company’s tangible assets, finite-lived intangible assets and indefinite-lived intangible assets in accordance with the provisions of ASC Topic 805, “Business Combinations,” as of the Effective Date. In accordance with the provisions of ASC Topic 805, the reorganization value of Reorganized Tribune Company was allocated, in part, to the fair value of Reorganized Tribune Publishing’s tangible assets, finite-lived intangible assets, and indefinite-lived intangible assets as of the Effective Date. The reorganization value for Reorganized Tribune Company represents the amount of resources available, or that become available, for the satisfaction of postpetition liabilities and allowed prepetition claims, as negotiated between the Debtors and their creditors. This value is viewed as the fair value of Reorganized Tribune Company before considering liabilities and is intended to approximate the amount a willing buyer would pay for the assets of Reorganized Tribune Company immediately after emergence from bankruptcy. The “Fresh-Start Combined Balance Sheet” included in the information statement filed as Exhibit 99.1 to the Company's registration statement on Form 10, as amended and filed with the SEC on July 21, 2014, summarizes the Predecessor’s December 30, 2012 combined balance sheet, the reorganization and fresh-start reporting adjustments that were made to the balance sheet as of December 31, 2012, and the resulting Successor’s combined balance sheet as of December 31, 2012.
In accordance with ASC Topic 852, the Predecessor’s combined statement of comprehensive income for December 31, 2012 includes only (i) reorganization adjustments which resulted in a net gain of $2.862 billion before taxes ($2.894 billion after taxes) and (ii) fresh-start reporting adjustments which resulted in a net loss of $107.5 million before taxes ($52.1 million after taxes). The Predecessor’s combined statements of comprehensive income and cash flows for December 31, 2012 exclude the results of operations and cash flows arising from the Predecessor’s business operations on December 31, 2012. Because the Predecessor’s December 31, 2012 results of operations and cash flows were not material, Reorganized Tribune Publishing has elected to report them as part of Reorganized Tribune Publishing’s combined statements of comprehensive income and combined statements of cash flows for the first quarter of 2013.
See Note 2 to the combined financial statements included elsewhere in this report for additional information regarding these other reorganization items.
Subchapter S Corporation Election and Subsequent Conversion to C Corporation
On March 13, 2008, Tribune filed an election to be treated as a subchapter S corporation under the Internal Revenue Code (“IRC”), with the election effective as of the beginning of Tribune’s 2008 fiscal year. Tribune also elected to treat nearly all of its subsidiaries, including the subsidiaries through which Tribune Publishing operates, as qualified subchapter S subsidiaries. Subject to certain limitations (such as built-in-gains tax applicable for ten years to gains accrued prior to the election), Tribune and Tribune Publishing were not subject to federal income tax. Although most states in which Tribune and Tribune Publishing operate recognize S corporation status, some impose tax at a reduced rate. Certain Tribune Publishing non-qualified subchapter S subsidiaries were subject to federal and state income taxes as C corporations. On December 31, 2012, Tribune emerged from bankruptcy and issued shares of common stock to non-qualifying S corporation shareholders. As a result, the Tribune S corporation election was terminated and Tribune became taxable as a C corporation beginning on December 31, 2012. As a C corporation, Reorganized Tribune Company is subject to income taxes at a higher effective tax rate. Tribune Publishing’s operations through December 29, 2013 are included in Tribune’s federal and state C corporation income tax returns. Effective December 30, 2013, Tribune Publishing filed an election to be taxed as a separate return filing group.
Transfer of Real Estate Assets to Tribune Real Estate Holding Companies
Tribune and Tribune Affiliates consummated an internal restructuring, pursuant to and in accordance with the terms of the Plan. These restructuring transactions included, among other things, establishing a number of real estate holding companies. On December 21, 2012, the majority of the land and buildings owned by Tribune Publishing were transferred to Tribune’s newly established real estate holding companies.

In 2013, Tribune Publishing entered into related party lease agreements with the real estate holding companies to lease back certain land and buildings that were transferred. Although the properties subject to related party leases were legally transferred to the holding companies, Tribune Publishing determined that pursuant to the terms of the leases, it maintained forms of continuing involvement with the properties, which, pursuant to ASC Topic 840, “Leases,” precluded Tribune Publishing from derecognizing those properties from its combined financial statements. As a result, Tribune Publishing continued to account for and depreciate the carrying values of the transferred properties subject to related party leases. Rent payments under the related party leases were accounted for as dividends to Tribune and Tribune Affiliates.
On December 1, 2013, Tribune Publishing modified the related party leases to eliminate certain protections provided to the landlord in the event of default by the tenant, including the right to collect rent and other balances owed by tenant under the leases utilizing insurance proceeds received by the landlord in the event of damage and otherwise payable to the tenant, as well as the right to collect rent directly from subtenants to the extent all or a portion of the premise is sublet. Pursuant to ASC Topic 840, these provisions had precluded Tribune Publishing from derecognizing those properties from its combined financial statements. As a result of these modifications, Tribune Publishing determined that it no longer had forms of continuing involvement with the transferred properties and derecognized such properties from its combined financial statements by recording a $337.6 million reduction to net properties and a corresponding reduction to the parent company investment component of equity (deficit) in its combined balance sheet. Tribune Publishing has accounted for these related party leases as operating leases beginning on December 1, 2013.
The remainder of the transferred properties are no longer utilized in the operations of Tribune Publishing; therefore, Tribune Publishing did not enter into related party leases for those properties. During the second half of 2013, Tribune Publishing entered into management agreements with the real estate holding companies pursuant to which it will manage those properties for an initial term of one year, cancelable by the real estate holding companies with a 30-day notice.
Impact of Distribution from Tribune on Tribune Publishing Financial Statements
Tribune Publishing may incur additional costs associated with being an independent company and for newly established or expanded corporate functions, which include finance, human resources, information technology, facilities, and legal for which Tribune Publishing received expense allocations from Tribune prior to the spin-off. These allocations are included in operating expenses and totaled $39.5 million and $74.6 million for the three and six months ended June 29, 2014, respectively, and $33.4 million and $65.4 million for the three and six months ended June 30, 2013, respectively.
See Note 4 to the combined financial statements for further details related to corporate allocations from Tribune. Management considers the expense allocation methodology and results to be reasonable for all periods presented; however, Tribune Publishing’s financial statements do not necessarily include all of the expenses that would have been incurred had Tribune Publishing been a separate, stand-alone entity and may not necessarily reflect Tribune Publishing’s results of operations, financial position and cash flows had Tribune Publishing been a stand-alone company during the periods presented. Tribune Publishing believes that cash flow from operations, together with its access to capital markets, will be sufficient to fund the anticipated increases in corporate expenses.
An affiliate of Tribune is currently party to an affiliation agreement with CareerBuilder whereby Tribune Publishing’s newspapers earn advertising revenues and pay affiliate fees. Pursuant to the terms of the limited liability company agreement with CareerBuilder, if Tribune (together with its affiliates) were to cease to own at least a 30% voting and economic interest in Tribune Publishing’s newspapers, CareerBuilder could terminate the existing affiliation agreement. However, if Tribune (together with its affiliates) directly or indirectly retains at least a 1% voting and economic interest in Tribune Publishing’s newspapers, Tribune could elect to enter into a modified affiliation agreement that would apply to Tribune Publishing’s newspapers for up to five years. While such a modified affiliation agreement would be on less favorable terms compared to the existing affiliation agreement, Tribune Publishing has no history operating under such a modified affiliation agreement and, thus, is not able to predict how such agreement will impact future revenues and affiliate fees. Tribune retained a 1.5% interest in Tribune Publishing for the purpose of enabling Tribune Publishing to retain the benefits of the modified affiliation agreement. However, in the future Tribune may cease to retain at least a 1% interest in Tribune Publishing, or other circumstances may occur that could cause Tribune Publishing’s newspapers to cease to earn advertising revenue and pay affiliate fees under an affiliation agreement with CareerBuilder.
Each of Tribune Publishing’s eight major market newspapers is also party to an affiliation agreement with Classified Ventures pursuant to which its newspapers earn advertising revenues and pay affiliate fees. The affiliation agreements are subject to annual renewal. On August 4, 2014, the Company announced that in connection with the sale of Classified

Ventures, the Company expects to enter into a new five-year agreement with Classified Ventures with respect to each of its eight major market newspapers. The new agreement is contingent upon the closing of the sale transaction, which is expected to close by the end of 2014. The closing of the sale transaction is subject to customary closing conditions, including regulatory approval, and there can be no assurance that the sale transaction will close when anticipated or at all.
Tribune Publishing records revenue related to the CareerBuilder and Classified Ventures affiliation agreements for classified advertising products placed on affiliated digital platforms. For Classified Ventures such amounts totaled $18.4 million and $37.6 million for the three and six months ended June 29, 2014, respectively, and $17.5 million and $34.3 million for the three and six months ended June 30, 2013, respectively. For CareerBuilder such amounts totaled $9.5 million and $19.8 million for the three and six months ended June 29, 2014, respectively, and $11.4 million and $22.8 million for the three and six months ended June 30, 2013, respectively. These revenues are recorded within advertising revenues in Tribune Publishing’s combined statements of comprehensive income.
Tribune Publishing also pays fees to CareerBuilder and Classified Ventures under the affiliation agreements related to selling classified advertising products. For Classified Ventures such amounts totaled $6.8 million and $13.5 million for the three and six months ended June 29, 2014, respectively, and $5.6 million and $10.7 million for the three and six months ended June 30, 2013, respectively. For CareerBuilder such amounts totaled $1.6 million and $3.3 million for the three and six months ended June 29, 2014, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2013, respectively. These affiliate fees are recorded as cost of sales in Tribune Publishing’s combined statements of comprehensive income.
On April 1, 2014, Classified Ventures completed the sale of its Apartments.com business. The sale of Apartments.com will impact Tribune Publishing’s future revenue and affiliate fees from Classified Ventures. For the three and six months ended June 29, 2014, Tribune Publishing recorded revenue related to Apartments.com of $1.6 million, respectively and for the three and six months ended June 30, 2013, Tribune Publishing recorded $1.6 million and $3.2 million, respectively, in Apartment.com revenue. For the six months ended June 29, 2014, Tribune Publishing recorded fees related to Apartments.com of $0.2 million and for the six months ended June 30, 2013, Tribune Publishing recorded $0.2 million in Apartment.com fees. No material fees to Apartments.com were recorded in each of the three months ended June 29, 2014 or June 30, 2013.
Employee Reductions
Tribune Publishing identified reductions in its staffing levels in the six months ended June 29, 2014 and June 30, 2013 of 198 and 104 positions, respectively. As a result, Tribune Publishing recorded pretax charges for severance and related expenses totaling $2.3 million and $2.6 million for the six months ended June 29, 2014 and June 30, 2013, respectively. The accrued liability for severance and related expenses was $5.5 million at June 29, 2014 and $9.3 million at December 29, 2013.
On November 20, 2013, Tribune announced that it would be undertaking certain actions to realign the non-editorial functions across Tribune Publishing to increase the efficiency and effectiveness of its operations. In the fourth quarter of 2013, Tribune Publishing recorded pretax charges for severance and related expenses totaling $9 million for identified reductions in staffing levels of approximately 400 positions, which were due in part to these actions as well as other cost reduction initiatives.
Reorganization Items, Net
ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Accordingly, revenues, expenses, realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported in reorganization items, net in the Successor’s and Predecessor’s combined statements of comprehensive income included herein. Reorganization costs generally include provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts.

Reorganization items, net included in Tribune Publishing’s audited and unaudited interim combined statements of comprehensive income consisted of the following (in thousands):

	Successor				Predecessor
	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	December 31, 2012
Reorganization costs, net:
Contract rejections and claim settlements	$—	$12	$(7)	$123	$—
Other, net	—	(273)	(2)	(326)	—
Total reorganization costs, net	—	(261)	(9)	(203)	—
Reorganization adjustments, net	—	—	—	—	2,862,039
Fresh-start reporting adjustments, net	—	—	—	—	(107,486)
Total reorganization items, net	$—	$(261)	$(9)	$(203)	$2,754,553
Tribune Publishing expects to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2014 and potentially in future periods.
The Predecessor’s combined statement of comprehensive income for December 31, 2012 included other reorganization items totaling $2.755 billion before taxes ($2.842 billion after taxes) arising from reorganization and fresh-start reporting adjustments. Reorganization adjustments, which were recorded to reflect the settlement of prepetition liabilities and changes in the Predecessor’s capital structure arising from the implementation of the Plan, resulted in a net reorganization gain of $2.862 billion before taxes ($2.894 billion after taxes). Fresh-start reporting adjustments, which were recorded as a result of the adoption of fresh-start reporting as of the Effective Date in accordance with ASC Topic 852, resulted in a net loss of $107.5 million before taxes ($52.1 million after taxes). The net gain resulted primarily from adjusting the Predecessor’s net carrying values for certain assets and liabilities to their fair values in accordance with ASC Topic 805 recording related adjustments to deferred income taxes and eliminating the Predecessor’s accumulated other comprehensive income (loss) as of the Effective Date. See Note 2 to the combined financial statements included elsewhere in this report for additional information regarding these other reorganization items.
Results of Operations
Operating results for the three and six months ended June 29, 2014 and June 30, 2013 are shown in the table below. References in this discussion to individual markets include daily newspapers in those markets and their related businesses (in thousands).

	Three Months Ended			Six Months Ended
	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Operating revenues	$429,923	$446,860	(4%)	$846,445	$887,373	(5%)

Operating expenses	404,912	407,761	(1%)	800,663	810,621	(1%)

Income from operations	$25,011	$39,099	(36%)	$45,782	$76,752	(40%)
Overview
Three Months Ended June 29, 2014 compared to the Three Months Ended June 30, 2013
Operating revenues decreased 4%, or $16.9 million, in the three months ended June 29, 2014 due to a $18.4 million decline in advertising revenues, partially offset by an increase in circulation revenues of $2.5 million. The largest declines in operating revenues were at newspaper operations in Chicago and Los Angeles, which accounted for a $17.0 million decline.

Income from operations decreased 36%, or $14.1 million, in the three months ended June 29, 2014 due mainly to lower advertising revenues, and costs associated with the spin-off.
Six Months Ended June 29, 2014 compared to the Six Months Ended June 30, 2013
Operating revenues decreased 5%, or $40.9 million, in the six months ended June 29, 2014 due to a $37.4 million decline in advertising revenues and a $4.2 million decrease in commercial printing and delivery revenues, partially offset by an increase of $2.7 million in circulation revenues. The largest declines in operating revenues were at newspaper operations in Chicago and Los Angeles, which accounted for a $33.8 million decline.
Income from operations decreased 40%, or $31.0 million, in the six months ended June 29, 2014 due mainly to lower advertising revenues and costs associated with the spin-off.
Operating Revenues-Total operating revenues, by classification, for the three and six months ended June 29, 2014 and June 30, 2013 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Advertising
Retail	$125,895	$136,470	(8%)	$239,236	$265,963	(10%)
National	44,873	52,614	(15%)	95,876	106,390	(10%)
Classified	71,363	71,454	—	140,054	140,164	—
Total advertising	242,131	260,538	(7%)	475,166	512,517	(7%)
Circulation	109,010	106,518	2%	216,317	213,632	1%
Other revenue
Commercial print and delivery	44,266	48,434	(9%)	89,841	97,823	(8%)
Direct mail and marketing	17,729	18,563	(4%)	35,528	38,771	(8%)
Other	16,787	12,807	31%	29,593	24,630	20%
Total other revenue	78,782	79,804	(1%)	154,962	161,224	(4%)
Total operating revenues	$429,923	$446,860	(4%)	$846,445	$887,373	(5%)

Three Months Ended June 29, 2014 compared to the Three Months Ended June 30, 2013
Advertising Revenues-Total advertising revenues decreased 7%, or $18.4 million, in the three months ended June 29, 2014. Retail advertising fell 8%, or $10.6 million, due to declines in most categories. The categories with the largest shortfalls were general merchandise, department stores, personal/professional services, and food and drug stores categories, which comprised $7.1 million of the quarter-over-quarter decline. Preprint revenues, which are primarily included in retail advertising, were $79.6 million for the three months ended June 29, 2014 compared to $85.5 million for the three months ended June 30, 2013. Preprint revenue decreased 7%, or $5.9 million, due mainly to declines at Chicago and Los Angeles. National advertising revenues fell 15%, or $7.7 million, due to declines in most categories, most notably financial, movies and wireless/telecom, which together declined by a total of $7.3 million. Classified advertising revenues were flat compared to the prior year quarter as the decline in the real estate category of $1.7 million was offset by increases in several other categories. Digital advertising revenues, which are included in the above categories, dropped 2%, or $1.1 million, in the three months ended June 29, 2014.
Circulation Revenues-Circulation revenues were up 2%, or $2.5 million, in the three months ended June 29, 2014 due largely to increases in home delivery rates and higher sales of digital editions, partially offset by decreases in print edition sales. The largest overall circulation revenue increase in the second quarter of 2014 was at Chicago. Total daily net paid circulation, including digital editions, averaged 1.7 million copies for the three months ended June 29, 2014, up 3% from the comparable prior year period. Total Sunday net paid circulation, including digital editions, for the three months ended June 29, 2014 averaged 2.8 million copies, which was flat compared to the prior year period.

Other Revenues-Other revenues are derived from commercial printing and delivery services provided to other newspapers; distribution of syndicated content; direct mail advertising; and other publishing-related activities. Other revenues decreased 1%, or $1.0 million, in the three months ended June 29, 2014 due primarily to decreases in commercial print and delivery revenues partially offset by higher other revenues.
Six Months Ended June 29, 2014 compared to the Six Months Ended June 30, 2013
Advertising Revenues-Total advertising revenues decreased 7%, or $37.4 million, in the six months ended June 29, 2014. Retail advertising fell 10%, or $26.7 million, due to declines in most categories. The categories with the largest shortfalls were food and drug stores, general merchandise, specialty merchandise, personal/professional services, electronics, amusements, department stores and furniture/home furnishing categories, which comprised $24.9 million of the year-over-year decline. Preprint revenues, which are primarily included in retail advertising, were $152.8 million for the six months ended June 29, 2014, compared to $166.5 million for the six months ended June 30, 2013. Preprint revenues decreased 8%, or $13.7 million, due mainly to declines at Chicago and Los Angeles. National advertising revenues fell 10%, or $10.5 million, due to declines in several categories, most notably financial, movies and wireless/telecom, which together declined by a total of $11.7 million. Classified advertising revenues were essentially flat compared to the prior year as declines in the recruitment and real estate categories of $2.6 million was largely offset by increases in several other categories. Digital advertising revenues, which are included in the above categories, grew 1%, or $1.0 million, in the six months ended June 29, 2014 due to an increase in the classified category of $1.4 million.
Circulation Revenues-Circulation revenues were up 1%, or $2.7 million, in the six months ended June 29, 2014 largely due to higher sales of digital editions at most of the newspapers and increases in home delivery rates partially offset by lower net paid print circulation volume. The largest overall circulation revenue increase was at Chicago. Total daily net paid circulation, including digital editions, averaged 1.7 million copies for the six months ended June 29, 2014, up 1% from the comparable prior year period. Total Sunday net paid circulation, including digital editions, for the six months ended June 29, 2014 averaged 2.9 million copies, down 1% compared to the prior year period.
Other Revenues-Other revenues decreased 4%, or $6.3 million, in the six months ended June 29, 2014 due primarily to declines in commercial print and delivery revenues of $5.0 million for third-party publications, including certain publications of the Sun-Times Media Group, the Wall Street Journal and the New York Times. These declines were partially offset by higher other revenues.
Operating Costs and Expenses-Total operating expenses, by classification, for the three and six months ended June 29, 2014 and June 30, 2013 were as follows (in thousands):

	Three Months Ended			Six Months Ended
(in thousands)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Compensation	$140,939	$147,114	(4%)	$284,651	$298,560	(5%)
Newsprint and ink	35,499	42,217	(16%)	70,997	85,126	(17%)
Circulation distribution	73,392	77,593	(5%)	146,932	156,296	(6%)
Promotion and marketing	14,503	13,649	6%	24,566	25,058	(2%)
Affiliate Fees	9,170	7,752	18%	18,475	15,044	23%
Other	87,438	78,741	11%	171,566	150,818	14%
Corporate allocations	39,456	33,385	18%	74,615	65,449	14%
Depreciation	2,894	5,694	(49%)	5,634	10,970	(49%)
Amortization	1,621	1,616	—	3,227	3,300	(2%)
Total operating expenses	$404,912	$407,761	(1%)	$800,663	$810,621	(1%)
Three Months Ended June 29, 2014 compared to the Three Months Ended June 30, 2013
Tribune Publishing operating expenses decreased 1%, or $2.8 million, in the three months ended June 29, 2014. The decrease was due primarily to lower compensation, newsprint and ink and circulation distribution expense, partially offset by higher corporate allocations and other expenses.

Compensation Expense-Compensation expense, which is included in both cost of sales and selling, general and administrative ("SG&A") expense, decreased 4%, or $6.2 million, in the three months ended June 29, 2014 due primarily to a decrease in direct pay and benefits realized from continued declines in staffing levels.
Newsprint and Ink Expense-Newsprint and ink expense, which is included in cost of sales, declined 16%, or $6.7 million, in the three months ended June 29, 2014 due mainly to a 16% decrease in newsprint consumption as a result of lower print circulation volumes, which decreased 8% for daily and 7% for Sunday copies of the Company’s newspapers and a 13% decline in commercial printing revenue.
Circulation Distribution Expense-Circulation distribution expense, which is included in cost of sales, decreased 5%, or $4.2 million due to lower print circulation volumes for the daily newspapers and commercial delivery of third party publications. Total daily net paid print circulation in the three months ended June 29, 2014 and June 30, 2013 averaged 1.2 million copies and 1.3 million copies, respectively, down 8%. Total Sunday net paid print circulation in the three months ended June 29, 2014 and June 30, 2013 averaged 2.3 million copies and 2.5 million copies, respectively, down 7%.
Promotion and Marketing Expenses-Promotion and marketing expense includes sales and marketing expenses which are included in SG&A expense. Promotion and marketing expense increased 6%, or $0.9 million, in the three months ended June 29, 2014 due primarily to increased circulation focused marketing and general advertising.
Affiliate Fees Expense-Affiliate fees expense includes fees paid for Classified Ventures and CareerBuilder and are included in cost of sales. Affiliate fees expense increased 18%, or $1.4 million, in the three months ended June 29, 2014 due primarily to an increase Classified Ventures auto fees.
Other Expenses-Other expenses includes occupancy, repairs and maintenance and other miscellaneous expenses, which are included in costs of sales or SG&A expense, as applicable. Other expenses increased 11%, or $8.7 million, in the three months ended June 29, 2014 due primarily to intercompany rent related to the sale-leaseback transaction.
Corporate Allocations-Corporate allocations comprise allocated charges from Tribune for certain corporate support services and are included in SG&A expense. Allocated charges include corporate management fees, technology support costs, general insurance costs and occupancy costs, among others. Corporate allocations increased 18%, or $6.1 million, in the three months ended June 29, 2014 due primarily to increases in allocated corporate management fees and technology support costs.
Depreciation and Amortization Expense-Depreciation and amortization expense decreased 38%, or $2.8 million, for the three months ended June 29, 2014, primarily as a result of the sale-leaseback transaction completed in the fourth quarter of 2013 which transferred the real property to wholly-owned subsidiaries of Tribune. The Company now leases these properties under operating leases.
Six Months Ended June 29, 2014 compared to the Six Months Ended June 30, 2013
Tribune Publishing operating expenses decreased 1%, or $10.0 million, in the six months ended June 29, 2014. The decrease was due primarily to lower compensation, newsprint and ink and circulation distribution expense, partially offset by higher corporate allocations and other expenses.
Compensation Expense-Compensation expense, which is included in both cost of sales and SG&A expense, decreased 5%, or $13.9 million, in the six months ended June 29, 2014 due primarily to an decrease in direct pay and benefits realized from continued declines in staffing levels at the newspapers.
Newsprint and Ink Expense-Newsprint and ink expense, which is included in cost of sales, declined 17%, or $14.1 million, in the six months ended June 29, 2014 due mainly to a 15% decrease in newsprint consumption as a result of lower print circulation volumes, which decreased 9% for daily and 7% for Sunday copies of the Company’s newspapers, a 12% decline in commercial printing revenue and a 2% decrease in the average cost per ton of newsprint.
Circulation Distribution Expense-Circulation distribution expense, which is included in cost of sales, decreased 6%, or $9.4 million, due to lower print circulation volumes for the daily newspapers and commercial delivery of third party publications. Total daily net paid print circulation in the six months ended June 29, 2014 and June 30, 2013 averaged 1.2 million copies and 1.4 million copies, respectively, down 9%. Total Sunday net paid print circulation in the six months ended June 29, 2014 and June 30, 2013 averaged 2.4 million copies and 2.5 million copies, respectively, down 7%.

Promotion and Marketing Expenses-Promotion and marketing expense included in SG&A expense decreased 2%, or $0.5 million, in the six months ended June 29, 2014 due primarily to a decrease in general promotion expense.
Affiliate Fees Expense-Affiliate fees expense includes fees paid for Classified Ventures and CareerBuilder. Affiliate fees expense increased 23%, or $3.4 million, in the six months ended June 29, 2014 due primarily to an increase in Classified Ventures auto fees.
Other Expenses-Other expenses includes occupancy, repairs and maintenance and other miscellaneous expenses, which are included in costs of sales or SG&A expense, as applicable. Other expenses increased 14%, or $20.7 million, due primarily to $16.9 million in intercompany rent related to the sale-leaseback transaction.
Corporate Allocations-Corporate allocations comprise allocated charges from Tribune for certain corporate support services and are included in SG&A expense. Allocated charges include corporate management fees, technology support costs, general insurance costs and occupancy costs, among others. Corporate allocations increased 14%, or $9.2 million, in the six months ended June 29, 2014 due primarily to increases in allocated corporate management fees and technology support costs.
Depreciation and Amortization Expense-Depreciation and amortization expense decreased 38%, or $5.4 million, in the six months ended June 29, 2014 primarily as a result of the sale-leaseback transaction completed in the fourth quarter of 2013 which transferred the real property to wholly-owned subsidiaries of Tribune. The Company now leases these properties under operating leases with a term of five or ten years.
Loss on Equity Investments, net-Loss on equity investments, net for the three and six months ended June 29, 2014 and June 30, 2013 was as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Loss on equity investments, net	$(294)	$(297)	(1%)	$(629)	$(648)	(3%)
Gain on Investment Transaction-Gain on investment transaction for the three and six months ended June 29, 2014 was as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Gain on investment transaction	$1,484	$—	100%	$1,484	$—	100%
In accordance with ASC Topic 805, as part of Tribune Publishing's acquisition of McClatchy's 50% interest in MCT, the Company's preexisting 50% equity interest in MCT was remeasured to its estimated fair value of $2.8 million and the Company recognized a gain of $1.5 million.
Income Tax Expense-Income tax expense for the three and six months ended June 29, 2014 and June 30, 2013, was as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Income tax expense	$10,945	$16,614	(34%)	$19,598	$32,794	(40%)
For the three and six months ended June 29, 2014, Tribune Publishing recorded income tax expense of $10.9 million and $19.6 million, respectively. The effective tax rate on pretax income was 41.9% and 42.1% in the three and six months ended June 29, 2014. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible expenses, certain transaction costs not fully deductible for tax purposes and the domestic production activities deduction. For the three and six months ended June 30, 2013, Tribune Publishing recorded income tax expense of $16.6 million and $32.8 million, respectively. The effective tax rate on pretax income was 43.1% and 43.2% in the three and six months ended June 30, 2013, respectively. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible expenses, certain transaction costs not fully deductible for tax purposes and the domestic production activities deduction.
Non-GAAP Measures
Adjusted EBITDA- Adjusted EBITDA is defined as net income before income taxes, interest income, interest expense, depreciation and amortization, income and losses from equity investments, corporate management fee from Tribune, pension credits, stock-based compensation, certain unusual and non-recurring items (including spin-related costs), intercompany rent and reorganization items.

	Three Months Ended			Six Months Ended
	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Net Income	$15,203	$21,926	(31%)	$26,975	$43,119	(37%)

Income tax expense	10,945	16,614	(34%)	19,598	32,794	(40%)
Loss on equity investments, net	294	297	(1%)	629	648	(3%)
Gain on investment fair value adjustment	(1,484)	—	*	(1,484)	—	*
Interest income (expense), net	53	1	*	55	(12)	*
Reorganization items, net	—	261	(100%)	9	203	(96%)

Income from operations	25,011	39,099	(36%)	45,782	76,752	(40%)

Depreciation and amortization	4,515	7,310	(38%)	8,861	14,270	(38%)
Allocated depreciation (1)	5,195	4,266	22%	9,976	7,646	30%
Corporate management fee	8,960	6,656	35%	18,020	12,383	46%
Spin-related and restructuring costs (2)	7,619	8,449	(10%)	14,345	10,879	32%
Litigation settlement (3)	(867)	—	*	(867)	—	*
Stock-based compensation (4)	622	455	37%	1,319	455	190%
Pension credits (5)	(4,968)	(5,989)	(17%)	(10,440)	(11,883)	(12%)
Intercompany rent (6)	8,394	—	*	16,790	—	*

Adjusted EBITDA	$54,481	$60,246	(10%)	$103,786	$110,502	(6%)
* Represents positive or negative change in excess of 100%
(1) - Allocated depreciation represents depreciation for primarily technology assets that were used by Tribune Publishing prior to the spin-off. As a result of the spin-off, these technology assets were assigned to Tribune Publishing and the related depreciation will be included in post-spin operating results.
(2) - Spin-related and restructuring costs include costs related to the internal restructuring and the distribution and separation from Tribune.
(3) - Adjustment to litigation settlement reserve.
(4) - Stock-based compensation is due to Tribune's equity compensation plan and is included for comparative purposes.
(5) - Pension credits are due to allocations from Tribune for Tribune's defined benefit. As part of the spin-off, Tribune retained this plan. No pension allocations will be made subsequent to the spin-off.
(6) - Intercompany rent represents rental expense recorded by Tribune Publishing for facilities owned by Tribune and its affiliates pursuant to related party lease agreements. No rent expense for these leases was recorded in the comparable periods in 2013 because although the properties subject to related party leases are legally owned by holding companies controlled by Tribune, Tribune Publishing determined that pursuant to the terms of the leases, it maintained forms of continuing involvement with the properties, which, pursuant to ASC Topic 840, “Leases,” precluded Tribune Publishing from derecognizing those properties from its combined financial statements. As a result, Tribune Publishing continued to account for and depreciate the carrying values of the transferred properties subject to related party leases until December 1, 2013 when, due to modifications to certain provisions of the leases, Tribune Publishing derecognized the properties from its financial statements and began accounting for these related party operating leases on December 1, 2013. Because of the difference in accounting for the periods presented, intercompany rent expense is added back to net income for the 2014 periods for better comparability between the periods presented. The Company began making rent payments effective with the spin-off.

Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). Adjusted EBITDA is defined as net income before income taxes, interest income, interest expense, depreciation and amortization, income and losses from equity investments, corporate management fee from Tribune, pension credits, stock-based compensation, certain unusual and non-recurring items (including spin-related costs), intercompany rent and reorganization items. The Company's management uses Adjusted EBITDA (a) as a measure of operating performance; (b) for planning and forecasting in future periods; and (c) in communications with the Company's Board of Directors concerning the Company's financial performance. Management believes the presentation of Adjusted EBITDA enhances investors’ overall understanding of the financial performance of the Company's business as a stand-alone company. In addition, Adjusted EBITDA, or a similarly calculated measure, is used as the basis for certain financial maintenance covenants that the Company is subject to in connection with certain credit facilities. Since not all companies use identical calculations, the Company's presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies and should not be used by investors as a substitute or alternative to net income or any measure of financial performance calculated and presented in accordance with US GAAP. Instead, management believes Adjusted EBITDA should be used to supplement the Company's financial measures derived in accordance with US GAAP to provide a more complete understanding of the trends affecting the business.
Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for, or more meaningful than, amounts determined in accordance with GAAP. Some of the limitations to using non-GAAP measures as an analytical tool are:

•	they do not reflect the Company's interest income and expense, or the requirements necessary to service interest or principal payments on the Company's debt;

•	they do not reflect future requirements for capital expenditures or contractual commitments; and

•
although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and non-GAAP measures do not reflect any cash requirements for such replacements

Liquidity and Capital Resources
Historically, Tribune provided capital, cash management and other treasury services to Tribune Publishing. As part of these services, a majority of the cash balances were swept from Tribune Publishing to Tribune on a daily basis. Following the separation, Tribune Publishing will no longer participate in capital management with Tribune and Tribune Publishing’s ability to fund its future cash needs will depend on its ongoing ability to generate and raise cash in the future. Tribune Publishing believes that its future cash from operations, the approximately $50 million of net proceeds from the Senior Term Loan Facility not used to fund the cash dividend to Tribune or support letters of credit, and access to borrowings under the Senior ABL Facility discussed below will provide adequate resources to fund its operating and financing needs for the foreseeable future. Tribune Publishing’s access to, and the availability of, financing in the future will be impacted by many factors, including its credit rating, the liquidity of the overall capital markets and the current state of the economy. There can be no assurances that Tribune Publishing will have access to capital markets on acceptable terms.
Immediately prior to the separation and distribution, Tribune Publishing paid a cash dividend of $275 million to Tribune. Tribune Publishing funded such cash dividend with a portion of the proceeds from the approximately $350 million Senior Term Loan Facility that management arranged prior to the separation and distribution. In addition, prior to the separation and distribution, Tribune Publishing entered into the Senior ABL Facility with aggregate maximum commitments (subject to availability under a borrowing base) of approximately $140 million to be used for working capital and other liquidity needs. The Senior ABL Facility was undrawn at the time of the separation and distribution. In addition, Tribune Publishing entered into an arrangement to allow cash backed letters of credit, with approximately $27.5 million issued on our behalf. We had approximately $19.3 million of additional letters of credit issued under the Senior ABL Facility as of the distribution date, for a total of approximately $46.8 million of letters of credit. The Senior ABL Facility includes flexibility for additional letters of credit to be issued thereunder.
Sources and Uses
The Company expects to fund capital expenditures, interest and principal payments due in 2014 and other operating requirements through a combination of cash flows from operations and investments, available borrowings under the Company’s revolving credit facility, and any refinancings thereof, and, if necessary, disposals of assets or operations. The

Company’s current liquidity position and debt profile is significantly improved compared to its liquidity position and debt profile during the period leading up to the Petition Date. However, the Company’s financial and operating performance remains subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond the control of the Company and, despite the Company’s current liquidity position, no assurances can be made that cash flows from operations and investments, future borrowings under the revolving credit facility, and any refinancings thereof, or dispositions of assets or operations will be sufficient to satisfy the Company’s future liquidity needs.
Six Months Ended June 29, 2014 and June 30, 2013
The table below details the total operating, investing and financing activity cash flows for the six months ended June 29, 2014 and June 30, 2013 (in thousands):

	Six Months Ended
	June 29, 2014	June 30, 2013
Net cash provided by operating activities	$77,072	$116,616
Net cash used for investing activities	(34,897)	(12,757)
Net cash used for financing activities	(39,331)	(102,395)
Net increase in cash	$2,844	$1,464
Cash flow generated from operating activities is Tribune Publishing’s primary source of liquidity. Net cash provided by operating activities was $77.1 million for the six months ended June 29, 2014 down $39.2 million from $116.6 million for the six months ended June 30, 2013. The decrease was primarily driven by lower operating results as a result of the decline in advertising revenues partially offset by lower employee compensation and benefit costs due to continued declines in staffing levels as well as favorable changes in working capital of $8.0 million due to the timing of collection of receivables and payments of amounts due.
Net cash used for investing activities totaled $34.9 million in the six months ended June 29, 2014. Tribune Publishing's acquisitions totaled $32.3 million and included the Landmark Acquisition for net cash of $29.0 million (see Note 5 to the combined financial statements included elsewhere in this report for further information). Tribune Publishing's capital expenditures in the six months ended June 29, 2014 totaled $3.2 million. Net cash used for investing activities totaled $12.8 million in the six months ended June 30, 2013 and was comprised almost entirely of capital expenditures.
Net cash used for financing activities totaled $39.3 million in the six months ended June 29, 2014 compared to $102.4 million in the six months ended June 30, 2013 and primarily represents transactions with Tribune and Tribune Affiliates.
Senior Term Facility
On August 4, 2014, Tribune Publishing Company entered into a credit agreement (the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”), and the lenders party thereto, providing for the Senior Term Facility. The Senior Term Facility provides for loans (the “Term Loans”) in an aggregate principal amount of $350 million. The Senior Term Facility will mature on August 4, 2021 (the “Term Loan Maturity Date”). The Term Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.25% of the original principal amount of the Senior Term Facility with the balance payable on the Term Loan Maturity Date.
Tribune Publishing Company is the borrower under the Senior Term Facility. Each of Tribune Publishing Company’s wholly-owned domestic subsidiaries, subject to certain exceptions (collectively, the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. The interest rates applicable to the Term Loans will be based on a fluctuating rate of interest measured by reference to either, at Tribune Publishing Company’s option, (i) the greater of (x) an adjusted London inter-bank offered rate (adjusted for reserve requirements) and (y) 1.00%, plus a borrowing margin of 4.75%, or (ii) an alternate base rate, plus a borrowing margin of 3.75%. Customary fees will be payable in respect of the Term Loan Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing Company and its restricted subsidiaries, as described in the Term Loan Credit Agreement to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; create restrictions on the ability of Tribune Publishing Company’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to Tribune Publishing Company or make other intercompany transfers; create negative pledges; create liens; transfer or sell assets; merge or consolidate; enter into sale leasebacks; enter into certain transactions with the Company’s affiliates; and prepay or amend the terms of certain indebtedness. For details of the Senior Term Facility see Note 13 of the combined financial statements included elsewhere in this report.
Senior ABL Facility
On August 4, 2014, Tribune Publishing Company and the Subsidiary Guarantors, in their capacities as borrowers thereunder, entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and l/c issuer and the lenders party thereto, providing for the Senior ABL Facility. The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility will be limited by a borrowing base calculated periodically and described below. Up to $75 million of availability under the Senior ABL Facility is available for letters of credit and up to $15 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits Tribune Publishing Company to increase the commitments under the Senior ABL Facility by up to $75 million. The “borrowing base” is defined in the ABL Credit Agreement as, at any time, the sum of (i) 85% of eligible accounts receivable (with such percentage reduced under certain circumstances), plus (ii) the lesser of (x) 10% of aggregate commitments and (y) 70% of the lower of cost and market value (determined based on the RISI index) of eligible inventory, plus (iii) qualified cash, minus (iv) availability reserves, which may include, such availability reserves as the ABL Administrative Agent, in its permitted discretion, deems appropriate at such time. As of August 4, 2014, $19.3 million of the Senior ABL Facility availability supported an outstanding undrawn letter of credit in the same amount.
The Senior ABL Facility will mature on August 4, 2019. Tribune Publishing Company and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. Tribune Publishing Company and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. Until the date that is one day before the maturity date of the Senior ABL Facility, at the option of the applicable borrower, the interest rates applicable to the loans under the Senior ABL Facility will be based either, at Tribune Publishing Company’s option (i) an adjusted London inter-bank offered rate (adjusted for reserve requirements), plus a borrowing margin of 1.50% or (ii) an alternate base rate, plus a borrowing margin of 0.50%. Customary fees will be payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. The Senior ABL Facility contains a number of covenants that, among other things, limit or restrict the ability of Tribune Publishing Company and its restricted subsidiaries as described in the ABL Credit Agreement to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; create restrictions on the ability of Tribune Publishing Company’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to Tribune Publishing Company or make other intercompany transfers; create negative pledges; enter into certain transactions with the Company’s affiliates; and prepay or amend the terms of certain indebtedness. For details of the Senior ABL Facility, see Note 13 of the combined financial statements included elsewhere in this report.
Letter of Credit Agreement
On August 4, 2014, Tribune Publishing Company and JPMorgan Chase Bank, N.A., as letter of credit issuer (the “L/C Issuer”) entered into a letter of credit ("the Letter of Credit Agreement"). The Letter of Credit Agreement provides for the issuance of standby letters of credit of up to a maximum aggregate principal face of $30 million. The Letter of Credit Agreement permits the Company, at the sole discretion of L/C Issuer, to request to increase the amount available to be issued under the Letter of Credit Agreement up to an aggregate maximum face amount of $50 million. The Letter of Credit Agreement is scheduled to terminate on August 4, 2019. As of August 4, 2014, a $27.5 million undrawn letter of credit was outstanding against the Letter of Credit Agreement. This Letter of Credit Agreement was collateralized with $27.5 million of cash held in a specified cash collateral account. For details of the Letter of Credit Agreement see Note 13 of the combined financial statements included elsewhere in this report.

Contractual Obligations

During the six months ended June 29, 2014, Tribune Publishing’s contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in its information statement filed as Exhibit 99.1 to the Company's registration statement on Form 10 as amended and filed with the Securities and Exchange Commission on July 21, 2014. Subsequent to June 29, 2014, the Company entered into the Senior Term Loan Facility, Senior ABL Facility and letters of credit described above and in Note 14 to the combined financial statements included in this report.
Off-Balance Sheet Arrangements
Other than operating leases, Tribune Publishing does not currently have any off-balance sheet arrangements that are material or reasonably likely to be material to its financial condition or results of operations.
New Accounting Standards
In May 2014, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) concerning revenue recognition. The new standard supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. ASU 2014-09 allows for either a "full retrospective" adoption or a "modified retrospective " adoption. Tribune Publishing is currently evaluating which adoption method we will use. The standard is effective for the Company in the first quarter 2017. Early adoption is not permitted. The Company is currently evaluating the revenue recognition impact this guidance will have once implemented.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 29, 2014, there had been no material changes in the Company’s exposure to market risk from the disclosure included in the information statement filed as Exhibit 99.1 to the Company's registration statement on Form 10 as amended and filed with the SEC on July 21, 2014.
Item 4. Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

PART II.
Item 1. Legal Proceedings
There have been no material developments in the legal proceedings included in the information statement filed as Exhibit 99.1 to the Company's registration statement on Form 10, as amended and filed with the SEC on July 21, 2014.
The Company does not believe that any matters or proceedings presently pending will have a material adverse effect, individually or in the aggregate, on our combined financial position, results of operations or liquidity. However, legal matters and proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. As such, there can be no assurance that the final outcome of these matters and proceedings will not materially and adversely affect our combined financial position, results of operations or liquidity.
Item 1A. Risk Factors

In addition to the other information in this report, you should carefully consider the discussion under “Risk Factors” in our information statement filed as Exhibit 99.1 to the Company's registration statement on Form 10, as amended, filed with the SEC on July 21, 2014. There have been no material changes to our risk factors as disclosed in such filing.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.
Exhibit                Description
Number

2.1*
Separation and Distribution Agreement, by and between Tribune Media Company and Tribune Publishing Company, dated as of August 3, 2014 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on August 7, 2014).

3.1*
Amended and Restated Certificate of Incorporation of Tribune Publishing Company (incorporated by reference to Exhibit 3.1 to the Tribune Publishing Company Registration Statement on Form S-8 (File No. 333-197932) filed on August 7, 2014.

3.2*
Amended and Restated By-Laws of Tribune Publishing Company (incorporated by reference to Exhibit 3.2 to the Tribune Publishing Company Registration Statement on Form S-8 (File No. 333-197932) filed on August 7, 2014.

10.1*
Transition Services Agreement, by and between Tribune Media Company and Tribune Publishing Company, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 7, 2014).

10.2*
Tax Matters Agreement, by and between Tribune Media Company and Tribune Publishing Company, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 7, 2014).

10.3*
Employee Matters Agreement, by and between Tribune Media Company and Tribune Publishing Company, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on August 7, 2014).

10.4*
Registration Rights Agreement, among Tribune Publishing Company and the Stockholders party thereto, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on August 7, 2014).

10.5*~
Tribune Publishing Company 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Tribune Publishing Company Registration Statement on Form S-8 (File No. 333-197932) filed on August 7, 2014.

10.6*~	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to the Third Amendment to the Tribune Publishing Company Registration Statement on Form 10 filed on June 13, 2014).

10.7*~
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to the Third Amendment to the Tribune Publishing Company Registration Statement on Form 10 filed on June 13, 2014).

10.8*~
Employment Agreement, dated March 3, 2014 between Tribune Publishing Company, LLC and John H. Griffin, Jr. (incorporated by reference to Exhibit 10.8 to Second Amendment to the Tribune Publishing Company Registration Statement on Form 10 filed on April 11, 2014).

10.9*~
Employment Agreement, dated September 11, 2013 between Tribune Publishing Company, LLC and John Bode (incorporated by reference to Exhibit 10.9 to Second Amendment to the Tribune Publishing Company Registration Statement on Form 10 filed on April 11, 2014).

10.10*~
Amendment, dated June 12, 2014, to Employment Agreement, dated September 11, 2013, between Tribune Publishing Company, LLC and John Bode (incorporated by reference to Exhibit 10.10 to Fourth Amendment to the Tribune Publishing Company Registration Statement on Form 10 filed on July 9, 2014).

10.11*
Term Loan Credit Agreement, among Tribune Publishing Company, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on August 7, 2014).

10.12*
Term Loan Guaranty, among Tribune Publishing Company, the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on August 7, 2014).

10.13*
Term Loan Security Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.13 to the Form 8-K filed on August 7, 2014).

10.14*
Term Loan Pledge Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.14 to the Form 8-K filed on August 7, 2014).

10.15*
ABL Credit Agreement, among Tribune Publishing Company, the Subsidiaries party thereto, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and l/c issuer, and the lenders party thereto, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.15 to the Form 8-K filed on August 7, 2014).

10.16*
ABL Guaranty, among Tribune Publishing Company, the Subsidiaries party thereto and Bank of America, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.16 to the Form 8-K filed on August 7, 2014).

10.17*
ABL Security Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and Bank of America, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.17 to the Form 8-K filed on August 7, 2014).

10.18*
ABL Pledge Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and Bank of America, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.18 to the Form 8-K filed on August 7, 2014).

10.19*
Continuing Agreement for Standby Letters of Credit, between Tribune Publishing Company and JPMorgan Chase Bank, N.A., as l/c issuer, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.19 to the Form 8-K filed on August 7, 2014).

10.20~	Employment Agreement, dated August 11, 2014 between Los Angeles Times Communications LLC and Austin Beutner.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIBUNE PUBLISHING COMPANY

August , 2014	By:	/s/ John B. Bode
John B. Bode
(Chief Financial Officer and Principal Accounting Officer)