Form 10-Q
period 2014-09-28
Tribune Publishing Co
filed 2014-11-10
CIK 1593195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 28, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
Tribune Publishing Company
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

435 North Michigan Avenue
Chicago Illinois	60611
(Address of principal executive offices)	(Zip code)
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

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer X	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2014
Common Stock, $0.01 par value	25,438,970

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The statements contained in this Quarterly Report on Form 10-Q, as well as the information contained in the notes to our consolidated and combined financial statements, include certain forward-looking statements that are based largely on our current expectations and reflect various estimates and assumptions by us. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in such forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond our control, include: competition and other economic conditions including fragmentation of the media landscape and competition from other media alternatives; changes in advertising demand, circulation levels and audience shares; our ability to develop and grow our online businesses; our reliance on revenue from printing and distributing third-party publications; changes in newsprint prices; macroeconomic trends and conditions; our reliance on third-party vendors for various services; our ability to adapt to technological changes; adverse results from litigation, governmental investigations or tax-related proceedings or audits; our ability to realize benefits or synergies from acquisitions or divestitures or to operate our businesses effectively following acquisitions or divestitures; our ability to attract and retain employees; our ability to satisfy pension and other postretirement employee benefit obligations; changes in accounting standards; the effect of labor strikes, lockouts and labor negotiations; regulatory and judicial rulings; our indebtedness and ability to comply with debt covenants applicable to our debt facilities; our adoption of fresh-start reporting which has caused our consolidated and combined financial statements for periods subsequent to December 31, 2012 to not be comparable to prior periods; our ability to satisfy future capital and liquidity requirements; and our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms. For more information about these and other risks, see “Risk Factors” in the information statement filed as Exhibit 99.1 to the Company's registration statement on Form 10, as amended, filed with the Securities and Exchange Commission on July 21, 2014.
The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek” and similar expressions generally identify forward-looking statements. However, such words are not the exclusive means for identifying forward-looking statements, and their absence does not mean that the statement is not forward looking. Whether or not any such forward-looking statements are, in fact, achieved will depend on future events, some of which are beyond our control. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.
Item 1.    Financial Statements
TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Successor				Predecessor
	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	December 31, 2012
Operating revenue:
Advertising	$220,842	$244,028	$696,008	$756,545	$—
Circulation	107,511	106,227	323,828	319,859	—
Other	75,704	73,522	230,666	234,746	—
Total operating revenues	404,057	423,777	1,250,502	1,311,150	—

Operating expenses:
Cost of sales (exclusive of items shown below)	231,566	245,875	725,370	759,451	—
Selling, general and administrative	157,829	143,724	455,827	426,499	—
Depreciation	8,002	5,597	13,636	16,567	—
Amortization	2,143	1,698	5,370	4,998	—
Total operating expenses	399,540	396,894	1,200,203	1,207,515	—

Income from operations	4,517	26,883	50,299	103,635	—
Loss on equity investments, net	(201)	(216)	(830)	(864)	—
Gain on investment transaction	—	—	1,484	—	—
Interest income (expense), net	(3,783)	(5)	(3,838)	7	—
Reorganization items, net	(205)	164	(214)	(39)	2,754,553
Income before income taxes	328	26,826	46,901	102,739	2,754,553
Income tax expense (benefit)	484	8,542	20,082	41,336	(87,773)
Net income (loss)	$(156)	$18,284	$26,819	$61,403	$2,842,326

Net income per share:
Basic	$(0.01)	$0.72	$1.05	$2.42	$—
Diluted	$(0.01)	$0.72	$1.05	$2.42	$—

Weighted average shares outstanding:
Basic	25,430	25,424	25,426	25,424	25,424
Diluted	25,430	25,424	25,465	25,424	25,424

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Successor				Predecessor
	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	December 31, 2012
Net income (loss)	$(156)	$18,284	$26,819	$61,403	$2,842,326
Other comprehensive income (loss), net of taxes:
Unrecognized benefit plan gains and losses:
Change in unrecognized benefit plan gain arising during the period, net of taxes of ($2,226) and ($1,360), respectively	3,719	—	2,393	—	—
Fresh-start reporting adjustment included in net income to eliminate Predecessor's accumulated other comprehensive income, net of taxes of $6,440	—	—	—	—	(27,158)
Other comprehensive income (loss), net of taxes	3,719	—	2,393	—	(27,158)
Comprehensive income	$3,563	$18,284	$29,212	$61,403	$2,815,168

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 28, 2014	December 29, 2013
Assets
Current assets
Cash	$59,647	$9,694
Accounts receivable (net of allowances of $16,162 and $12,856)	194,185	251,636
Inventories	15,334	14,222
Deferred income taxes	32,437	37,371
Prepaid expenses and other	27,944	13,570
Total current assets	329,547	326,493

Property, plant and equipment
Property, plant and equipment	221,209	83,901
Accumulated depreciation	(60,971)	(15,973)
Property, plant and equipment, net	160,238	67,928

Other Assets
Goodwill	35,404	15,331
Intangible assets, net	72,106	60,482
Investments	2,720	2,799
Deferred income taxes	12,207	39,587
Restricted cash	27,500	—
Debt issuance costs and other long-term assets	11,891	1,746
Total other assets	161,828	119,945

Total assets	$651,613	$514,366

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 28, 2014	December 29, 2013
Liabilities and Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$13,536	$—
Accounts payable	59,377	36,329
Employee compensation and benefits	102,122	103,351
Deferred revenue	78,090	67,934
Other current liabilities	24,863	20,866
Total current liabilities	277,988	228,480

Non-Current Liabilities
Long-term debt	333,863	—
Deferred revenue	5,741	7,015
Postretirement medical, life and other benefits	40,881	45,373
Other obligations	10,071	8,673
Total non-current liabilities	390,556	61,061

Shareholders' equity (deficit)
Common stock, $.01 par value. Authorized 300,000 shares, 25,439 shares issued and outstanding at September 28, 2014	254	—
Additional paid-in capital	804	—
Accumulated deficit	(20,072)	—
Accumulated other comprehensive income (loss)	2,083	(310)
Tribune Media Company equity	—	225,135
Total shareholders' equity (deficit)	(16,931)	224,825

Total liabilities and shareholders equity (deficit)	$651,613	$514,366

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED STATEMENT OF EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Paid in Capital	Accumulated Deficit	Tribune Media Company Investment	AOCI	Total Equity (Deficit)
Balance at December 29, 2013	—	$—	$—	$—	$225,135	$(310)	$224,825
Transactions with Tribune Media Company, net	—	—	—	—	(66,180)	—	(66,180)
Dividend to Tribune Media Company	—	—	—	—	(275,000)	—	(275,000)
Comprehensive income	—	—	—	1,099	25,720	2,393	29,212
Contribution by Tribune Media	—	—	—	—	69,408	—	69,408
Issuance of stock in the distribution	25,423,617	254	—	(21,171)	20,917	—	—
Issuance of stock from RSU conversions	2,369	—	—	—	—	—	—
Exercise of stock options	12,984	—	182	—	—	—	182
Share-based compensation	—	—	622	—	—	—	622
Balance at September 28, 2014	25,438,970	$254	$804	$(20,072)	$—	$2,083	$(16,931)

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Successor		Predecessor
	Nine Months Ended		December 30, 2012
	September 28, 2014	September 29, 2013
Operating Activities
Net income	$26,819	$61,403	$2,842,326
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	13,636	16,567	—
Allowance for bad debt	12,714	8,197	—
Amortization of intangible assets	5,370	4,998	—
Amortization of contract intangible liabilities	(112)	(163)	—
Loss on equity investments, net	830	864	—
Gain on fixed asset sales	(1,226)	(100)	—
Non-cash gain on investment transaction	(1,484)	—	—
Non-cash reorganization items, net	—	(194)	(2,756,494)
Changes in working capital items, excluding acquisitions:
Accounts receivable, net	49,121	50,936	—
Prepaid expenses, inventories and other current assets	(9,356)	3,358	—
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	12,747	1,337	8,381
Non-current deferred revenue	7,352	(2,029)	—
Deferred income taxes	9,459	17,068	(94,213)
Postretirement medical, life and other benefits	(1,062)	(852)	—
Other, net	1,102	(695)	—
Net cash provided by operating activities	125,910	160,695	—

Investing Activities
Capital expenditures	(11,370)	(14,150)	—
Acquisitions, net of cash acquired	(32,282)	(271)	—
Restricted cash	(27,500)	—	—
Proceeds from sale of fixed assets	1,881	100	—
Investments in equity investments net of distributions	(2,009)	—	—
Net cash used for investing activities	(71,280)	(14,321)	—

Financing Activities
Net proceeds from issuance of debt	346,500	—	—
Payment of debt issuance costs	(10,179)	—	—
Repayments of capital lease obligations	—	(213)	—
Related party dividends	(275,000)	(15,738)	—
Proceeds from exercise of stock options	182	—	—
Transactions with Tribune Media Company, net	(66,180)	(134,634)	—
Net cash used for financing activities	(4,677)	(150,585)	—

Net increase (decrease) in cash	49,953	(4,211)	—
Cash, beginning of period	9,694	13,768	13,768
Cash, end of period	$59,647	$9,557	$13,768

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—Tribune Publishing Company and its subsidiaries (collectively, the “Company” or “Tribune Publishing”) is a diversified media and marketing solutions company that delivers innovative experiences for audiences and advertisers across all platforms. The Company's diverse portfolio of iconic news and information brands includes 10 award-winning daily titles, more than 60 digital properties and more than 150 verticals in key markets. Tribune Publishing also offers an array of customized marketing solutions, and operates a number of niche products, including Hoy and El Sentinel, making Tribune Publishing the country's largest Spanish-language publisher. The daily newspapers published by Tribune Publishing are the Los Angeles Times; the Chicago Tribune; the Sun Sentinel; the Orlando Sentinel; The Baltimore Sun; The Capital; the Carroll County Times; the Hartford Courant; The Morning Call, serving Pennsylvania’s Lehigh Valley; and the Daily Press, serving the Virginia Peninsula. Tribune Publishing’s operations also include Blue Lynx Media, LLC (“BLM”) which operates a shared service center for the benefit of the Company; a 50% equity interest in CIPS Marketing Group, Inc. (“CIPS”); and a 33% equity interest in Homefinder.com, LLC (“Homefinder”). In May 2014, Tribune Publishing acquired the outstanding 50% interest in McClatchy/Tribune Information Services (“MCT”). See Note 5 for additional information on the MCT acquisition. In August 2014, the Company purchased a 20% equity interest in Contend, LLC (“Contend”), a content creation company. See Note 8 for additional information on the investment in Contend.
Separation from Tribune Media Company—On July 10, 2013, Tribune Media Company, formerly Tribune Company, (“TCO”) announced its plan to spin-off its principal publishing operations into an independent company, Tribune Publishing. On August 4, 2014 (the “Distribution Date”), TCO completed the spin-off of its principal publishing operations into Tribune Publishing, by distributing 98.5% of the common stock of Tribune Publishing to holders of TCO common stock and warrants. In the distribution, each holder of TCO's Class A common stock, Class B common stock and warrants received 0.25 of a share of Tribune Publishing's common stock for each share of TCO common stock or TCO warrant held as of July 28, 2014 (the “Record Date”). Based on the number of shares of TCO common stock and TCO warrants outstanding as of the Record Date and the distribution ratio, 25,042,263 shares of Tribune Publishing common stock were distributed to the TCO stockholders and holders of TCO warrants and TCO retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of the outstanding common stock of Tribune Publishing. On August 5, 2014, Tribune Publishing became a separate publicly-traded company with its own board of directors and senior management team. Shares of Tribune Publishing common stock are listed on the New York Stock Exchange under the symbol “TPUB”. In connection with the separation and distribution, Tribune Publishing paid a $275.0 million cash dividend to TCO from a portion of the proceeds of a senior secured credit facility entered into by Tribune Publishing. See Note 10 for additional information on the senior secured credit facility.
Associated with the separation and distribution, TCO contributed technology assets with a net book value of $91.2 million. The contributed assets were not included in the historical consolidated and combined financial statements as a final decision had not been made to contribute the assets by TCO. Depreciation on the assets to be transferred to the Company was previously charged to Tribune Publishing through allocations from TCO's corporate functions. See Note 4 for additional information on the allocated depreciation.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At the Distribution Date, the technology assets and liabilities contributed to Tribune Publishing are as follows (in thousands):

Accounts receivable	$169
Prepaid expenses and other	4,756
Deferred income taxes, current	(47)
Property plant and equipment	122,549
Accumulated depreciation	(31,387)
Deferred income taxes	(21,449)
Total assets	74,591

Current portion of long-term debt	411
Accounts payable	3,243
Employee compensation and benefits	5,061
Other current liabilities	(3,943)
Long-term debt	411
Change in parent investement	69,408
Total liabilities and shareholders' equity	$74,591
In connection with the separation and distribution, Tribune Publishing entered into a transition services agreement (the “TSA”) and certain other agreements with TCO that govern the relationships between Tribune Publishing and TCO following the separation and distribution. Under the TSA, the providing company is generally allowed to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the services, plus, in some cases, the allocated direct costs of providing the services, generally without profit. Pursuant to the TSA, TCO provides Tribune Publishing with certain specified services on a transitional basis, including support in areas such as human resources, risk management, treasury, technology, legal, real estate, procurement, and advertising and marketing in a single market. Tribune Publishing provides TCO with certain specified services on a transitional basis, including such areas as human resources, technology, legal, procurement, accounting, digital advertising operations, and advertising, marketing, event management and fleet maintenance in a single market. See Note 4 for information related to amounts charged under the TSA.
Basis of Presentation—The accompanying unaudited consolidated and combined financial statements and notes of Tribune Publishing have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated and combined financial statements and accompanying notes. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of Tribune Publishing as of September 28, 2014, the results of operations for the three months and nine months ended September 28, 2014 and September 29, 2013, the cash flows for the nine months ended September 28, 2014 and September 29, 2013 and the results of operations and cash flows for December 30, 2012 of the Predecessor (as defined below). Actual results could differ from these estimates. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The December 29, 2013 consolidated and combined balance sheet date was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP and should be read in conjunction with Tribune Publishing’s audited consolidated and combined financial statements and related notes for the year ended December 29, 2013, included in the Company's registration statement on Form 10, as amended, filed with the SEC on July 21, 2014. Certain prior period amounts have been reclassified to conform to current year classifications.
The Company revised the presentation of capital expenditures in its consolidated and combined statements of cash flow to adjust for capital expenditures that were unpaid in accounts payable for the nine months ended September 29, 2013. The effect of correcting the presentation of capital expenditures for the nine months ended September 29, 2013 resulted in a $2.9 million increase in cash provided by operating activities and a corresponding $2.9 million increase in cash used for investing activities. The impact of this adjustment was evaluated by management and considered not material to the consolidated and combined financial statements for the nine months ended September 29, 2013 and as of September 29, 2013

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Prior to the Distribution Date, separate financial statements were not prepared for Tribune Publishing. The accompanying consolidated and combined financial statements were derived from the historical accounting records of TCO and present Tribune Publishing’s consolidated and combined financial position, results of operations and cash flows as of and for the periods presented as if Tribune Publishing was a separate entity through the Distribution Date. Management believes that assumptions and methodologies underlying the allocation of general corporate expenses are reasonable. However, such expenses prior to the Distribution Date may not be indicative of the actual level of expense that would have been incurred had Tribune Publishing operated as a separate stand-alone entity, and, accordingly, may not necessarily reflect Tribune Publishing’s consolidated financial position, results of operations and cash flows had Tribune Publishing operated as a stand-alone entity during the periods presented. See Note 4 for further information on costs allocated from TCO. Subsequent to the Distribution Date, Tribune Publishing's financial statements are presented on a consolidated basis as the Company became a separate consolidated entity.
All intercompany accounts within Tribune Publishing have been eliminated in consolidation. For periods prior to the Distribution Date, all significant intercompany transactions between Tribune Publishing and TCO have been included within the consolidated and combined financial statements and are considered to be effectively settled through equity contributions or distributions or through cash payments at the time the transactions were recorded. The accumulated net effect of intercompany transactions between Tribune Publishing and TCO are included in the parent company investment component of Tribune Publishing equity. These intercompany transactions are further described in Note 4. The total net effect of these intercompany transactions prior to the Distribution Date are reflected in the consolidated and combined statements of cash flows as financing activities.
Prior to the Distribution Date, the costs of TCO services that are specifically identifiable to Tribune Publishing are included in these consolidated and combined financial statements. The costs of TCO services that are incurred by TCO but are not specifically identifiable to Tribune Publishing have been allocated to Tribune Publishing and included in the pre-spin consolidated and combined financial statements on a basis that management considered to be a reasonable reflection of the utilization of services provided or the benefit received by Tribune Publishing during the periods presented. While management considers these allocations to have been made on a reasonable basis, the allocations do not necessarily reflect the expenses that would have been incurred had Tribune Publishing operated as a stand-alone entity. All such costs and expenses are assumed to be settled with TCO through the parent company investment component of equity (deficit) in the period in which the costs were incurred. Current income taxes are also assumed to be settled with TCO through the parent company investment component of Tribune Publishing equity in the period the related income taxes were recorded.
As part of TCO emergence from bankruptcy, TCO consummated an internal restructuring, pursuant to and in accordance with the terms of the Plan (as defined and described in Note 2). These restructuring transactions included, among other things, establishing a number of real estate holding companies. On December 21, 2012, the majority of the land and buildings owned by Tribune Publishing were transferred to TCO’s newly established real estate holding companies.
In 2013, Tribune Publishing entered into related party lease agreements with the real estate holding companies to lease back certain land and buildings that were transferred. Although the properties subject to related party leases were legally transferred to the holding companies, Tribune Publishing determined that pursuant to the terms of the leases, it maintained forms of continuing involvement with the properties, which pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 840, “Leases,” precluded Tribune Publishing from derecognizing those properties from its consolidated and combined financial statements. As a result, Tribune Publishing continued to account for and depreciate the carrying values of the transferred properties subject to related party leases which are presented within net property, plant and equipment in its consolidated and combined balance sheet. Rent payments under the related party leases were accounted for as dividends to TCO. See Note 4 for further information.
On December 1, 2013, Tribune Publishing modified the specific provisions within the related party leases to address the prohibited forms of continuing involvement. This resulted in Tribune Publishing derecognizing those properties by recording a $337.6 million reduction to net property, plant and equipment and a corresponding reduction to the net parent company investment component of equity in its consolidated and combined balance sheet. The related party leases subsequent to the lease modification on December 1, 2013 have been accounted for as operating leases. See Note 4 for further information.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
New Accounting Standards—In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) concerning revenue recognition. The new standard supersedes a majority of existing revenue recognition guidance under U.S. GAAP, and requires a company to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. ASU 2014-09 allows for either a “full retrospective” adoption or a “modified retrospective” adoption. The Company is currently evaluating which adoption method it will elect. The standard is effective for the Company in the first quarter 2017. Early adoption is not permitted. The Company is currently evaluating the revenue recognition impact this guidance will have once implemented.
NOTE 2: PROCEEDINGS UNDER CHAPTER 11
Chapter 11 Reorganization—On December 8, 2008 (the “Petition Date”), TCO, and 110 of its direct and indirect wholly-owned subsidiaries (each a “Debtor” and, collectively, the “Debtors”), filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under Chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption “In re: Tribune Company, et al.,” Case No. 08-13141. Certain of the legal entities included in the consolidated and combined financial statements of Tribune Publishing were Debtors or, as a result of the restructuring transactions described below, are successor legal entities to legal entities that were Debtors (collectively, the “Tribune Publishing Debtors”). As further described below, a joint plan of reorganization for the Debtors, including the Tribune Publishing Debtors became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). Tribune Publishing and its business operations as conducted on or after December 31, 2012 are herein referred to as Reorganized Tribune Publishing or “Successor.” Tribune Publishing and its business operations as conducted on or prior to December 30, 2012 are herein referred to as “Predecessor.” TCO and its business operations as conducted on or after December 31, 2012 are herein referred to as “Reorganized Tribune Media.”

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

From the Petition Date and until the Effective Date, the Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable orders of the Bankruptcy Court.
Plan of Reorganization—In order for a debtor to emerge from Chapter 11, a Chapter 11 plan of reorganization that satisfies the requirements of the Bankruptcy Code and provides for emergence from bankruptcy must be proposed and confirmed by a bankruptcy court. On April 12, 2012, the Debtors, the official committee of unsecured creditors (the “Creditors’ Committee”), Oaktree Capital Management, L.P. (“Oaktree”), a creditor under certain TCO prepetition debt facilities, Angelo, Gordon & Co. L.P. (“AG”), a creditor under certain TCO prepetition debt facilities, and JPMorgan Chase Bank, N.A. (“JPMorgan”), an administrative agent and a creditor under certain TCO prepetition debt facilities (collectively, the “Plan Proponents”) filed the Fourth Amended Joint Plan of Reorganization for Tribune Company and Its Subsidiaries (as subsequently amended and modified, the “Plan”) with the Bankruptcy Court.
On July 23, 2012, the Bankruptcy Court issued an order (the “Confirmation Order”) confirming the Plan. The Plan constitutes a separate plan of reorganization for each of the Debtors and sets forth the terms and conditions of the Debtors’ reorganization.
Notices of appeal of the Confirmation Order were filed in August 2012 by certain TCO creditors. The confirmation appeals have been transmitted to the United States District Court for the District of Delaware (“Delaware District Court”) and have been consolidated, together with two previously-filed appeals of the Bankruptcy Court’s orders relating to certain provisions in the Plan.
The appellants seek, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court, including the settlement of certain claims and causes of action related to the Leveraged ESOP Transactions contained in the Plan. There is currently no stay of the Confirmation Order in place pending resolution of the confirmation-related appeals and those appeals remain pending before the Delaware District Court. In January 2013, Reorganized Tribune Media filed a motion to dismiss the appeals as equitably moot, based on the substantial consummation of the Plan. Briefings on those additional motions to dismiss were completed on or about July 3, 2014.
During the fourth quarter of 2012 and prior to the Effective Date, TCO and its subsidiaries consummated an internal restructuring, pursuant to and in accordance with the terms of the Plan. These restructuring transactions included, among other things, (i) converting certain of TCO’s subsidiaries into limited liability companies or merging certain of TCO’s subsidiaries into newly-formed limited liability companies, (ii) consolidating and reallocating certain operations, entities, assets and liabilities within the organizational structure of TCO and (iii) establishing a number of real estate holding companies. Among other things, the restructuring transactions resulted in Tribune Publishing Company, LLC, now a wholly-owned subsidiary of the Company (“TPC”), being converted into a limited liability company (prior to the conversion, TPC was a corporation named Tribune Publishing Company) as well as becoming the holding company for the principal direct and indirect subsidiaries that own and operate the business of Tribune Publishing as described in Note 1.
On the Effective Date, all of the conditions precedent to the effectiveness of the Plan were satisfied or waived, the Debtors emerged from Chapter 11, and the settlements, agreements and transactions contemplated by the Plan to be effected on the Effective Date were implemented, including, among other things, the appointment of a new board of directors of TCO and the initiation of distributions to creditors. As a result, Reorganized Tribune Media converted from a subchapter S corporation to a C corporation under the Internal Revenue Code (“IRC”). This conversion also affected TCO subsidiaries that were treated as qualified subchapter S subsidiaries, including certain legal entities included in the accompanying consolidated and combined financial statements of Tribune Publishing.
Since the Effective Date, Reorganized Tribune Media has substantially consummated the various transactions contemplated under the Plan, including those provisions relating to Tribune Publishing. In particular, Reorganized Tribune Media made all distributions of cash, including cash distributions made on behalf of Tribune Publishing, new common stock and new warrants that were required to be made under the terms of the Plan to creditors holding allowed claims. The prepetition claims of Tribune Publishing’s general unsecured creditors that became or become allowed subsequent to the Effective Date have been or will be paid on the next quarterly distribution date after such allowance.
Resolution of Outstanding Prepetition Claims—Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Bankruptcy Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization approved by the Bankruptcy Court. Shortly after commencing their Chapter 11 proceedings, the Debtors began notifying all known current or potential creditors of the Chapter 11 filings.
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
Reorganization Items, Net—Reorganization items, net, generally includes provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts and, pursuant to ASC Topic 852, “Reorganizations,” is reported separately in Tribune Publishing’s consolidated and combined statements of income (loss). Reorganization items, net may also include professional advisory fees and other costs directly associated with the Debtors’ Chapter 11 cases; however, all professional advisory fees that were paid by TCO and other non-debtor TCO affiliates that related to all Debtors have not been allocated to Tribune Publishing as professional advisory fees are TCO reorganization expenses and do not specifically relate to the operations of Tribune Publishing.
Specifically identifiable reorganization provisions, adjustments and other costs directly related to Tribune Publishing have been included in the Successor’s consolidated and combined statement of comprehensive income for the three and nine months ended September 28, 2014 and September 29, 2013 and in the Predecessor’s consolidated and combined statements of income (loss) for December 31, 2012 and consisted of the following (in thousands):

	Successor				Predecessor
	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	December 31, 2012
Reorganization costs, net:
Contract rejections and claim settlements	$(205)	$187	$(212)	$310	$—
Other, net	—	(23)	(2)	(349)	—
Total reorganization costs, net	(205)	164	(214)	(39)	—
Reorganization adjustments, net	—	—	—	—	2,862,039
Fresh-start reporting adjustments, net	—	—	—	—	(107,486)
Total reorganization items, net	$(205)	$164	$(214)	$(39)	$2,754,553
The Predecessor’s consolidated and combined statement of comprehensive income for December 31, 2012 included other reorganization items totaling $2.755 billion before taxes ($2.842 billion after taxes) arising from reorganization and fresh-start reporting adjustments. Reorganization adjustments, which were recorded to reflect the settlement of prepetition liabilities and changes in the Predecessor’s capital structure arising from the implementation of the Plan, resulted in a net reorganization gain of $2.862 billion before taxes ($2.894 billion after taxes). Fresh-start reporting adjustments, which were recorded as a result of the adoption of fresh-start reporting as of the Effective Date in accordance with ASC Topic 852, resulted in a net loss of $107.5 million before taxes ($52.1 million after taxes). The net gain resulted primarily from adjusting the Predecessor’s net carrying values for certain assets and liabilities to their fair values in accordance with ASC Topic 805, “Business Combinations,” recording related adjustments to deferred income taxes and eliminating the Predecessor’s accumulated other comprehensive income (loss) as of the Effective Date.
Tribune Publishing expects to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2014 and potentially in future periods. These expenses will include primarily other costs related to the implementation of the Plan and the resolution of unresolved claims.
Fresh-Start Reporting—Reorganized Tribune Media adopted fresh-start reporting on the Effective Date in accordance with ASC Topic 852. All conditions required for the adoption of fresh-start reporting were satisfied by

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Reorganized Tribune Media on the Effective Date as a result, Tribune Publishing also adopted fresh-start reporting on the Effective Date.

The adoption of fresh-start reporting by Reorganized Tribune Publishing resulted in a new reporting entity for financial reporting purposes reflecting the Successor’s capital structure as of the Effective Date. Any presentation of Reorganized Tribune Publishing’s consolidated and combined financial statements as of and for periods subsequent to the Effective Date represents the financial position, results of operations and cash flows of a new reporting entity and will not be comparable to any presentation of the Predecessor’s consolidated and combined financial statements as of and for periods prior to the Effective Date, and the adoption of fresh-start reporting.
In accordance with ASC Topic 852, the Predecessor’s consolidated and combined statement of comprehensive income for December 31, 2012 includes only (i) reorganization adjustments which resulted in a net gain of $2.862 billion before taxes ($2.894 billion after taxes) and (ii) fresh-start reporting adjustments which resulted in a net loss of $107.5 million before taxes ($52.1 million after taxes). These adjustments are further summarized and described below. The Predecessor’s consolidated and combined statements of income (loss) and cash flows for December 31, 2012 exclude the results of operations and cash flows arising from the Predecessor’s business operations on December 31, 2012. Because the Predecessor’s December 31, 2012 results of operations and cash flows were not material, Tribune Publishing has elected to report them as part of Reorganized Tribune Publishing’s results of operations and cash flows for the fiscal year ended December 29, 2013.
Enterprise Value/Reorganization Value—ASC Topic 852 requires, among other things, a determination of the reorganization value for Reorganized Tribune Media and allocation of such reorganization value to the fair value of Reorganized Tribune Media’s tangible assets, finite-lived intangible assets and indefinite-lived intangible assets in accordance with the provisions of ASC Topic 805, “Business Combinations,” as of the Effective Date. The reorganization value for Reorganized Tribune Media represents the amount of resources available, or that become available, for the satisfaction of postpetition liabilities and allowed prepetition claims, as negotiated between the Debtors and their creditors. This value is viewed as the fair value of Reorganized Tribune Media before considering liabilities and is intended to approximate the amount a willing buyer would pay for the assets of Reorganized Tribune Media immediately after emergence from bankruptcy. In connection with the Debtors’ Chapter 11 cases, the Debtors’ financial advisor undertook a valuation analysis to determine the value available for distribution to holders of allowed prepetition claims. Based on current and anticipated economic conditions as of the Effective Date and the direct impact of these conditions on Reorganized Tribune Media’s business, this analysis estimated a range of distributable value from the Debtors’ estates from $6.917 billion to $7.826 billion with an approximate mid-point of $7.372 billion. The confirmed Plan contemplates a distributable value for Reorganized Tribune Media of $7.372 billion. The distributable value implies an equity value for Reorganized Tribune Company of $4.536 billion after reducing the distributable value for cash distributed (or to be distributed) pursuant to the Plan and $1.1 billion of new debt undertaken by Reorganized Tribune Company.
In accordance with the provisions of ASC Topic 805, the reorganization value of Reorganized Tribune Company was allocated, in part, to the fair value of Reorganized Tribune Publishing’s tangible assets, finite-lived intangible assets, and indefinite-lived intangible assets as of the Effective Date.
Methodology, Analysis and Assumptions—The comparable company valuation analysis methodology estimates the enterprise value of a company based on a relative comparison with publicly traded companies with similar operating and financial characteristics to the subject company. Under this methodology, TCO’s financial advisor determined a range of multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) to calculate the enterprise values of TCO’s publishing and broadcasting segments. The discounted cash flow (“DCF”) analysis is a forward-looking enterprise valuation methodology that estimates the value of an asset or business by calculating the expected future cash flows to be generated by that asset or business. Under this methodology, projected future cash flows are discounted by the enterprise’s weighted average cost of capital (“WACC”). The WACC reflects the estimated blended rate of return that would be required by debt and equity investors to invest in the enterprise based on its capital structure. Utilizing the DCF analysis, the enterprise values of TCO’s publishing and broadcasting segments were determined by calculating the present value of the projected unlevered after-tax free cash flows through 2015 plus an estimate for the value of each segment for the period beyond 2015 known as the terminal value. The terminal value was derived by either applying a multiple to the projected EBITDA for the final year of the projection period (2015) or capitalizing the projected unlevered after-tax free cash flow in the same projection period using the WACC and an assumed perpetual growth rate, discounted back to the valuation date using the WACC, as appropriate. The precedent transactions valuation methodology is based on the enterprise values of companies

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

involved in public merger and acquisition transactions that have operating and financial characteristics similar to the subject company. Under this methodology, the enterprise value is determined by an analysis of the consideration paid and the debt assumed in the identified merger and acquisition transactions and is usually expressed as a multiple of revenues or EBITDA. Utilizing this analysis, TCO’s financial advisor determined a range of multiples of EBITDA for the trailing 12 months from the measurement date to calculate the enterprise value for TCO’s broadcasting segment. The precedent transactions valuation methodology was not used for TCO’s publishing segment due to the lack of relevant transactions.
TCO’s financial advisor applied a weighted average of the above enterprise valuation methodologies to calculate the estimated ranges of enterprise values for TCO’s publishing and broadcasting segments. The relative weighting of each valuation methodology was based on the amount of publicly available information to determine the inputs used in the calculations. In addition, TCO’s financial advisor utilized a combination of these enterprise valuation methodologies, primarily the comparable company valuation analysis methodology, to calculate the estimated ranges of fair values of TCO’s equity investments. The ranges of enterprise values for TCO’s publishing and broadcasting segments and estimated fair values of TCO’s equity investments were added to the estimated cash on hand as of the measurement date to determine the estimated range of distributable value noted above.
Fresh-Start Consolidated and Combined Balance Sheet—The table below summarizes the Predecessor’s December 30, 2012 consolidated and combined balance sheet, the reorganization and fresh-start reporting adjustments that were made to that balance sheet as of December 31, 2012, and the resulting Successor’s unaudited consolidated and combined balance sheet as of December 31, 2012.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Consolidated and Combined Balance Sheets at December 30, 2012 and December 31, 2012
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

(1)
Reflects adjustments arising from implementation of the Plan, including the gain on the settlement of prepetition liabilities, distributions of cash by TCO on behalf of Reorganized Tribune Publishing and the elimination of Tribune Publishing’s equity (deficit). These adjustments also include the establishment of Reorganized Tribune Publishing’s equity based on the reorganization value of Reorganized Tribune Company allocated to the fair value of Reorganized Tribune Publishing’s tangible assets, finite-lived intangible assets and indefinite-lived intangible assets as of the Effective Date. The changes in the Predecessor’s capital structure arising from the implementation of the Plan is comprised of the following adjustments (in thousands):

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
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

(4)
The Predecessor’s consolidated and combined statement of comprehensive income for December 31, 2012 includes certain adjustments recorded as a result of the adoption of fresh-start reporting in accordance with ASC Topic 852 as of the Effective Date. These fresh-start reporting adjustments resulted in a net pretax loss which primarily resulted from adjusting the Predecessor’s recorded values for certain assets and liabilities to fair values in accordance with ASC Topic 805, and recording related adjustments to deferred income taxes. The fresh-start reporting adjustments included in the Predecessor’s statement of comprehensive income for December 31, 2012 consisted of the following items (in thousands):

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
Property, Plant and Equipment—Property, plant and equipment was adjusted to a fair value aggregating $411.1 million as of the Effective Date. The fair values of property, plant and equipment were based primarily on valuations obtained from third party valuation specialists principally utilizing the cost and market valuation approaches.
Fresh-start reporting adjustments included the elimination of the Predecessor’s aggregate accumulated depreciation balance as of December 30, 2012.
Identifiable Intangible Assets—The following intangible assets were identified by Reorganized Tribune Publishing and recorded at fair value based on valuations obtained from third party valuation specialists: newspaper mastheads, advertiser relationships, customer relationships, affiliate agreements and other contracts and agreements, including real property leases. The cost, income and market valuation approaches were utilized, as appropriate, to estimate the fair values of these intangible assets. The determination of the fair values of these identifiable intangible assets resulted in a $38.0 million net increase in other intangible assets in the Successor’s consolidated and combined balance sheet at December 31, 2012.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3: CHANGES IN OPERATIONS
Employee Reductions—Tribune Publishing identified reductions in staffing levels in its operations of 20 and 218 positions in the three and nine months ended September 28, 2014, respectively, and 226 and 330 positions in the three and nine months ended September 29, 2013, respectively. Tribune Publishing recorded a pretax credit of $0.4 million and a pretax charge of $1.9 million for the three and nine months ended September 28, 2014, respectively, and pretax charges of $3.9 million and $6.5 million for the three and nine months ended September 29, 2013, respectively. A summary of the activity with respect to Tribune Publishing’s severance accrual for the nine months ended September 28, 2014 is as follows (in thousands):

Balance at December 29, 2013	$9,336
Transferred from Tribune Media Company	647
Provision	1,853
Payments	(9,170)
Balance at September 28, 2014	$2,666
Charges for severance and related expenses are included in selling, general and administrative expense in the accompanying consolidated and combined statements of income (loss). The severance and related expenses above exclude severance and related expenses incurred by TCO and allocated to Tribune Publishing. As part of the separation and distribution from TCO, $0.6 million of accrued severance charges were transferred to Tribune Publishing. See Note 4 for further discussion of allocated charges from TCO.
NOTE 4: RELATED PARTY TRANSACTIONS
In connection with the separation and distribution, Tribune Publishing entered into a transition services agreement (the “TSA”) and certain other agreements with TCO that govern the relationships between Tribune Publishing and TCO following the separation and distribution. Under the TSA, the providing company generally is allowed to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the services, plus, in some cases, the allocated direct costs of providing the services, generally without profit. Pursuant to the TSA, TCO provides Tribune Publishing with certain specified services on a transitional basis, including support in areas such as human resources, risk management, treasury, technology, legal, real estate, procurement, and advertising and marketing in a single market. During the three and nine months ended September 28, 2014, Tribune Publishing incurred $0.9 million in charges payable to TCO under the TSA. In addition, the TSA outlines the services that Tribune Publishing will provide TCO on a transitional basis, including in areas such as human resources, technology, legal, procurement, accounting, digital advertising operations, and advertising, marketing, event management and fleet maintenance in a single market. For the three and nine months ended September 28, 2014, TCO's charges payable to Tribune Publishing were $1.2 million under the TSA. Charges related to the TSA are included in selling, general and administrative costs in the consolidated and combined statements of income (loss).
Prior to the Distribution Date, Tribune Publishing participated in a number of corporate-wide programs administered by TCO. These included participation in TCO’s centralized treasury function, insurance programs, employee benefit programs, workers’ compensation programs, and centralized service centers and other corporate functions. The following is a discussion of the relationship with TCO, the services provided and how transactions with TCO have been accounted for in the consolidated and combined financial statements. Subsequent to the Distribution Date, any programs not governed by the TSA, as described above, are now administered by Tribune Publishing and are recorded directly to operating expenses.
Equity—Equity in the consolidated and combined balance sheets prior to the Distribution Date includes the accumulated balance of transactions between Tribune Publishing and TCO, Tribune Publishing’s paid-in-capital, and TCO’s interest in Tribune Publishing’s cumulative retained earnings, and are presented within the parent company investment component of equity and combined with accumulated other comprehensive income to total equity (deficit). The amounts comprising the accumulated balance of transactions between Tribune Publishing and TCO include (i) the cumulative net assets attributed to Tribune Publishing by TCO, (ii) the cumulative net advances to TCO representing the cumulative Tribune Publishing funds swept (net of funding provided by TCO to Tribune Publishing) as part of the centralized cash management program described further below, (iii) the cumulative charges (net of credits) allocated by TCO to Tribune Publishing for certain support services received by Tribune Publishing and (iv) related party dividends for rent payments on related party leases as described further below.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Centralized Cash Management—TCO utilized a centralized approach to cash management and the financing of its operations. Under this centralized cash management program, TCO and Tribune Publishing advanced funds to each other. Accordingly, none of TCO’s cash and cash equivalents has been assigned to Tribune Publishing in the consolidated and combined financial statements. Cash in the consolidated and combined balance sheets represents either cash not advanced to TCO or cash held locally by Tribune Publishing. These transactions were recorded in equity (deficit) when advanced.
Support Services Provided and Other Amounts with TCO—Prior to the Distribution Date, Tribune Publishing received allocated charges from TCO for certain corporate support services, which were recorded within selling, general and administrative expense in Tribune Publishing’s consolidated and combined statements of income (loss). Management believes that the basis used for the allocations was reasonable and reflects the portion of such costs attributed to Tribune Publishing’s operations; however, the amounts may not be representative of the costs necessary for Tribune Publishing to operate as a separate stand-alone company. These allocated costs are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Corporate management fee	$3,851	$8,239	$21,871	$20,622
Allocated depreciation	1,731	4,836	11,707	12,482
Service center support costs	10,108	26,653	53,492	68,788
Other	192	2,045	3,427	5,330
Total	$15,882	$41,773	$90,497	$107,222
Medical and Workers’ Compensation Benefit Plans—Tribune Publishing participated in TCO-sponsored employee benefit plans, including medical and workers’ compensation. Allocations of benefit plan costs varied by plan type and were based on actuarial valuations of cost and/or liability, premium amounts and payroll. Total benefit plan costs allocated to Tribune Publishing amounted to $4.1 million and $27.2 million in the three and nine months ended September 28, 2014 and $12.5 million and $36.8 million in the three and nine months ended September 29, 2013, respectively, and were recorded in cost of sales and selling, general and administrative expense, as appropriate, in the consolidated and combined statements of income (loss). While management believes the cost allocation methods utilized for the benefit plans were reasonable and reflected the portion of such costs attributed to Tribune Publishing, the amounts may not be representative of the costs necessary for Tribune Publishing to operate as a stand-alone business.
Defined Benefit Plans—Retirement benefits obligations pursuant to the TCO defined benefit pension plans have historically been and continue to be an obligation of TCO. Prior to the Distribution Date, Tribune Publishing accounted for costs associated with these defined benefit pension plans as a participant in multi-employer plans in accordance with ASC Topic 715. Costs related to TCO-sponsored pension plans, which totaled credits of $2.1 million and $12.5 million in the three and nine months ended September 28, 2014, respectively, and credits of $6.2 million and $17.8 million in the three and nine months ended September 29, 2013, respectively, were based upon a specific allocation of actuarially determined service costs plus an allocation of the remaining net periodic pension cost components based upon Tribune Publishing's proportional share of the pension liability. Through the Distribution Date, TCO-sponsored pension plan income allocated to Tribune Publishing is recorded in cost of sales and selling, general and administrative expense, as appropriate, in the consolidated and combined statements of income and comprehensive income. Subsequent to the Distribution Date, no further costs or credits were allocated.
Defined Contribution Plans—Tribune Publishing’s employees have historically participated in various TCO qualified 401(k) savings plans, which permit eligible employees to make voluntary contributions on a pretax basis. The plans allowed participants to invest their savings in various investments. Amounts charged to expense by Tribune Publishing for employer contributions to TCO 401(k) savings plans totaled $1.3 million and $7.3 million in the three and nine months ended September 28, 2014, respectively, and $2.9 million and $9.9 million in the three and nine months ended September 29, 2013, respectively, and are recorded in cost of sales and selling, general and administrative expense, as appropriate, in the consolidated and combined statements of income and comprehensive income.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Related Party Lease Agreements—As described in Note 1, on December 21, 2012, the majority of the land and buildings owned by Tribune Publishing were transferred to TCO’s newly established real estate holding companies. As of the date of the transfers, the carrying value of the transferred properties was $294.5 million.
In 2013, Tribune Publishing entered into related party lease agreements with TCO to lease back certain land and buildings that were transferred on December 21, 2012. The initial term of these non-cancelable related party lease agreements is either five or ten years, with two optional renewal terms. Tribune Publishing determined that pursuant to the terms of the leases, it maintained forms of continuing involvement with the properties subject to related party leases, which, in accordance with ASC Topic 840, preclude Tribune Publishing from derecognizing those properties from its consolidated and combined financial statements. As a result, Tribune Publishing continued to account for and depreciate the carrying values of the transferred properties subject to related party leases and rent payments were accounted for as dividends to TCO. During the three and nine months ended September 29, 2013, Tribune Publishing recorded $1.2 million and $3.8 million, respectively, in depreciation expense for such properties.
On December 1, 2013, Tribune Publishing modified the related party leases to eliminate certain protections provided to the landlord in the event of default by the tenant, including the right to collect rent and other balances owed by tenant under the leases utilizing insurance proceeds received by the landlord in the event of damage and otherwise payable to the tenant, as well as the right to collect rent directly from subtenants to the extent all or a portion of the premise is sublet. Pursuant to ASC Topic 840, these provisions had precluded Tribune Publishing from derecognizing those properties from its consolidated and combined financial statements. As a result of these modifications, Tribune Publishing determined that it no longer had forms of continuing involvement with the transferred properties and derecognized such properties from its consolidated and combined financial statements by recording a $337.6 million reduction to net property, plant and equipment and a corresponding reduction to the parent company investment component of equity (deficit) in its consolidated and combined balance sheet. Tribune Publishing has accounted for these related party leases as operating leases beginning on December 1, 2013. In connection with all related party lease agreements, Tribune Publishing recognized $9.1 million and $28.2 million of rent expense for the three and nine months ended September 28, 2014, respectively, recorded in cost of sales and selling, general and administrative expense, as appropriate.
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
In addition, in 2013, Tribune Publishing entered into various related party lease agreements with TCO to lease the portions of the shared TCO corporate office space that Tribune Publishing continues to occupy for an initial 5-year term, with two optional renewal terms. In accordance with ASC Topic 840, Tribune Publishing has accounted for these related party leases as operating leases. Costs associated with the related party lease agreements for shared corporate office space were recorded in selling, general and administrative expense.
NOTE 5: ACQUISITIONS
Landmark Acquisition
On May 1, 2014, the Company completed an acquisition of the issued and outstanding limited liability company interests of Capital-Gazette Communications, LLC and Landmark Community Newspapers of Maryland, LLC from Landmark Media Enterprises, LLC (the “Landmark Acquisition”) for $29.0 million in cash, net of certain working capital and other closing adjustments. The Landmark Acquisition expanded the Company’s breadth of coverage in Maryland and adjacent areas and includes The Capital in the Annapolis region and the Carroll County Times and their related publications.
In connection with this acquisition, the Company incurred a total of $0.4 million of transaction costs, which were recorded in selling, general and administrative expenses in the Company’s consolidated statement of income (loss) for the nine months ended September 28, 2014.
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
Other Acquisitions
The Company’s other acquisitions in the three and nine months ended September 28, 2014 were not significant; the Company made no acquisitions in the three and nine months ended September 29, 2013. The results of the other acquired companies and the related transaction costs were not material to the Company’s unaudited consolidated and combined financial statements and were included in the unaudited consolidated and combined statements of income (loss) since their respective dates of acquisition.
Information for other acquisitions made in the nine months ended September 28, 2014 (excluding the Landmark Acquisition) is as follows (in thousands):

Fair value of assets acquired	$11,292
Liabilities assumed	(800)
Net assets acquired	10,492
Less: fair value of non-cash and contingent consideration	(4,439)
Less: fair value of the preexisting equity interest in MCT	(2,752)
Net cash paid	$3,301

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On May 7, 2014, the Company acquired the remaining 50% outstanding general partnership interests of MCT from McClatchy News Services, Inc. and The McClatchy Company (collectively, “McClatchy”) for $1.2 million in cash and non-cash consideration for future services with an estimated fair value of $4.3 million. The fair value of acquired interests was based upon management’s estimate of the fair values using the income approach. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. Prior to May 7, 2014, the Company accounted for its 50% interest in MCT as an equity method investment. In accordance with ASC Topic 805, the Company’s preexisting equity interest was remeasured to its estimated fair value of $2.8 million using the income valuation approach and the Company recognized a gain of $1.5 million in the unaudited consolidated and combined statements of income (loss) in the second quarter of 2014. The aggregate purchase price of the remaining 50% equity interest in MCT and the estimated fair value of the Company’s preexisting 50% equity interest in MCT have been allocated to the assets acquired and liabilities assumed based upon the estimated fair values of each as of the acquisition date.
NOTE 6: INVENTORIES
Inventories consisted of the following (in thousands):

	September 28, 2014	December 29, 2013
Newsprint	$14,951	$13,831
Supplies and other	383	391
Total inventories	$15,334	$14,222
Inventories are stated at the lower of cost or market. Tribune Publishing determines cost on the first-in, first-out (“FIFO”) basis for all inventories.
NOTE 7: GOODWILL, OTHER INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES
Goodwill, other intangible assets and intangible liabilities at September 28, 2014 and December 29, 2013 consisted of the following (in thousands):

	September 28, 2014			December 29, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Subscribers (useful life of 2 to 10 years)	$6,194	$(1,758)	$4,436	$3,694	$(919)	$2,775
Advertiser relationships (useful life of 2 to 13 years)	21,166	(3,823)	17,343	14,332	(2,032)	12,300
Affiliate agreements (useful life of 4 years)	11,929	(5,219)	6,710	11,929	(2,982)	8,947
Trade names (useful life of 20 years)	7,500	(158)	7,342	—	—	—
Other (useful life of 1 to 20 years)	5,307	(832)	4,475	5,132	(472)	4,660
Total	$52,096	$(11,790)	$40,306	$35,087	$(6,405)	$28,682
Goodwill and other intangible assets not subject to amortization
Goodwill			35,404			15,331
Newspaper mastheads			31,800			31,800
Total goodwill and other intangible assets			$107,510			$75,813
Intangible liabilities subject to amortization
Lease contract intangible liabilities	(545)	330	(215)	(545)	218	(327)
Total intangible liabilities subject to amortization	$(545)	$330	$(215)	$(545)	$218	$(327)

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes in the carrying amounts of intangible assets subject to amortization during the nine months ended September 28, 2014 were as follows (in thousands):

Intangible assets subject to amortization
Balance at December 29, 2013	$28,682
Acquisitions	17,009
Amortization	(5,385)
Balance at September 28, 2014	$40,306
The changes in the carrying amounts of intangible assets not subject to amortization and goodwill during the nine months ended September 28, 2014 were as follows (in thousands):

Other intangible assets not subject to amortization
Balance as of September 28, 2014 and December 29, 2013	$31,800

Goodwill
Balance at December 29, 2013	$15,331
Acquisitions	20,073
Balance at September 28, 2014	$35,404
As disclosed in Note 4 to Tribune Publishing's audited consolidated and combined financial statements, Tribune Publishing reviews goodwill and other indefinite-lived intangible assets for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles-Goodwill and Other.”
NOTE 8: INVESTMENTS
Investments consisted of equity method investments totaling $2.7 million and $2.8 million at September 28, 2014 and December 29, 2013, respectively, in the following private companies:

	% Owned
Company	September 28, 2014	December 29, 2013
CIPS Marketing Group, Inc.	50%	50%
Homefinder.com, LLC	33%	33%
Locality Labs, LLC	—	35%
Contend, LLC	20%	—
Tribune Publishing recorded losses of $0.2 million and $0.8 million in the three and nine months ended September 28, 2014, respectively, and $0.2 million and $0.9 million in the three and nine months ended September 29, 2013, respectively, relating to its equity method investments. TCO retained the investment in Locality Labs, LLC effective with the spin-off. Tribune Publishing acquired the remaining 50% of the outstanding general partnership interests of MCT which had previously been accounted for as an equity method investment. See Note 5 for additional information on the MCT acquisition.
On August 5, 2014, the Company purchased a 20% investment for $1.0 million in Contend, LLC, a content creation company that develops and produces entertainment and marketing solutions for local, regional and national brands. The Company expects to leverage the relationship to help marketers engage and activate customers across all platforms, from print to online, social to mobile.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9: FAIR VALUE MEASUREMENTS
Tribune Publishing measures and records in its consolidated and combined financial statements certain assets and liabilities at fair value. ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and Tribune Publishing’s own assumptions (unobservable inputs). This hierarchy consists of the following three levels:

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
NOTE 10: DEBT
At September 28, 2014, Tribune Publishing had $350.0 million in variable-rate debt outstanding under the Term Loan Credit Agreement, as defined below. The weighted average interest rate for the variable-rate debt is 5.75%. At September 28, 2014, the fair value of the Term Loan Credit Agreement was estimated to be $346.5 million. The Company's Term Loan Credit Agreement is classified as Level 2 inputs, because the fair value for these instruments is determined using observable inputs in non-active markets. See below for details related to the Company's debt agreements.
Senior Term Facility
On August 4, 2014, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”), and the lenders party thereto (the “Senior Term Facility”). The Senior Term Facility provides for loans (the “Term Loans”) in an aggregate principal amount of $350.0 million, which were issued at a discount of $3.5 million. Subject to certain conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Senior Term Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by an amount up to (i) the greater of $100.0 million and an amount as will not cause the net senior secured leverage ratio after giving effect to such incurrence to exceed 2:1, plus (ii) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility on the distribution date and refinancing debt in respect of such loans, subject to certain conditions. As of September 28, 2014, the unamortized balance of the discount was $3.4 million.
The Senior Term Facility will mature on August 4, 2021 (the “Term Loan Maturity Date”). The Term Loans amortize in equal quarterly installments equal to 1.25% of the original principal amount of the Senior Term Facility with the balance payable on the Term Loan Maturity Date. In addition, however, the Senior Term Facility provides for the right of individual lenders to extend the maturity date of their loans upon the request of the Company without the consent of any other lender. The Term Loans may be prepaid, in whole or in part, without premium or penalty, except that (a) prepayments and certain refinancings of the Senior Term Facility prior to August 4, 2015 will be subject to a prepayment premium of 1.0% of the principal amount prepaid and (b) lenders will be compensated for redeployment costs, if any. Subject to certain exceptions and provisions for the ratable sharing with indebtedness secured on a pari passu basis with the Senior Term Facility, the Senior Term Facility will be subject to mandatory prepayment in an amount equal to:

•	100% of the net proceeds (other than those that are used to purchase certain assets within a specified time period) of certain asset sales and certain insurance recovery events;

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•
100% of the net proceeds of the issuance or incurrence of indebtedness (other than indebtedness permitted to be incurred under the Senior Term Facility unless specifically incurred to refinance a portion of the Senior Term Facility); and

•
50% of annual excess cash flow for any fiscal year (beginning with the fiscal year ending December 27, 2015), such percentage to decrease to 25% on the attainment of a secured leverage ratio of 1.25:1.00 and to 0% on the attainment of a secured leverage ratio of 0.75:1.00. In addition the Company will not be required to make an excess cash flow prepayment if such payment would result in available liquidity being less than $75.0 million.

Tribune Publishing Company is the borrower under the Senior Term Facility. Each of Tribune Publishing Company’s wholly-owned domestic subsidiaries, subject to certain exceptions (collectively, the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. All obligations of Tribune Publishing Company and each Subsidiary Guarantor under the Senior Term Facility are secured by the following: (a) a perfected security interest in substantially all present and after-acquired property consisting of accounts receivable, inventory and other property constituting the borrowing base (the “ABL Priority Collateral”), which security interest will be junior to the security interest in the foregoing assets securing the Senior ABL Facility (defined below); and (b) a perfected security interest in substantially all other assets of Tribune Publishing Company and the Subsidiary Guarantors (other than the ABL Priority Collateral and with certain other exceptions) (the “Term Loan Priority Collateral” and, together with the ABL Priority Collateral, the “Collateral”), which security interest will be senior to the security interest in the foregoing assets securing the Senior ABL Facility.
The interest rates applicable to the Term Loans will be based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) the greater of (x) an adjusted London inter-bank offered rate (adjusted for reserve requirements) and (y) 1.00%, plus a borrowing margin of 4.75%, or (ii) an alternate base rate, plus a borrowing margin of 3.75%. Customary fees will be payable in respect of the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing Company and its restricted subsidiaries, as described in the Term Loan Credit Agreement, to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; create restrictions on the ability of Tribune Publishing Company’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to Tribune Publishing Company or make other intercompany transfers; create negative pledges; create liens; transfer or sell assets; merge or consolidate; enter into sale leasebacks; enter into certain transactions with the Company’s affiliates; and prepay or amend the terms of certain indebtedness. The Senior Term Facility also contains certain affirmative covenants, including financial and other reporting requirements. The Senior Term Facility provides for customary events of default, including: non-payment of principal, interest or fees; violation of covenants; material inaccuracy of representations or warranties; specified cross payment default and cross acceleration to other material indebtedness; certain bankruptcy events; certain ERISA events; material invalidity of guarantees or security interests; asserted invalidity of intercreditor agreements; material judgments and change of control.
Senior ABL Facility
On August 4, 2014, Tribune Publishing Company and the Subsidiary Guarantors, in their capacities as borrowers thereunder, entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility will be limited by a borrowing base calculated periodically and described below. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits Tribune Publishing Company to increase the commitments under the Senior ABL Facility by up to $75.0 million. The “borrowing base” is defined in the ABL Credit Agreement as, at any time, the sum of (i) 85% of eligible accounts receivable (with such percentage reduced under certain circumstances), plus (ii) the lesser of (x) 10% of aggregate commitments and (y) 70% of the lower of cost and market value (determined based on the RISI index) of eligible inventory, plus (iii) qualified cash, minus (iv) availability reserves, which may include such availability reserves as the ABL Administrative Agent, in its permitted discretion, deems appropriate at such time. As of September 28, 2014, $19.3 million of the Senior ABL Facility availability supported an outstanding undrawn letter of credit in the same amount.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Until the date that is one day before the maturity date of the Senior ABL Facility, at the option of the applicable borrower, the interest rates applicable to the loans under the Senior ABL Facility will be based on either (i) an adjusted London inter-bank offered rate (adjusted for reserve requirements), plus a borrowing margin of 1.50% or (ii) an alternate base rate, plus a borrowing margin of 0.50%. Customary fees will be payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. The Senior ABL Facility contains a number of covenants that, among other things, limit or restrict the ability of Tribune Publishing Company and its restricted subsidiaries as described in the ABL Credit Agreement to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; create restrictions on the ability of the Company’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to Tribune Publishing Company or make other intercompany transfers; create negative pledges; enter into certain transactions with the Company’s affiliates; and prepay or amend the terms of certain indebtedness. In addition, if Tribune Publishing Company’s availability (as defined in the ABL Credit Agreement) under the Senior ABL Facility falls below the greater of $14.0 million and 10% of the lesser of the aggregate revolving commitments and the borrowing base, Tribune Publishing Company will be required to maintain a fixed charge coverage ratio of at least 1.0:1.0, as defined in the Senior ABL Facility. The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. The Senior ABL Facility also provides for customary events of default, including: non-payment of principal; interest or fees; violation of covenants; material inaccuracy of representations or warranties; specified cross default and cross acceleration to other material indebtedness; certain bankruptcy events; certain ERISA events; material invalidity of guarantees or security interest; asserted invalidity of intercreditor agreements; material judgments and change of control.
Letter of Credit Agreement
On August 4, 2014, Tribune Publishing Company and JPMorgan Chase Bank, N.A., as letter of credit issuer (the “L/C Issuer”) entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of standby letters of credit of up to a maximum aggregate principal face of $30.0 million. The Letter of Credit Agreement permits Tribune Publishing Company, at the sole discretion of L/C Issuer, to request to increase the amount available to be issued under the Letter of Credit Agreement up to an aggregate maximum face amount of $50.0 million. The Letter of Credit Agreement is scheduled to terminate on August 4, 2019, provided that the L/C Issuer may, in its sole discretion, extend the scheduled termination date. Tribune Publishing Company’s obligations under the Letter of Credit Agreement are secured in favor of the L/C Issuer by a first priority security interest in a specified cash collateral account. Customary fees will be payable in respect of the Letter of Credit Agreement. The Letter of Credit Agreement contains certain affirmative covenants, including financial and other reporting requirements. The Letter of Credit Agreement also provides for customary events of default, including: non-payment; violation of covenants; material inaccuracy of representations and warranties; specified cross-default to other material indebtedness; certain bankruptcy events; material invalidity of credit documents and failure to satisfy the minimum collateral condition. As of September 28, 2014, a $27.5 million undrawn letter of credit was outstanding against the Letter of Credit Agreement. This Letter of Credit Agreement was collateralized with $27.5 million of cash held in a specified cash collateral account. The specified cash account is required to remain as long as the undrawn letter of credit remains outstanding and is recorded in other long-term assets in the consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company's long-term debt maturities are as follows:

2014	$—
2015	17,500
2016	17,500
2017	17,500
2018	17,500
2019	17,500
Thereafter	262,500
$350,000
NOTE 11: INCOME TAXES
Subchapter S Corporation Election and Subsequent Conversion to C Corporation—On March 13, 2008, TCO filed an election to be treated as a subchapter S corporation under the Internal Revenue Code, with the election effective as of the beginning of TCO’s 2008 fiscal year. TCO also elected to treat nearly all of its subsidiaries, including nearly all of the subsidiaries through which Tribune Publishing operates, as qualified subchapter S subsidiaries. Subject to certain limitations (such as built-in-gains tax applicable for ten years to gains accrued prior to the election), TCO and Tribune Publishing were not subject to federal income tax. Although most states in which TCO and Tribune Publishing operate recognize S corporation status, some impose tax at a reduced rate. Certain Tribune Publishing non-qualified subchapter S subsidiaries were subject to federal and state income taxes as C corporations.
On the Effective Date, TCO emerged from bankruptcy and issued shares of common stock to non-qualifying S corporation shareholders as more fully described in Note 2. As a result, TCO’s S corporation election was terminated and TCO, including Tribune Publishing, became taxable as a C corporation. As a C corporation, Reorganized Tribune Publishing is subject to income taxes at a higher effective tax rate beginning in the first quarter of 2013. The effect of this conversion was recorded in connection with Reorganized Tribune Publishing’s adoption of fresh-start reporting as described in Note 2. Accordingly, Tribune Publishing’s deferred income tax assets and liabilities were reinstated at a higher effective tax rate as of the Effective Date.
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
Other—Tribune Publishing filed an election effective December 30, 2013 to be taxed as a C corporation. Accordingly, Tribune Publishing has computed income taxes as a separate return filing group. For the nine months ended September 29, 2013, Tribune Publishing’s operations were included in TCO’s federal and state C corporation income tax returns and income taxes payable were settled through the parent investment component of equity. For the purposes of these consolidated and combined financial statements, Tribune Publishing has computed its income taxes for the nine months ended September 29, 2013 as if it were filing separate returns.
For the three and nine months ended September 28, 2014, Tribune Publishing recorded income tax expense of $0.5 million and $20.1 million, respectively. The effective tax rate on pretax income was 147.6% and 42.8% in the three and nine months ended September 28, 2014, respectively. For the three months ended September 28, 2014, the rate differs from the

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

U.S. federal statutory rate of 35% primarily due to the cumulative effect of a change in the estimated annual effective tax rate for the six months ended June 29, 2014 of 42.1% to an estimated annual effective tax rate for the nine months ended September 28, 2014 of 42.8%. This rate increase resulted in a $0.3 million increase in tax expense. For the nine months ended September 28, 2014, this rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible expenses, certain transaction costs not fully deductible for tax purposes and the domestic production activities deduction. For the three and nine months ended September 29, 2013, Tribune Publishing recorded income tax expense of $8.5 million and $41.3 million, respectively. The effective tax rate on pretax income was 31.8% and 40.2% in the three and nine months ended September 29, 2013. This rate differs from the U.S. federal statutory rate of 35% due primarily to state income taxes, net of federal benefit, nondeductible expenses, certain transaction costs not fully deductible for tax purposes and the domestic production activities deduction.
NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFITS
Multiemployer Pension Plans—Tribune Publishing contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. See Note 4 for the description of costs and credits related to TCO-sponsored pension plans.
Postretirement Benefits Other Than Pensions—Prior to the Distribution Date, retirement benefits are provided to eligible employees of Tribune Publishing through defined benefit pension plans sponsored by TCO. Subsequent to the Distribution Date, Tribune Publishing provides postretirement health care and life insurance benefits to Tribune Publishing employees. There is some variation in the provisions of these plans, including different provisions for lifetime maximums, prescription drug coverage and certain other benefits. The components of net periodic benefit cost for Tribune Publishing were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Service cost	$99	$103	$275	$325
Interest cost	461	386	1,277	1,160
Amortization of gain	(8)	—	(22)	—
Net periodic benefit cost	$552	$489	$1,530	$1,485
Expected Future Benefit Payments—For 2014 Tribune Publishing expects to contribute $5.0 million to its other postretirement plans.
NOTE 13: STOCK-BASED COMPENSATION
On April 1, 2014, TCO's compensation committee, acting for TCO as Tribune Publishing's sole shareholder, approved the Tribune Publishing Company 2014 Omnibus Incentive Plan (“Tribune Publishing Equity Plan”), for the purpose of granting stock awards to directors, officers, and employees of Tribune Publishing. Stock awarded pursuant to the Tribune Publishing Equity Plan is limited to ten percent of Tribune Publishing common stock.
The Tribune Publishing Equity Plan provides for the granting of stock options, stock appreciation rights, restricted stock units (“RSU”), performance share units (“PSU”), restricted and unrestricted stock awards, dividend equivalents and cash awards. Pursuant to ASC Topic 718, “Compensation-Stock Compensation,” Tribune Publishing measures stock-based compensation costs on the grant date based on the estimated fair value of the award and recognizes compensation costs on a straight-line basis over the requisite service period for the entire award. The Tribune Publishing Equity Plan allows employees to surrender to Tribune Publishing shares of vested common stock upon vesting of their stock awards or at the time they exercise their stock options in lieu of their payment of the required withholdings for employee taxes. Tribune Publishing does not withhold taxes in excess of minimum required statutory requirements. Under the Tribune Publishing Equity Plan, the exercise price of a stock option award cannot be less than the market price of Tribune Publishing common stock at the time the stock option award is granted and the maximum contractual term cannot exceed 10 years.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In the period since the Distribution Date through September 28, 2014, 362,388 options and 556,379 RSUs were issued under the Tribune Publishing Equity Plan.
Prior to the Distribution Date, the Company's employees were eligible to participate in TCO's 2013 Equity Incentive Plan (“TCO Equity Incentive Plan”). The TCO Equity Incentive Plan provided for the granting of non-qualified stock options (“NSO”), RSUs, PSUs and restricted and unrestricted stock awards. Effective with the Distribution Date, 90,752 TCO options and 93,790 TCO RSUs were converted to 363,872 Tribune Publishing options and 375,780 Tribune Publishing RSUs, respectively. These awards were modified under the mandatory anti-dilution provision of the grants and no incremental cost was recorded.
Prior to the Distribution Date, stock-based compensation expense for participants in the TCO Equity Incentive Plan who are solely dedicated to Tribune Publishing has been included within selling, general and administrative expense within these consolidated and combined financial statements. Stock-based compensation expense for participants in the TCO Equity Incentive Plan who provide services to but are not solely dedicated to Tribune Publishing have been allocated to Tribune Publishing through the corporate management fee and technology service center support costs, as described in Note 4. In the three and nine months ended September 28, 2014, the Company was allocated $0.8 million and $4.9 million, respectively, of stock-based compensation expense through the corporate management fee and technology service center support costs. Stock-based compensation allocated to the Company was $0.8 million and $1.3 million in the three and nine months ended September 29, 2013, respectively.
Stock-based compensation expense under both plans consolidated and combined related to Tribune Publishing’s employees during the three and nine months ended September 28, 2014 totaled $0.9 million and $2.2 million, respectively. Stock-based compensation expense related to Tribune Publishing's employees totaled $0.3 million and $1.1 million for the three and nine months ended September 29, 2013, respectively.
As of September 28, 2014, Tribune Publishing had not yet recognized compensation cost related to options of $3.2 million on nonvested options with a weighted average remaining recognition period of 3.0 years. Additionally, as of September 28, 2014, Tribune Publishing had not yet recognized compensation cost related to RSUs of $13.9 million on nonvested awards with a weighted average remaining recognition period of 2.96 years.
NOTE 14: EARNINGS PER SHARE
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three and nine months ended September 28, 2014 and September 29, 2013, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Income (loss) - Numerator:
Net income available to Tribune Publishing stockholders plus assumed conversions	$(156)	$18,284	$26,819	$61,403

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	25,430	25,424	25,426	25,424
Dilutive effect of employee stock options and RSUs	—	—	39	—
Adjusted weighted average shares outstanding	25,430	25,424	25,465	25,424

Net income per common share:
Basic	$(0.01)	$0.72	$1.05	$2.42
Diluted	$(0.01)	$0.72	$1.05	$2.42
Potential dilutive common shares were anti-dilutive as a result of the Company’s net loss for the three months ended September 28, 2014. As a result, basic weighted average shares were used in the calculations of basic net earnings per share and diluted earnings per share.
In calculating diluted EPS for the nine months ended September 28, 2014, the Company excluded common stock options for 311,199 shares and 514,090 RSUs because to include them would be anti-dilutive.
On August 4, 2014, approximately 25.4 million shares of the Company's common stock were distributed to TCO and TCO stockholders and warrantholders who held shares as of the record date of July 28, 2014. This share amount is being utilized for the calculation of both basic and diluted earnings per common share for all periods prior to the Distribution Date.
NOTE 15: SUBSEQUENT EVENTS
Dividends
On November 4, 2014, the Company declared a dividend of $0.175 cents per share on common stock outstanding, to be paid on December 10, 2014, to shareholders of record on November 19, 2014.
Acquisitions
On October 31, 2014, the Company executed an agreement to acquire six daily and 32 weekly suburban news and information brands from Wrapports, LLC for total purchase price of $23.5 million, net of certain working capital and other closing adjustments. The acquired publications - which include the Aurora Beacon-News, The Elgin Courier-News, the Lake County News-Sun, The Naperville Sun, the Post-Tribune in Northwest Indiana, The SouthtownStar and the 32 Pioneer Press weekly newspapers - will become part of the diversified portfolio of the Chicago Tribune Media Group (CTMG), which operates the Chicago Tribune, RedEye, Chicago magazine, Hoy and other Chicago-based media brands.
In addition to the six daily publications that will become part of Chicago Tribune Media Group, the 32 Pioneer Press weeklies include: Barrington Courier Review; Buffalo Grove Countryside; Deerfield Review; The Doings Clarendon Hills Edition; The Doings Hinsdale Edition; The Doings La Grange Edition; The Doings Oak Brook Edition; The Doings Weekly Edition; The Doings Western Springs Edition; Elmwood Park Elm Leaves; Evanston Review; River Forest Forest Leaves; Franklin Park Herald-Journal; Glencoe News; Glenview Announcements; Highland Park News; Lake Forester; Lake Zurich Courier; Libertyville Review; Lincolnshire Review; Lincolnwood Review; Morton Grove Champion; Mundelein

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Review; Niles Herald-Spectator; Norridge-Harwood Heights News; Northbrook Star; Oak Park Oak Leaves; Park Ridge Herald-Advocate; Skokie Review; Vernon Hills Review; Wilmette Life and Winnetka Talk.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands, except share and per share amounts)
The following discussion and analysis should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Company’s Consolidated and Combined Financial Statements and related Notes filed as part of this Quarterly Report, and “Cautionary Statement Concerning Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Quarterly Report, as well as the factors described in our information statement filed as Exhibit 99.1 to the Company's registration statement on Form 10, as amended and filed with the SEC on July 21, 2014, particularly under “Risk Factors.”
We believe that the assumptions underlying the Consolidated and Combined Financial Statements included in this Quarterly Report are reasonable. However, the Consolidated and Combined Financial Statements may not necessarily reflect our results of operations, financial position and cash flows for future periods or what they would have been had Tribune Publishing been a separate, stand-alone company during the periods presented.
OVERVIEW
On July 10, 2013, Tribune Media Company, formerly Tribune Company ( “TCO”), announced its plan to spin-off essentially all of its publishing business into an independent company. The business represented the principal publishing operations of TCO and certain other entities wholly-owned by TCO, as described below, and was organized as a new company, Tribune Publishing Company (together with its subsidiaries, the “Company” or “Tribune Publishing”). The spin-off was completed August 4, 2014. See “Significant Events” below for more information.
The Company is a diversified media and marketing solutions company that delivers innovative experiences for audiences and advertisers across all platforms. The Company's diverse portfolio of iconic news and information brands includes 10 award-winning daily titles, more than 60 digital properties and more than 150 verticals in key markets. Tribune Publishing also offers an array of customized marketing solutions, and operates a number of niche products, including Hoy and El Sentinel, making Tribune Publishing the country's largest Spanish-language publisher. The daily newspapers published by Tribune Publishing are the Los Angeles Times; the Chicago Tribune; the Sun Sentinel; the Orlando Sentinel; The Baltimore Sun; The Capital; the Carroll County Times; the Hartford Courant; The Morning Call, serving Pennsylvania’s Lehigh Valley; and the Daily Press, serving the Virginia Peninsula. Tribune Publishing’s operations also include Blue Lynx Media, LLC (“BLM”) which operates a shared service center for the benefit of the Company; a 50% equity interest in CIPS Marketing Group, Inc. (“CIPS”); and a 33% equity interest in Homefinder.com, LLC (“Homefinder”). In May 2014, Tribune Publishing acquired the outstanding 50% interest in McClatchy/Tribune Information Services (“MCT”). In August 2014, the Company acquired a 20% equity interest in Contend, LLC, a content creation company.
On March 5, 2014, Tribune Publishing’s subsidiary, The Baltimore Sun Company, LLC, acquired the Baltimore City Paper and its related publications. On April 4, 2014, Tribune Publishing’s subsidiary, the Hartford Courant Company, LLC, acquired Reminder Media and its related publications in eastern and northern Connecticut. On May 1, 2014, The Baltimore Sun Company, LLC acquired The Capital and the Carroll County Times and their related publications.
In the nine months ended September 28, 2014, 55.7% of Tribune Publishing operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and on interactive websites and from the sale of advertising supplements inserted into the newspapers. Approximately 25.9% of operating revenues for the nine months ended September 28, 2014 were generated from the sale of newspapers to individual subscribers or to sales outlets, which re-sell the newspapers. The remaining 18.4% of operating revenues for the nine months ended September 28, 2014 were generated from direct mail services, the provision of commercial printing and delivery services to other newspapers, the distribution of syndicated content, direct mail advertising and other related activities.
Advertising revenue includes newspaper print advertising and digital advertising. Newspaper print advertising is typically in the form of display or preprint advertising whereas digital advertising can be in the form of display, banner ads, coupon ads, video, search advertising and linear ads placed on Tribune Publishing and affiliated websites. Advertising revenues are comprised of three basic categories: retail, national and classified. Changes in advertising revenues are heavily correlated with changes in the level of economic activity in the United States. Changes in gross domestic product, consumer spending levels, auto sales, housing sales, unemployment rates, job creation, circulation levels and rates all impact demand for advertising in Tribune Publishing’s newspapers and websites. Tribune Publishing’s advertising revenues are subject to changes in these factors both on a national level and on a local level in its markets. Circulation revenue results from the sale of print and digital editions of newspapers to individual subscribers and the sale of print editions of newspapers to sales outlets, which re-sell the newspapers. Other revenues are derived from direct mail services, commercial printing and delivery services provided to other newspapers, direct mail advertising and other related activities. Significant operating expense categories include compensation, newsprint and ink, circulation distribution, depreciation and amortization, allocations of corporate costs and other operating expenses. Compensation expense is affected by many factors, including the number of full-time equivalent employees, changes in the design and costs of various employee benefit plans, the level of pay increases and actions to reduce staffing levels. Circulation distribution expenses primarily included delivery and inserting fees paid to third party contractors and postage costs for Tribune Publishing’s total market coverage products. Circulation distribution expenses can vary from year to year due to changes in volume levels, the fees negotiated with third party contractors and postage rates. Newsprint and ink are commodities and pricing can vary significantly from year to year. Allocated corporate costs included charges from Tribune for certain corporate, service center and technology support services, as well as insurance, occupancy and other costs. Other expenses are principally for sales and marketing activities, occupancy costs, amounts paid to third parties for temporary labor, outside printing and production costs and other general and administrative expenses.
Tribune Publishing uses operating revenues, income from operations and Adjusted EBITDA as ways to measure financial performance. In addition, Tribune Publishing uses average net paid circulation for its newspapers, together with other factors, to measure its market share and performance. Net paid circulation includes both individually paid copy sales (home delivery, single copy and digital copy sales) and other paid copy sales (education, sponsored and hotel copy sales).
Tribune Publishing’s results of operations, when examined on a quarterly basis, reflect the seasonality of Tribune Publishing’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter reflect spring advertising revenues, while the fourth quarter includes advertising revenues related to the holiday season.
The following table sets forth the Company’s major publishing assets as of September 28, 2014:

				Circulation (000s)[1]		Digital (millions) [2]
	Market	First published	DMA rank(3)	Daily	Sunday	Unique visitors	Page views

	Los Angeles, CA	1882	2	691	966	39	186

	Chicago, IL	1847	3	456	769	16	109

	South Florida	1910	16	147	203	4	37

	Orlando, FL	1876	18	149	247	5	40

	Baltimore, MD	1838	26	150	276	5	33

	Baltimore, MD	1884	26	28	33	*	*

	Baltimore, MD	1911	26	19	22	*	*

	Hartford, CT	1764	30	124	179	2	28

	Newport News, VA	1896	42	50	86	1	6

(4)	Allentown, PA	1895	55	68	111	2	14
* Less than one million.

Note: Circulation and digital traffic statistics may include minimal duplication among the media properties
1 Alliance for Audited Media; Includes print and digital circulation; Total circulation is average for twelve months ended September 30, 2014; DMA net combined audience except for Sun Sentinel which is NDM net combined audience
2 Average over the nine months ended September 28, 2014. Digital audience is based on Tribune Publishing’s internal metrics.
3 Nielsen estimates as of September 2014
4 The Morning Call focuses on the Lehigh Valley region within the Philadelphia DMA (#4)
SIGNIFICANT EVENTS
Spin-Off Transaction
On August 4, 2014, TCO completed the spin-off of its principal publishing operations into an independent company, Tribune Publishing, by distributing 98.5% of the outstanding shares of Tribune Publishing common stock to holders of TCO common stock and warrants. In the distribution, each holder of TCO Class A common stock, Class B common stock and warrants received 0.25 of a share of Tribune Publishing common stock for each share of TCO common stock or TCO warrant held as of the record date of July 28, 2014. Based on the number of shares of TCO common stock and TCO warrants outstanding as of 5:00 P.M. Eastern time on July 28, 2014 and the distribution ratio, 25,042,263 shares of Tribune Publishing common stock were distributed to the TCO stockholders and holders of TCO warrants and TCO retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of outstanding common stock of Tribune Publishing. Subsequent to the distribution, Tribune Publishing became a separate publicly-traded company with its own board of directors and senior management team. Shares of Tribune Publishing common stock are listed on the New York Stock Exchange under the symbol “TPUB”. In connection with the spin-off, Tribune Publishing paid a $275.0 million cash dividend to TCO from a portion of the proceeds of a senior secured credit facility entered into by Tribune Publishing.
In connection with the separation and distribution, TCO entered into a transition services agreement (the “TSA”) and certain other agreements with Tribune Publishing that will govern the relationships between Tribune Publishing and TCO following the separation and distribution. Pursuant to the TSA, TCO will provide Tribune Publishing with certain specified services on a transitional basis, including support in areas such as human resources, risk management, treasury, technology, legal, real estate, procurement and advertising and marketing in a single market. In addition, the TSA outlines the services that Tribune Publishing will provide TCO on a transitional basis, including in areas such as human resources, technology, legal, procurement, accounting, digital advertising operations, and advertising, marketing, event management and fleet maintenance in a single market, and other areas where TCO may need assistance and support following the separation and di stribution. The charges for the transition services generally allow the providing company to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the services, plus, in some cases, the allocated direct costs of providing the services, generally without profit.
For further information regarding the separation and distribution and the business conducted by Tribune Publishing prior to the spin-off, see the information statement filed as Exhibit 99.1 to the Company's registration statement on Form 10, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 21, 2014 and declared effective by the SEC on July 21, 2014. The registration statement is available through the SEC website.
TCO has received a private letter ruling (“PLR”) from the Internal Revenue Service (“IRS”) which provides that the distribution of Tribune Publishing stock and certain related transactions will qualify as tax-free to TCO, Tribune Publishing and TCO's stockholders and warrantholders for U.S. federal income tax purposes. Although a PLR from the IRS generally is binding on the IRS, the PLR does not rule that the distribution satisfies every requirement for a tax-free distribution, and the parties will rely solely on the opinion of the TCO's special tax counsel that such additional requirements have been satisfied.
Chapter 11 Reorganization
On December 8, 2008 (the “Petition Date”), TCO and 110 of its direct and indirect wholly-owned subsidiaries (each a “Debtor” and, collectively, the “Debtors”), filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under Chapter 11 (“Chapter 11”) of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption “In re: Tribune Company, et al.,” Case No. 08-13141. Certain of the legal entities included in the consolidated and combined financial statements of Tribune Publishing were Debtors or, as a result of the restructuring transactions described below, are successor legal entities to legal entities that were Debtors (collectively, the “Tribune Publishing Debtors”). See “Separation from Tribune Media Company” and “Basis of Presentation” in Note 1 of the consolidated and combined financial statements included elsewhere in this report. References to the Debtors herein include the Tribune Publishing Debtors unless otherwise indicated. Other legal entities included in the consolidated and combined financial statements of Tribune Publishing did not file petitions for relief under Chapter 11 as of or subsequent to the Petition Date, and were, therefore, not Debtors, and are not successors to legal entities that were Debtors (each a “Non-Debtor Subsidiary” and, collectively, the “Non-Debtor Subsidiaries”) as of December 31, 2012. For all periods presented herein, the Non-Debtor Subsidiaries included in the consolidated and combined financial statements of Tribune Publishing are Tribune Interactive, LLC (as the successor legal entity to Tribune Interactive, Inc.); Riverwalk Center I Joint Venture; Tribune Hong Kong Limited, a foreign subsidiary; BLM; and Local Pro Plus Realty, LLC, a legal entity established subsequent to the Petition Date.
A joint plan of reorganization for the Debtors (the “Plan”), including the Tribune Publishing Debtors, became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). Where appropriate, Tribune Publishing and its business operations as conducted on or after December 31, 2012 are herein referred to as “Reorganized Tribune Publishing,” “Reorganized Tribune Publishing Debtors”, “Successor Tribune Publishing” or “Successor”. TCO and its business operations conducted on or after December 31, 2012 are herein referred to as “Reorganized Tribune Media” and such references include Reorganized Tribune Publishing and Reorganized Tribune Publishing Debtors unless otherwise indicated. Where appropriate, Tribune Publishing and its business operations as conducted on or prior to December 30, 2012 are herein referred to as “Predecessor Tribune Publishing” or “Predecessor”.
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
For details of the proceedings under Chapter 11 and the terms of the Plan, see Note 2 of the consolidated and combined financial statements included elsewhere in this report.

Fresh-Start Reporting
Reorganized Tribune Media adopted fresh-start reporting on the Effective Date in accordance with ASC Topic 852, “Reorganizations.” Reorganized Tribune Publishing also adopted fresh-start reporting on the Effective Date. The consolidated and combined financial statements of Tribune Publishing as of and for all periods presented prior to the Effective Date have not been adjusted to reflect any changes in TCO’s capital structure as a result of the Plan nor have they been adjusted to reflect any changes in the fair value of assets and liabilities as a result of the adoption of fresh-start reporting. Such adjustments were applied to Tribune Publishing’s consolidated and combined financial statements as of the Effective Date and were reflected in Tribune Publishing’s consolidated and combined financial statements during the first quarter of 2013. Accordingly, Tribune Publishing’s financial statements for periods subsequent to the Effective Date will not be comparable to prior periods as such prior periods do not give effect to the Plan or the related application of fresh-start reporting.
ASC Topic 852 requires, among other things, a determination of the reorganization value for Reorganized Tribune Media and allocation of such reorganization value to the fair value of Reorganized Tribune Media’s tangible assets, finite-lived intangible assets and indefinite-lived intangible assets in accordance with the provisions of ASC Topic 805, “Business Combinations,” as of the Effective Date. In accordance with the provisions of ASC Topic 805, the reorganization value of Reorganized Tribune Media was allocated, in part, to the fair value of Reorganized Tribune Publishing’s tangible assets, finite-lived intangible assets, and indefinite-lived intangible assets as of the Effective Date. The reorganization value for Reorganized Tribune Media represents the amount of resources available, or that become available, for the satisfaction of postpetition liabilities and allowed prepetition claims, as negotiated between the Debtors and their creditors. This value is viewed as the fair value of Reorganized Tribune Media before considering liabilities and is intended to approximate the amount a willing buyer would pay for the assets of Reorganized Tribune Media immediately after emergence from bankruptcy. The “Fresh-Start Consolidated and Combined Balance Sheet” included in the information statement filed as Exhibit 99.1 to the Company's registration statement on Form 10, as amended and filed with the SEC on July 21, 2014, summarizes the Predecessor’s December 30, 2012 consolidated and combined balance sheet, the reorganization and fresh-start reporting adjustments that were made to the balance sheet as of December 31, 2012, and the resulting Successor’s consolidated and combined balance sheet as of December 31, 2012.
In accordance with ASC Topic 852, the Predecessor’s consolidated and combined statement of comprehensive income for December 31, 2012 includes only (i) reorganization adjustments which resulted in a net gain of $2.862 billion before taxes ($2.894 billion after taxes) and (ii) fresh-start reporting adjustments which resulted in a net loss of $107.5 million before taxes ($52.1 million after taxes). The Predecessor’s consolidated and combined statements of income (loss) and cash flows for December 31, 2012 exclude the results of operations and cash flows arising from the Predecessor’s business operations on December 31, 2012. Because the Predecessor’s December 31, 2012 results of operations and cash flows were not material, Reorganized Tribune Publishing has elected to report them as part of Reorganized Tribune Publishing’s consolidated and combined statements of income (loss) and consolidated and combined statements of cash flows for the first quarter of 2013.
See Note 2 to the consolidated and combined financial statements included elsewhere in this report for additional information regarding these other reorganization items.
Subchapter S Corporation Election and Subsequent Conversion to C Corporation
On March 13, 2008, TCO filed an election to be treated as a subchapter S corporation under the Internal Revenue Code (“IRC”), with the election effective as of the beginning of TCO’s 2008 fiscal year. TCO also elected to treat nearly all of its subsidiaries, including the subsidiaries through which Tribune Publishing operates, as qualified subchapter S subsidiaries. Subject to certain limitations (such as built-in-gains tax applicable for ten years to gains accrued prior to the election), TCO and Tribune Publishing were not subject to federal income tax. Although most states in which TCO and Tribune Publishing operate recognize S corporation status, some impose tax at a reduced rate. Certain Tribune Publishing non-qualified subchapter S subsidiaries were subject to federal and state income taxes as C corporations. On December 31, 2012, TCO emerged from bankruptcy and issued shares of common stock to non-qualifying S corporation shareholders. As a result, the TCO S corporation election was terminated and TCO became taxable as a C corporation beginning on December 31, 2012. As a C corporation, Reorganized Tribune Media is subject to income taxes at a higher effective tax rate. Tribune Publishing’s operations through December 29, 2013 are included in TCO’s federal and state C corporation income tax returns. Effective December 30, 2013, Tribune Publishing filed an election to be taxed as a separate return filing group.

Transfer of Real Estate Assets to Tribune Real Estate Holding Companies
TCO consummated an internal restructuring, pursuant to and in accordance with the terms of the Plan. These restructuring transactions included, among other things, establishing a number of real estate holding companies. On December 21, 2012, the majority of the land and buildings owned by Tribune Publishing were transferred to TCO’s newly established real estate holding companies.
In 2013, Tribune Publishing entered into related party lease agreements with the real estate holding companies to lease back certain land and buildings that were transferred. Although the properties subject to related party leases were legally transferred to the holding companies, Tribune Publishing determined that pursuant to the terms of the leases, it maintained forms of continuing involvement with the properties, which, pursuant to ASC Topic 840, “Leases,” precluded Tribune Publishing from derecognizing those properties from its consolidated and combined financial statements. As a result, Tribune Publishing continued to account for and depreciate the carrying values of the transferred properties subject to related party leases. Rent payments under the related party leases were accounted for as dividends to TCO.
On December 1, 2013, Tribune Publishing modified the related party leases to eliminate certain protections provided to the landlord in the event of default by the tenant, including the right to collect rent and other balances owed by tenant under the leases utilizing insurance proceeds received by the landlord in the event of damage and otherwise payable to the tenant, as well as the right to collect rent directly from subtenants to the extent all or a portion of the premise is sublet. Pursuant to ASC Topic 840, these provisions had precluded Tribune Publishing from derecognizing those properties from its consolidated and combined financial statements. As a result of these modifications, Tribune Publishing determined that it no longer had forms of continuing involvement with the transferred properties and derecognized such properties from its consolidated and combined financial statements by recording a $337.6 million reduction to net property, plant and equipment and a corresponding reduction to the parent company investment component of equity (deficit) in its consolidated and combined balance sheet. Tribune Publishing has accounted for these related party leases as operating leases beginning on December 1, 2013.
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
Impact of Distribution from Tribune on Tribune Publishing Financial Statements
Tribune Publishing may incur additional costs associated with being an independent company and for newly established or expanded corporate functions, which include finance, human resources, information technology, facilities, and legal for which Tribune Publishing received expense allocations from TCO prior to the spin-off. These allocations are included in operating expenses and totaled $15.9 million and $90.5 million for the three and nine months ended September 28, 2014, respectively, and $41.8 million and $107.2 million for the three and nine months ended September 29, 2013, respectively.
See Note 4 to the consolidated and combined financial statements for further details related to corporate allocations from TCO. Management considers the expense allocation methodology and results to be reasonable for all periods presented; however, Tribune Publishing’s financial statements do not necessarily include all of the expenses that would have been incurred had Tribune Publishing been a separate, stand-alone entity and may not necessarily reflect Tribune Publishing’s results of operations, financial position and cash flows had Tribune Publishing been a stand-alone company during the periods presented. Tribune Publishing believes that cash flow from operations, together with its access to capital markets, will be sufficient to fund the anticipated increases in corporate expenses.
Prior to the Distribution Date, an affiliate of TCO was a party to an affiliation agreement with CareerBuilder whereby Tribune Publishing’s newspapers earned advertising revenues and paid affiliate fees. Pursuant to the terms of the limited liability company agreement with CareerBuilder, if TCO (together with its affiliates) were to cease to own at least a 30% voting and economic interest in Tribune Publishing’s newspapers, CareerBuilder could terminate the affiliation agreement. However, if TCO (together with its affiliates) directly or indirectly retains at least a 1% voting and economic interest in Tribune Publishing’s newspapers, TCO could elect to enter into a modified affiliation agreement that would apply to Tribune Publishing’s newspapers for up to five years. TCO retained a 1.5% interest in Tribune Publishing for the purpose of enabling Tribune Publishing to retain the benefits of the modified affiliation agreement. Effective September 1, 2014, the Company and CareerBuilder entered into a new one-year agreement with four annual renewal options.
Each of Tribune Publishing’s eight major market newspapers was also party to an affiliation agreement with Classified Ventures pursuant to which its newspapers earned advertising revenues and paid affiliate fees. The affiliation agreements were subject to annual renewal. In connection with the sale of Classified Ventures, effective October 1, 2014, the Company entered into a new five-year agreement with Classified Ventures with respect to each of its eight major market newspapers.
Tribune Publishing records revenue related to the CareerBuilder and Classified Ventures affiliation agreements for classified advertising products placed on affiliated digital platforms. For Classified Ventures, such amounts totaled $18.7 million and $56.3 million for the three and nine months ended September 28, 2014, respectively, and $16.5 million and $50.8 million for the three and nine months ended September 29, 2013, respectively. For CareerBuilder, such amounts totaled $9.4 million and $29.2 million for the three and nine months ended September 28, 2014, respectively, and $10.5 million and $33.3 million for the three and nine months ended September 29, 2013, respectively. These revenues are recorded within advertising revenues in Tribune Publishing’s consolidated and combined statements of income (loss).
Tribune Publishing also pays fees to CareerBuilder and Classified Ventures under the affiliation agreements related to selling classified advertising products. For Classified Ventures, such amounts totaled $7.1 million and $20.6 million for the three and nine months ended September 28, 2014, respectively, and $6.2 million and $17.0 million for the three and nine months ended September 29, 2013, respectively. For CareerBuilder, such amounts totaled $1.5 million and $4.7 million for the three and nine months ended September 28, 2014, respectively, and $1.2 million and $3.6 million for the three and nine months ended September 29, 2013, respectively. These affiliate fees are recorded as cost of sales in Tribune Publishing’s consolidated and combined statements of income (loss).
On April 1, 2014, Classified Ventures completed the sale of its Apartments.com business. The sale of Apartments.com will impact Tribune Publishing’s future revenue from and affiliate fees paid to from Classified Ventures. For the nine months ended September 28, 2014, Tribune Publishing recorded revenue related to Apartments.com of $1.6 million and for the three and nine months ended September 29, 2013, Tribune Publishing recorded $0.9 million and $4.1 million, respectively, in revenue related to Apartments.com. For the each of the nine months ended September 28, 2014 and September 29, 2013, Tribune Publishing recorded fees related to Apartments.com of $0.2 million in Apartment.com fees. No material fees to Apartments.com were recorded in each of the three months ended September 28, 2014 or September 29, 2013.
Employee Reductions
Tribune Publishing identified reductions in its staffing levels in the nine months ended September 28, 2014 and September 29, 2013 of 218 and 330 positions, respectively. As a result, Tribune Publishing recorded pretax charges for severance and related expenses totaling $1.9 million and $6.5 million for the nine months ended September 28, 2014 and September 29, 2013, respectively. The accrued liability for severance and related expenses was $2.7 million at September 28, 2014 and $9.3 million at December 29, 2013.
On November 20, 2013, TCO announced that it would be undertaking certain actions to realign the non-editorial functions across Tribune Publishing to increase the efficiency and effectiveness of its operations. In the fourth quarter of 2013, Tribune Publishing recorded pretax charges for severance and related expenses totaling $9 million for identified reductions in staffing levels of approximately 400 positions, which were due in part to these actions as well as other cost reduction initiatives.
Reorganization Items, Net
ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Accordingly, revenues, expenses, realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported in reorganization items, net in the Successor’s and Predecessor’s consolidated and combined statements of income (loss) included herein. Reorganization costs generally include provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts.

Reorganization items, net included in Tribune Publishing’s audited and unaudited interim consolidated and combined statements of income (loss) consisted of the following (in thousands):

	Successor				Predecessor
	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	December 31, 2012
Reorganization costs, net:
Contract rejections and claim settlements	$(205)	$187	$(212)	$310	$—
Other, net	—	(23)	(2)	(349)	—
Total reorganization costs, net	(205)	164	(214)	(39)	—
Reorganization adjustments, net	—	—	—	—	2,862,039
Fresh-start reporting adjustments, net	—	—	—	—	(107,486)
Total reorganization items, net	$(205)	$164	$(214)	$(39)	$2,754,553
Tribune Publishing expects to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2014 and potentially in future periods.
The Predecessor’s consolidated and combined statement of comprehensive income for December 31, 2012 included other reorganization items totaling $2.755 billion before taxes ($2.842 billion after taxes) arising from reorganization and fresh-start reporting adjustments. Reorganization adjustments, which were recorded to reflect the settlement of prepetition liabilities and changes in the Predecessor’s capital structure arising from the implementation of the Plan, resulted in a net reorganization gain of $2.862 billion before taxes ($2.894 billion after taxes). Fresh-start reporting adjustments, which were recorded as a result of the adoption of fresh-start reporting as of the Effective Date in accordance with ASC Topic 852, resulted in a net loss of $107.5 million before taxes ($52.1 million after taxes). The net gain resulted primarily from adjusting the Predecessor’s net carrying values for certain assets and liabilities to their fair values in accordance with ASC Topic 805 recording related adjustments to deferred income taxes and eliminating the Predecessor’s accumulated other comprehensive income (loss) as of the Effective Date. See Note 2 to the consolidated and combined financial statements included elsewhere in this report for additional information regarding these other reorganization items.
Results of Operations
Operating results for the three and nine months ended September 28, 2014 and September 29, 2013 are shown in the table below. References in this discussion to individual markets include daily newspapers in those markets and their related businesses (in thousands).

	Three Months Ended			Nine Months Ended
	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Operating revenues	$404,057	$423,777	(5%)	$1,250,502	$1,311,150	(5%)

Operating expenses	399,540	396,894	1%	1,200,203	1,207,515	(1%)

Income from operations	$4,517	$26,883	(83%)	$50,299	$103,635	(51%)
Overview
Three Months Ended September 28, 2014 compared to the Three Months Ended September 29, 2013
Operating revenues decreased 5%, or $19.7 million, in the three months ended September 28, 2014 due to a $23.2 million decline in advertising revenues, partially offset by an increase in circulation revenues of $1.3 million. The largest declines in operating revenues were at newspaper operations in Chicago and Los Angeles, which accounted for a $20.6 million decline.

Income from operations decreased 83%, or $22.4 million, in the three months ended September 28, 2014 due mainly to lower advertising revenues, and costs associated with the spin-off.
Nine Months Ended September 28, 2014 compared to the Nine Months Ended September 29, 2013
Operating revenues decreased 5%, or $60.6 million, in the nine months ended September 28, 2014 due to a $60.5 million decline in advertising revenues and a $4.1 million decrease in other revenues, partially offset by an increase of $4.0 million in circulation revenues. The largest declines in operating revenues were at newspaper operations in Chicago and Los Angeles, which accounted for a $52.3 million decline.
Income from operations decreased 51%, or $53.3 million, in the nine months ended September 28, 2014 due mainly to lower advertising revenues and costs associated with the spin-off.
Operating Revenues—Total operating revenues, by classification, for the three and nine months ended September 28, 2014 and September 29, 2013 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Advertising
Retail	$114,653	$126,458	(9%)	$353,889	$392,421	(10%)
National	37,652	45,428	(17%)	133,528	151,818	(12%)
Classified	68,537	72,142	(5%)	208,591	212,306	(2%)
Total advertising	220,842	244,028	(10%)	696,008	756,545	(8%)
Circulation	107,511	106,227	1%	323,828	319,859	1%
Other revenue
Commercial print and delivery	43,951	44,707	(2%)	133,792	142,530	(6%)
Direct mail and marketing	17,459	17,219	1%	52,987	55,990	(5%)
Other	14,294	11,596	23%	43,887	36,226	21%
Total other revenue	75,704	73,522	3%	230,666	234,746	(2%)
Total operating revenues	$404,057	$423,777	(5%)	$1,250,502	$1,311,150	(5%)

ROP	$103,709	$116,146	(11%)	$332,198	$369,302	(10%)
Preprints	72,653	79,867	(9%)	225,490	246,328	(8%)
Digital	44,480	48,015	(7%)	138,320	140,915	(2%)
Total advertising	$220,842	$244,028	(10%)	$696,008	$756,545	(8%)

Three Months Ended September 28, 2014 compared to the Three Months Ended September 29, 2013
Advertising Revenues—Total advertising revenues decreased 10%, or $23.2 million, in the three months ended September 28, 2014. Retail advertising fell 9%, or $11.8 million, due to declines in most categories. The categories with the largest shortfalls were department stores, electronics, specialty merchandise and furniture/home furnishings categories, which comprised $7.6 million of the quarter-over-quarter decline. Preprint revenues, which are primarily included in retail advertising, decreased 9%, or $7.2 million, due mainly to declines at Chicago and Los Angeles. These declines were partially offset by retail advertising contributed from the Baltimore acquisitions. National advertising revenues fell 17%, or $7.8 million, due to declines in most categories, most notably wireless/telecom, media, movies and package goods, which together declined by a total of $6.4 million. Classified advertising revenues decreased 5%, or $3.6 million, compared to the prior year period. The decline is primarily due to a decrease of $2.3 million related to the CareerBuilder contract amendment and a decrease of $1.6 million related to the Classified Ventures sale of Apartments.com in April 2014. These declines also result in the decrease in digital advertising revenues, which are included in the above categories, which dropped 7%, or $3.5 million, in the three months ended September 28, 2014.

Circulation Revenues—Circulation revenues were up 1%, or $1.3 million, in the three months ended September 28, 2014 due largely to an increase in Baltimore of $1.9 million from the second quarter acquisitions. This increase was partially offset by decreases in print edition sales. Total daily net paid circulation, including digital editions, averaged 1.8 million copies for the three months ended September 28, 2014, up 14% from the comparable prior year period. Total Sunday net paid circulation, including digital editions, for the three months ended September 28, 2014 averaged 2.8 million copies, up 2.3% from the comparable prior year period.
Other Revenues—Other revenues are derived from commercial printing and delivery services provided to other newspapers; distribution of syndicated content; direct mail advertising; and other publishing-related activities. Other revenues increased 3%, or $2.2 million, in the three months ended September 28, 2014 due primarily to a $3.4 million contribution from MCT News Service, a partnership in which the Company purchased the remaining 50% interest during the second quarter 2014. This increase was partially offset by decreases in commercial print and delivery revenues.
Nine Months Ended September 28, 2014 compared to the Nine Months Ended September 29, 2013
Advertising Revenues—Total advertising revenues decreased 8%, or $60.5 million, in the nine months ended September 28, 2014. Retail advertising fell 10%, or $38.5 million, due to declines in most categories. The categories with the largest declines were general merchandise, department stores, specialty merchandise, electronics, and food/drug stores categories, which comprised $24.9 million of the period-over-period decline. Preprint revenues, which are primarily included in retail advertising, decreased 8%, or $20.8 million, due mainly to declines at Chicago and Los Angeles. National advertising revenues fell 12%, or $18.3 million, due to declines in several categories, most notably movies, financial, wireless/telecom and package goods which together declined by a total of $18.5 million. Classified advertising revenues decreased 2%, or $3.7 million, primarily due to a decrease of $2.3 million related to the CareerBuilder contract amendment and a decrease of $1.6 million related to the Classified Ventures sale of Apartments.com in April 2014. These declines also result in the decrease in digital advertising revenues, which are included in the above categories, which decreased 2%, or $2.6 million in the nine months ended September 28, 2014. The declines in advertising revenues were partially offset by contributions of $4.6 million from the Baltimore acquisitions in the second quarter of 2014.
Circulation Revenues—Circulation revenues were up 1%, or $4.0 million, in the nine months ended September 28, 2014 due largely to an increase in Baltimore of $2.3 million from the second quarter acquisitions. Total daily net paid circulation, including digital editions, averaged 1.9 million copies for the nine months ended September 28, 2014, up 12% from the prior year period. Total Sunday net paid circulation, including digital editions, for the nine months ended September 28, 2014 averaged 2.9 million copies, up 2% from the comparable prior year period.
Other Revenues—Other revenues decreased 2%, or $4.1 million, in the nine months ended September 28, 2014 due primarily to declines in commercial print and delivery revenues of $8.7 million for third-party publications, including certain publications of the Sun-Times Media Group, the Wall Street Journal and the New York Times. These declines were partially offset primarily by a $5.3 million contribution from MCT News Service, a partnership in which the Company purchased the remaining 50% interest during the second quarter 2014.

Operating Costs and Expenses—Cost of sales decreased for the three and nine months ended September 28, 2014, compared to the prior year periods, primarily due to lower revenues. Selling, general and administrative expenses increased for the three and nine months ended September 28, 2014, compared to the prior year periods, primarily due to transaction costs related to the separation and distribution. Total operating expenses, by classification, for the three and nine months ended September 28, 2014 and September 29, 2013 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
(in thousands)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Compensation	$150,762	$147,349	2%	$435,413	$445,909	(2%)
Circulation distribution	71,408	74,694	(4%)	218,340	230,990	(5%)
Newsprint and ink	32,839	37,130	(12%)	103,836	122,256	(15%)
Outside services	30,338	17,907	69%	85,487	66,572	28%
Corporate allocations	15,882	41,773	(62%)	90,497	107,222	(16%)
Occupancy	14,758	7,264	103%	45,688	21,431	113%
Promotion and marketing	14,587	13,679	7%	39,153	38,737	1%
Outside printing and production	11,975	10,229	17%	34,395	32,310	6%
Affiliate fees	9,240	8,322	11%	27,715	23,366	19%
Other general and administrative	37,606	31,252	20%	100,673	97,157	4%
Depreciation	8,002	5,597	43%	13,636	16,567	(18%)
Amortization	2,143	1,698	26%	5,370	4,998	7%
Total operating expenses	$399,540	$396,894	1%	$1,200,203	$1,207,515	(1%)
Three Months Ended September 28, 2014 compared to the Three Months Ended September 29, 2013
Tribune Publishing operating expenses increased 1%, or $2.6 million, in the three months ended September 28, 2014 compared to the same period for 2013. The increase was due primarily to higher outside services and occupancy costs, partially offset by lower corporate allocations.
Compensation Expense—Compensation expense, which is included in both cost of sales and selling, general and administrative (“SG&A”) expense, increased 2%, or $3.4 million, in the three months ended September 28, 2014 due primarily to expenses associated with the businesses acquired in the second quarter and a decrease in the pension credit. Before the Distribution Date, Tribune Publishing recorded the portion of TCO's pension credit that related to the Company's employees. Subsequent to the Distribution Date, the pension plan remained with TCO and therefore no further credits were recorded by the Company.
Circulation Distribution Expense—Circulation distribution expense, which is included in cost of sales, decreased 4%, or $3.3 million due to lower print circulation volumes for the daily newspapers and commercial delivery of third party publications. Total daily net paid print circulation in the three months ended September 28, 2014 and September 29, 2013 averaged 1.3 million copies. Total Sunday net paid print circulation in the three months ended September 28, 2014 and September 29, 2013 averaged 2.3 million copies and 2.4 million copies, respectively, down 4%.
Newsprint and Ink Expense—Newsprint and ink expense, which is included in cost of sales, declined 12%, or $4.3 million, in the three months ended September 28, 2014 due mainly to a 12% decrease in newsprint consumption as a result of lower print circulation volumes, which decreased 2% for daily and 6% for Sunday copies of the Company’s newspapers, and a 2% decline in commercial printing revenue.
Outside Services Expense—Outside services expense, which is included in both cost of sales and SG&A expenses increased 69%, or $12.4 million, in the three months ended September 28, 2014 due primarily to inclusion of technology costs subsequent to the Distribution Date that were previously included in corporate allocations.
Corporate Allocations—Corporate allocations decreased 62%, or $25.9 million, in the three months ended September 28, 2014. Corporate allocations comprise allocated charges from TCO for certain corporate support services and are included in SG&A expense. Subsequent to the Distribution Date, no additional charges were allocated from TCO. The allocated charges include corporate management fees, technology support costs, general insurance costs and occupancy costs, among others. Subsequent to the Distribution Date, these expenses are reflected in Outside Services and Other General and Administrative.
Occupancy Expense—Occupancy expense, which is included in both costs of sales and SG&A, increased $7.5 million in the three months ended September 28, 2014, primarily due to related party rent related to the sale-leaseback transaction. See Transfer of Real Estate discussed previously in Item 2 for more information on the sale-leaseback transaction.
Promotion and Marketing Expenses—Promotion and marketing expense includes sales and marketing expenses which are included in SG&A expense. Promotion and marketing expense increased 7%, or $0.9 million, in the three months ended September 28, 2014 due primarily to increased circulation focused marketing and general advertising.
Outside Printing and Production Expense—Outside printing and production expense is included in cost of sales and includes costs related to commercial print and delivery. This expense increased 17.1%, or $1.7 million, in the three months ended September 28, 2014 primarily due to one of the acquired papers being printed by a third party vendor.
Affiliate Fees Expense—Affiliate fees expense includes fees paid to Classified Ventures and CareerBuilder and are included in cost of sales. Affiliate fees expense increased 11%, or $0.9 million, in the three months ended September 28, 2014 due primarily to an increase in Classified Ventures auto fees.
Other General and Administrative Expenses—Other general and administrative expenses include repairs and maintenance and other miscellaneous expenses, which are included in costs of sales or SG&A expense, as applicable. Other general and administrative expenses increased 20%, or $6.4 million, in the three months ended September 28, 2014 due primarily to costs subsequent to the Distribution Date that were previously included in corporate allocations as well as a one-time litigation reserve from outstanding balances due. The litigation reserve related to the termination of a third-party distribution contract and represents the balance due for work performed prior to the expiration of the agreement.
Depreciation and Amortization Expense—Depreciation and amortization expense increased 39%, or $2.9 million, for the three months ended September 28, 2014, due primarily to depreciation generated from technology assets that were transferred to the Company as part of the distribution. This increase was partially offset by a decrease in depreciation as a result of the sale-leaseback transaction completed in the fourth quarter of 2013 which transferred the Company's real property to wholly-owned subsidiaries of TCO. The Company now leases these properties under operating leases.
Nine Months Ended September 28, 2014 compared to the Nine Months Ended September 29, 2013
Tribune Publishing operating expenses decreased 1%, or $7.3 million, in the nine months ended September 28, 2014. The decrease was due primarily to lower newsprint and ink, corporate allocations and circulation distribution expense, partially offset by higher occupancy and outside services expenses.
Compensation Expense—Compensation expense, which is included in both cost of sales and SG&A expense, decreased 2%, or $10.5 million, in the nine months ended September 28, 2014 due primarily to a decrease in direct pay and benefits realized from continued declines in staffing levels at the newspapers. These declines were partially offset by increases associated with the businesses acquired in the second quarter and a decrease in the pension credit described above.
Circulation Distribution Expense—Circulation distribution expense, which is included in cost of sales, decreased 5%, or $12.7 million, due to lower print circulation volumes for the daily newspapers and commercial delivery of third party publications. Total daily net paid print circulation in the nine months ended September 28, 2014 and September 29, 2013 averaged 1.3 million copies. Total Sunday net paid print circulation in the nine months ended September 28, 2014 and September 29, 2013 averaged 2.4 million copies and 2.5 million copies, respectively, down 4%.
Newsprint and Ink Expense—Newsprint and ink expense, which is included in cost of sales, declined 15%, or $18.4 million, in the nine months ended September 28, 2014 due mainly to a 15% decrease in newsprint consumption as a result of lower print circulation volumes, which decreased 3% for daily and 6% for Sunday copies of the Company’s newspapers, a 9% decline in commercial printing revenue and a 1% decrease in the average cost per ton of newsprint.
Outside Services Expense—Outside services expense, which is included in both cost of sales and SG&A expenses increased 28%, or $18.9 million, in the nine months ended September 28, 2014 due primarily to inclusion of technology costs subsequent to the Distribution Date that were previously included in corporate allocations.

Corporate Allocations—Corporate allocations decreased 16%, or $16.7 million, in the nine months ended September 28, 2014. Corporate allocations comprise allocated charges from TCO for certain corporate support services and are included in SG&A expense. Subsequent to the Distribution Date, no additional charges were allocated from TCO. The allocated charges include corporate management fees, technology support costs, general insurance costs and occupancy costs, among others. Subsequent to the Distribution Date, these expenses are reflected in Outside Services and Other General and Administrative.
Occupancy Expense—Occupancy expense, which is included in both costs of sales and SG&A, increased $24.3 million in the nine months ended September 28, 2014, primarily due to related party rent related to the sale-leaseback transaction. See Transfer of Real Estate discussed previously in Item 2 for more information on the sale-leaseback transaction.
Promotion and Marketing Expenses—Promotion and marketing expense included in SG&A expense increased 1%, or $0.4 million, in the nine months ended September 28, 2014 due primarily to increased circulation-focused marketing and general advertising.
Outside Printing and Production Expense—Outside printing and production expense is included in cost of sales and includes costs related to commercial print and delivery. This expense increased 6.5%, or $2.1 million, in the nine months ended September 28, 2014 primarily due to one of the acquired papers being printed by a third party vendor.
Affiliate Fees Expense—Affiliate fees expense includes fees paid to Classified Ventures and CareerBuilder. Affiliate fees expense increased 19%, or $4.3 million, in the nine months ended September 28, 2014 due primarily to an increase in Classified Ventures auto fees.
Other General and Administrative Expenses—Other general and administrative expenses includes repairs and maintenance and other miscellaneous expenses, which are included in costs of sales or SG&A expense, as applicable. Other general and administrative expenses increased 4%, or $3.5 million, in the nine months ended September 28, 2014 due primarily to costs subsequent to the Distribution Date that were previously included in corporate allocations as well as a one-time litigation reserve from outstanding balances due. The litigation reserve related to the termination of a third-party distribution contract and represents the balance due for work performed prior to the expiration of the agreement.
Depreciation and Amortization Expense—Depreciation and amortization expense decreased 12%, or $2.6 million, in the nine months ended September 28, 2014 primarily as a result of the sale-leaseback transaction completed in the fourth quarter of 2013 which transferred the Company's real property to wholly-owned subsidiaries of TCO. The Company now leases these properties under operating leases with a term of five or ten years. This decrease was partially offset by an increase due primarily to depreciation generated from technology assets that were transferred to the Company as part of the distribution.
Loss on Equity Investments, net—Loss on equity investments, net for the three and nine months ended September 28, 2014 and September 29, 2013 was as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Loss on equity investments, net	$(201)	$(216)	(7%)	$(830)	$(864)	(4%)
Gain on Investment Transaction—Gain on investment transaction for the three and nine months ended September 28, 2014 was as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Gain on investment transaction	$—	$—	—%	$1,484	$—	100%
In accordance with ASC Topic 805, as part of Tribune Publishing's acquisition of McClatchy's 50% interest in MCT, the Company's preexisting 50% equity interest in MCT was remeasured to its estimated fair value of $2.8 million and the Company recognized a gain of $1.5 million during the nine months ended September 28, 2014.

Interest Income (expense)—Interest income (expense) for the three and nine months ended September 28, 2014 was as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Interest income (expense), net	$(3,783)	$(5)	*	$(3,838)	$7	*
The increase in interest expense is due to the $350 million Senior Term Facility described under Liquidity and Capital Resources below.
Income Tax Expense—Income tax expense for the three and nine months ended September 28, 2014 and September 29, 2013, was as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Income tax expense	$484	$8,542	(94%)	$20,082	$41,336	(51%)
For the three and nine months ended September 28, 2014, Tribune Publishing recorded income tax expense of $0.5 million and $20.1 million, respectively. The effective tax rate on pretax income was 147.6% and 42.8% in the three and nine months ended September 28, 2014. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible expenses, certain transaction costs not fully deductible for tax purposes and the domestic production activities deduction. For the three and nine months ended September 29, 2013, Tribune Publishing recorded income tax expense of $8.5 million and $41.3 million, respectively. The effective tax rate on pretax income was 31.8% and 40.2% in the three and nine months ended September 29, 2013, respectively. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible expenses, certain transaction costs not fully deductible for tax purposes and the domestic production activities deduction.

Non-GAAP Measures
Adjusted EBITDA—Adjusted EBITDA is defined as net income before income taxes, interest income, interest expense, depreciation and amortization, income and losses from equity investments, corporate management fee from TCO, pension credits, stock-based compensation, certain unusual and non-recurring items (including spin-related costs), intercompany rent and reorganization items.

	Three Months Ended			Nine Months Ended
	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Net Income	$(156)	$18,284	(101%)	$26,819	$61,403	(56%)

Income tax expense	484	8,542	(94%)	20,082	41,336	(51%)
Loss on equity investments, net	201	216	(7%)	830	864	(4%)
Gain on investment fair value adjustment	—	—	—	(1,484)	—	*
Interest income (expense), net	3,783	5	*	3,838	(7)	*
Reorganization items, net	205	(164)	*	214	39	*

Income from operations	4,517	26,883	(83%)	50,299	103,635	(51%)

Depreciation and amortization	10,145	7,295	39%	19,006	21,565	(12%)
Allocated depreciation (1)	1,731	4,836	(64%)	11,707	12,482	(6%)
Corporate management fee	3,851	8,239	(53%)	21,871	20,622	6%
Spin-related and restructuring costs (2)	8,779	8,473	4%	23,124	19,352	19%
Litigation settlement/reserves (3)	3,842	—	*	2,975	—	*
Stock-based compensation (4)	869	684	27%	2,188	1,139	92%
Pension credits (5)	(2,052)	(5,941)	(65%)	(12,492)	(17,824)	(30%)
Intercompany rent (6)	2,699	—	*	19,489	—	*

Adjusted EBITDA	$34,381	$50,469	(32%)	$138,167	$160,971	(14%)
* Represents positive or negative change in excess of 100%
(1) - Allocated depreciation represents depreciation for primarily technology assets that were used by Tribune Publishing prior to the spin-off. As a result of the spin-off, these technology assets were assigned to Tribune Publishing and the related depreciation will be included in post-spin operating results.
(2) - Spin-related and restructuring costs include costs related to the internal restructuring and the distribution and separation from TCO.
(3) - Adjustment to litigation settlement reserve.
(4) - Stock-based compensation from grants made under the Tribune Publishing's or TCO's equity compensation plans and is included for comparative purposes.
(5) - Pension credits are due to allocations from TCO for TCO's defined benefit. As part of the spin-off, TCO retained this plan. No pension allocations will be made subsequent to the spin-off.
(6) - Intercompany rent represents rental expense recorded by Tribune Publishing for facilities owned by TCO and its affiliates pursuant to related party lease agreements. No rent expense for these leases was recorded in the comparable periods in 2013 because although the properties subject to related party leases are legally owned by holding companies controlled by TCO, Tribune Publishing determined that pursuant to the terms of the leases, it maintained forms of continuing involvement with the properties, which, pursuant to ASC Topic 840, “Leases,” precluded Tribune Publishing from derecognizing those properties from its consolidated and combined financial statements. As a result, Tribune Publishing continued to account for and depreciate the carrying values of the transferred properties subject to related party leases until December 1, 2013 when, due to modifications to certain provisions of the leases, Tribune Publishing derecognized the properties from its financial statements and began accounting for these related party operating leases on December 1, 2013. Because of the difference in accounting for the periods presented, intercompany rent expense is added back to net income for the 2014 periods for better comparability between the periods presented. The Company began making rent payments effective with the spin-off.
Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Adjusted EBITDA is defined as net income before income taxes, interest income, interest expense, depreciation and amortization, income and losses from equity investments, corporate management fee from TCO, pension credits, stock-based compensation, certain unusual and non-recurring items (including spin-related costs), intercompany rent and reorganization items. The Company's management uses Adjusted EBITDA (a) as a measure of operating performance; (b) for planning and forecasting in future periods; and (c) in communications with the Company's Board of Directors concerning the Company's financial performance. Management believes the presentation of Adjusted EBITDA enhances investors’ overall understanding of the financial performance of the Company's business as a stand-alone company. In addition, Adjusted EBITDA, or a similarly calculated measure, is used as the basis for certain financial maintenance covenants that the Company is subject to in connection with certain credit facilities. Since not all companies use identical calculations, the Company's presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies and should not be used by investors as a substitute or alternative to net income or any measure of financial performance calculated and presented in accordance with U.S. GAAP. Instead, management believes Adjusted EBITDA should be used to supplement the Company's financial measures derived in accordance with U.S. GAAP to provide a more complete understanding of the trends affecting the business.
Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for, or more meaningful than, amounts determined in accordance with U.S. GAAP. Some of the limitations to using non-GAAP measures as an analytical tool are:

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
Historically, TCO provided capital, cash management and other treasury services to Tribune Publishing. As part of these services, a majority of the cash balances were swept from Tribune Publishing to TCO on a daily basis. Following the separation, Tribune Publishing will no longer participate in capital management with TCO and Tribune Publishing’s ability to fund its future cash needs will depend on its ongoing ability to generate and raise cash in the future. Tribune Publishing believes that its future cash from operations, the approximately $50 million of net proceeds from the Senior Term Loan Facility not used to fund the cash dividend to TCO or support letters of credit, and access to borrowings under the Senior ABL Facility discussed below will provide adequate resources to fund its operating and financing needs for the foreseeable future. Tribune Publishing’s access to, and the availability of, financing in the future will be impacted by many factors, including its credit rating, the liquidity of the overall capital markets and the current state of the economy. There can be no assurances that Tribune Publishing will have access to capital markets on acceptable terms.
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

Nine Months Ended September 28, 2014 and September 29, 2013
The table below details the total operating, investing and financing activity cash flows for the nine months ended September 28, 2014 and September 29, 2013 (in thousands):

	Nine Months Ended
	September 28, 2014	September 29, 2013
Net cash provided by operating activities	$125,910	$160,695
Net cash used for investing activities	(71,280)	(14,321)
Net cash used for financing activities	(4,677)	(150,585)
Net increase (decrease) in cash	$49,953	$(4,211)
Cash flow generated from operating activities is Tribune Publishing’s primary source of liquidity. Net cash provided by operating activities was $125.9 million for the nine months ended September 28, 2014 down $34.8 million from $160.7 million for the nine months ended September 29, 2013. The decrease was primarily driven by lower operating results as a result of the decline in advertising revenues partially offset by lower employee compensation and benefit costs due to continued declines in staffing levels as well as favorable changes in working capital of $3.1 million due to the timing of collection of receivables and payments of amounts due.
Net cash used for investing activities totaled $71.3 million in the nine months ended September 28, 2014. Tribune Publishing's investing activities included acquisitions, restricted cash and capital expenditures. The acquisitions totaled $32.3 million and included the Landmark Acquisition for net cash of $29.0 million (see Note 5 to the consolidated and combined financial statements included elsewhere in this report for further information). The restricted cash is in connection with the Letter of Credit Agreement described below. Tribune Publishing's capital expenditures in the nine months ended September 28, 2014 totaled $11.4 million. Net cash used for investing activities totaled $14.3 million in the nine months ended September 29, 2013 and was comprised almost entirely of capital expenditures.
Net cash provided by financing activities totaled $4.7 million in the nine months ended September 28, 2014. Tribune Publishing's financing activities included issuance of $350.0 million in variable rate debt, more fully described under Senior Term Facility below, offset by payment of a $275.0 million dividend to TCO, more fully described in Note 1 to the consolidated and combined financial statements, and $66.2 million in other transactions with TCO. In the nine months ended September 29, 2013, Tribune had net cash used for financing activities totaling $150.6 million which primarily represents transactions with TCO.
Dividends
On November 4, 2014, the Company declared a dividend of $0.175 cents per share on common stock outstanding, to be paid on December 10, 2014, to shareholders of record on November 19, 2014.
As discussed previously under “Spin-off Transaction,” in connection with the spin-off, Tribune Publishing paid a $275.0 million cash dividend to TCO from a portion of the proceeds of a senior secured credit facility entered into by Tribune Publishing.
Acquisitions
On October 31, 2014, the Company announced the acquisition of six daily and 32 weekly suburban news and information brands from Wrapports, LLC for a total purchase price of $23.5 million, net of certain working capital and other closing adjustments. The acquired publications - which include the Aurora Beacon-News, The Elgin Courier-News, the Lake County News-Sun, The Naperville Sun, the Post-Tribune in Northwest Indiana, The SouthtownStar and the 32 Pioneer Press weekly newspapers - will become part of the diversified portfolio of the Chicago Tribune Media Group (CTMG), which operates the Chicago Tribune, RedEye, Chicago magazine, Hoy and other Chicago-based media brands.
In addition to the six daily publications that will become part of Chicago Tribune Media Group, the 32 Pioneer Press weeklies include: Barrington Courier Review; Buffalo Grove Countryside; Deerfield Review; The Doings Clarendon Hills Edition; The Doings Hinsdale Edition; The Doings La Grange Edition; The Doings Oak Brook Edition; The Doings

Weekly Edition; The Doings Western Springs Edition; Elmwood Park Elm Leaves; Evanston Review; River Forest Forest Leaves; Franklin Park Herald-Journal; Glencoe News; Glenview Announcements; Highland Park News; Lake Forester; Lake Zurich Courier; Libertyville Review; Lincolnshire Review; Lincolnwood Review; Morton Grove Champion; Mundelein Review; Niles Herald-Spectator; Norridge-Harwood Heights News; Northbrook Star; Oak Park Oak Leaves; Park Ridge Herald-Advocate; Skokie Review; Vernon Hills Review; Wilmette Life and Winnetka Talk.
Senior Term Facility
On August 4, 2014, Tribune Publishing Company entered into a credit agreement (the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”), and the lenders party thereto, providing for the Senior Term Facility. The Senior Term Facility provides for loans (the “Term Loans”) in an aggregate principal amount of $350.0 million. The Senior Term Facility will mature on August 4, 2021 (the “Term Loan Maturity Date”). The Term Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.25% of the original principal amount of the Senior Term Facility with the balance payable on the Term Loan Maturity Date.
Tribune Publishing Company is the borrower under the Senior Term Facility. Each of Tribune Publishing Company’s wholly-owned domestic subsidiaries, subject to certain exceptions (collectively, the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. The interest rates applicable to the Term Loans will be based on a fluctuating rate of interest measured by reference to either, at Tribune Publishing Company’s option, (i) the greater of (x) an adjusted London inter-bank offered rate (adjusted for reserve requirements) and (y) 1.00%, plus a borrowing margin of 4.75%, or (ii) an alternate base rate, plus a borrowing margin of 3.75%. Customary fees will be payable in respect of the Term Loan Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing Company and its restricted subsidiaries, as described in the Term Loan Credit Agreement to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; create restrictions on the ability of Tribune Publishing Company’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to Tribune Publishing Company or make other intercompany transfers; create negative pledges; create liens; transfer or sell assets; merge or consolidate; enter into sale leasebacks; enter into certain transactions with the Company’s affiliates; and prepay or amend the terms of certain indebtedness. For details of the Senior Term Facility see Note 10 of the consolidated and combined financial statements included elsewhere in this report.
Senior ABL Facility
On August 4, 2014, Tribune Publishing Company and the Subsidiary Guarantors, in their capacities as borrowers thereunder, entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and l/c issuer and the lenders party thereto, providing for the Senior ABL Facility. The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility will be limited by a borrowing base calculated periodically and described below. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits Tribune Publishing Company to increase the commitments under the Senior ABL Facility by up to $75.0 million. The “borrowing base” is defined in the ABL Credit Agreement as, at any time, the sum of (i) 85% of eligible accounts receivable (with such percentage reduced under certain circumstances), plus (ii) the lesser of (x) 10% of aggregate commitments and (y) 70% of the lower of cost and market value (determined based on the RISI index) of eligible inventory, plus (iii) qualified cash, minus (iv) availability reserves, which may include such availability reserves as the ABL Administrative Agent, in its permitted discretion, deems appropriate at such time. As of August 4, 2014, $19.3 million of the Senior ABL Facility availability supported an outstanding undrawn letter of credit in the same amount.
The Senior ABL Facility will mature on August 4, 2019. Tribune Publishing Company and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. Tribune Publishing Company and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. Until the date that is one day before the maturity date of the Senior ABL Facility, at the option of the applicable borrower, the interest rates applicable to the loans under the Senior ABL Facility will be based on either (i) an adjusted London inter-bank offered rate (adjusted for reserve requirements), plus a borrowing margin of 1.50% or (ii) an alternate base rate, plus a borrowing margin of 0.50%. Customary fees will be payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. The Senior ABL Facility contains a number of covenants that, among other things, limit or restrict the ability of Tribune Publishing Company and its restricted subsidiaries as described in the ABL Credit Agreement to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; create restrictions on the ability of Tribune Publishing Company’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to Tribune Publishing Company or make other intercompany transfers; create negative pledges; enter into certain transactions with the Company’s affiliates; and prepay or amend the terms of certain indebtedness. For details of the Senior ABL Facility, see Note 10 of the consolidated and combined financial statements included elsewhere in this report.
Letter of Credit Agreement
On August 4, 2014, Tribune Publishing Company and JPMorgan Chase Bank, N.A., as letter of credit issuer (the “L/C Issuer”) entered into a letter of credit (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of standby letters of credit of up to a maximum aggregate principal face of $30.0 million. The Letter of Credit Agreement permits the Company, at the sole discretion of L/C Issuer, to request to increase the amount available to be issued under the Letter of Credit Agreement up to an aggregate maximum face amount of $50.0 million. The Letter of Credit Agreement is scheduled to terminate on August 4, 2019. As of August 4, 2014, a $27.5 million undrawn letter of credit was outstanding against the Letter of Credit Agreement. The Letter of Credit Agreement was collateralized with $27.5 million of cash held in a specified cash collateral account. For details of the Letter of Credit Agreement see Note 10 of the consolidated and combined financial statements included elsewhere in this report.
Contractual Obligations
During the nine months ended September 28, 2014, Tribune Publishing’s contractual obligations, outside the ordinary course of business, did not change materially from the amounts disclosed in its information statement filed as Exhibit 99.1 to the Company's registration statement on Form 10 as amended and filed with the Securities and Exchange Commission on July 21, 2014 except that the Company entered into the Senior Term Loan facility, the Senior ABL Facility and the Letter of Credit Agreement described above and in Note 10 of the consolidated and combined financial statements included elsewhere in this report.
Off-Balance Sheet Arrangements
Other than operating leases, Tribune Publishing does not currently have any off-balance sheet arrangements that are material or reasonably likely to be material to its financial condition or results of operations.
New Accounting Standards
In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) concerning revenue recognition. The new standard supersedes a majority of existing revenue recognition guidance under U.S. GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. ASU 2014-09 allows for either a “full retrospective” adoption or a “modified retrospective ” adoption. Tribune Publishing is currently evaluating which adoption method we will use. The standard is effective for the Company in the first quarter 2017. Early adoption is not permitted. The Company is currently evaluating the revenue recognition impact this guidance will have once implemented.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 28, 2014, there had been no material changes in the Company’s exposure to market risk from the disclosure included in the information statement filed as Exhibit 99.1 to the Company's registration statement on Form 10 as amended and filed with the SEC on July 21, 2014.
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
The Company does not believe that any matters or proceedings presently pending will have a material adverse effect, individually or in the aggregate, on our consolidated and combined financial position, results of operations or liquidity. However, legal matters and proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. As such, there can be no assurance that the final outcome of these matters and proceedings will not materially and adversely affect our consolidated and combined financial position, results of operations or liquidity.
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

3.1*
Amended and Restated Certificate of Incorporation of Tribune Publishing Company (incorporated by reference to Exhibit 3.1 to the Tribune Publishing Company Registration Statement on Form S-8 (File No. 333-197932) filed on August 7, 2014).

3.2*
Amended and Restated By-Laws of Tribune Publishing Company (incorporated by reference to Exhibit 3.2 to the Tribune Publishing Company Registration Statement on Form S-8 (File No. 333-197932) filed on August 7, 2014).

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

10.5~
Form of Stock Option Award Agreement (Employee Form).10.6~    Form of Restricted Stock Unit Award Agreement (Employee Form).10.7~     Form of Restricted Stock Unit Award Agreement (Non-Employee Director Form)10.8*     Employment Agreement, dated August 11, 2014 between Los Angeles Times Communications LLC and Austin Beutner (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2014 filed August 21, 2014).

10.9*
Term Loan Credit Agreement, among Tribune Publishing Company, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on August 7, 2014).

10.10*
Term Loan Guaranty, among Tribune Publishing Company, the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on August 7, 2014).

10.11*
Term Loan Security Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.13 to the Form 8-K filed on August 7, 2014).

10.12*
Term Loan Pledge Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.14 to the Form 8-K filed on August 7, 2014).

10.13*
ABL Credit Agreement, among Tribune Publishing Company, the Subsidiaries party thereto, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and l/c issuer, and the lenders party thereto, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.15 to the Form 8-K filed on August 7, 2014).

10.14*
ABL Guaranty, among Tribune Publishing Company, the Subsidiaries party thereto and Bank of America, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.16 to the Form 8-K filed on August 7, 2014).

10.15*
ABL Security Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and Bank of America, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.17 to the Form 8-K filed on August 7, 2014).

10.16*
ABL Pledge Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and Bank of America, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.18 to the Form 8-K filed on August 7, 2014).

10.17*
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

TRIBUNE PUBLISHING COMPANY

November 10, 2014	By:	/s/ John B. Bode
John B. Bode
(Chief Financial Officer and Principal Accounting Officer)