Form 10-Q/A
period 2014-09-28
Tribune Publishing Co
filed 2014-11-19
CIK 1593195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE
Tribune Publishing Company (also referred to as the “Company,” “we,” or “our”) is filing this Amendment No. 1 (the “Amendment No. 1”) to our Form 10-Q for the quarter ended September 28, 2014, originally filed with the Securities Exchange Commission on November 10, 2014 (the "Original Filing"), for the purpose of including Exhibit 10.5, Exhibit 10.6 and Exhibit 10.7 that were inadvertently omitted from the Original Filing.
No other information included in the Form 10-Q has been modified or updated in any way. This Amendment No. 1 continues to speak as of the original filing date of the Form 10-Q and does not reflect any events that may have occurred subsequent to the original filing date. This Amendment No. 1 reflects only the changes to Item 6-Exhibits and the filing of Exhibit 10.5, Exhibit 10.6 and Exhibit 10.7.
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
Number                Description

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

10.5~	Form of Stock Option Award Agreement (Employee Form).

10.6~	Form of Restricted Stock Unit Award Agreement (Employee Form).

10.7~	Form of Restricted Stock Unit Award Agreement (Non-Employee Director Form)

10.8* ~
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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2014 filed November 10, 2014)

101.SCH*	XBRL Taxonomy Extension Scheme Document (incorporated by reference to Exhibit 101.SCH to the Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2014 filed November 10, 2014)

101.CAL*
XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2014 filed November 10, 2014)

101.DEF*
XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2014 filed November 10, 2014)

101.LAB*
XBRL Taxonomy Extension Labels Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2014 filed November 10, 2014)

101.PRE*
XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2014 filed November 10, 2014)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIBUNE PUBLISHING COMPANY

November 18, 2014	By:	/s/ John B. Bode
John B. Bode
(Chief Financial Officer and Principal Accounting Officer)