Form 10-K
period 2014-12-28
Tribune Publishing Co
filed 2015-03-25
CIK 1593195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 28, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
Tribune Publishing Company
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

435 North Michigan Avenue
Chicago Illinois	60611
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (312) 222-9100
Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)
Common Stock, par value $.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes   No  X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to the Form 10-K [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer X	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X
As of June 29, 2014, the registrant’s common stock was not publicly traded.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 23, 2015
Common Stock, par value $0.01 per share	25,607,164
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The statements contained in this Annual Report on Form 10-K, as well as the information contained in the notes to our Consolidated and Combined Financial Statements, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based largely on our current expectations and reflect various estimates and assumptions by us. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in such forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond our control, include: competition and other economic conditions including fragmentation of the media landscape and competition from other media alternatives; changes in advertising demand, circulation levels and audience shares; our ability to develop and grow our online businesses; our reliance on revenue from printing and distributing third-party publications; changes in newsprint prices; macroeconomic trends and conditions; our ability to adapt to technological changes; our ability to realize benefits or synergies from acquisitions or divestitures or to operate our businesses effectively following acquisitions or divestitures; our reliance on third-party vendors for various services; adverse results from litigation, governmental investigations or tax-related proceedings or audits; our ability to attract and retain employees; our ability to satisfy pension and other postretirement employee benefit obligations; changes in accounting standards; the effect of labor strikes, lockouts and labor negotiations; regulatory and judicial rulings; our indebtedness and ability to comply with debt covenants applicable to our debt facilities; our adoption of fresh-start reporting which has caused our consolidated and combined financial statements for periods subsequent to December 31, 2012 to not be comparable to prior periods; our ability to satisfy future capital and liquidity requirements; and our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms. For more information about these and other risks, see Item 1A. - Risk Factors in this filing.
The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek” and similar expressions generally identify forward-looking statements. However, such words are not the exclusive means for identifying forward-looking statements, and their absence does not mean that the statement is not forward looking. Whether or not any such forward-looking statements are, in fact, achieved will depend on future events, some of which are beyond our control. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 1.    Business
Overview
Tribune Publishing Company (collectively with its subsidiaries, “Tribune Publishing,” “we,” “us,” “our,” or the “Company”) was formed as a Delaware corporation on November 21, 2013. Tribune Media Company, formerly Tribune Company (“TCO”), owned all of Tribune Publishing until August 4, 2014, when TCO distributed 98.5% of the shares of common stock TCO held in Tribune Publishing to TCO’s stockholders on a prorata basis. Prior to August 4, 2014, Tribune Publishing had no separate operations. Tribune Publishing’s historical financial information is derived from the accounting records of TCO on a carve-out basis.
Tribune Publishing is a multiplatform media and marketing solutions company that delivers innovative experiences for audiences and advertisers. The Company's diverse portfolio of iconic news and information brands includes award-winning daily and weekly titles, substantial digital properties and key verticals in major markets across the country. The Company’s brands are leading sources of local news and information across all platforms - print, online, mobile and social - in the markets they serve.
Tribune Publishing’s award-winning media groups include the Los Angeles Times Media Group, the Chicago Tribune Media Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, The Morning Call Media Group and the Daily Press Media Group. The Company’s diverse offerings also include a suite of digital, custom content, and direct mail services and solutions for marketers, including: Tribune Content Agency, a syndicated content business that delivers daily news service and syndicated premium content to more than 2,000 media and digital publishers in 100 countries; Tribune Direct, a one-stop direct-marketing solution that works with advertisers to create and execute various direct mail campaigns; and 435 Digital, the Company’s in-house digital marketing services group, which partners with local and regional businesses to develop and execute online strategies and custom-content solutions. The Company operates as one reportable segment.

In March 2014, The Baltimore Sun Media Group acquired the Baltimore City Paper and its related publications. In April 2014, the Hartford Courant Media Group acquired Reminder Media and its related publications in eastern and northern Connecticut. In May 2014, The Baltimore Sun Media Group acquired The Capital and the Carroll County Times and their related publications. In May 2014, Tribune Publishing’s subsidiary, TCA News Service, LLC, acquired the outstanding 50% interest in McClatchy/Tribune Information Services (“MCT”), making the subsidiary wholly-owned. In August 2014, the Company acquired a 20% equity interest in Contend, LLC (“Contend”), a content creation company. In October 2014, the Chicago Tribune Media Group acquired six daily and 32 weekly suburban news and information brands from Wrapports, LLC (“Wrapports”). For further information regarding the Company’s acquisitions, see Note 7 and Note 10 of the Consolidated and Combined Financial Statements.
Tribune Publishing’s core products include:

•	10 major daily newspapers in 8 major markets with total Sunday circulation of approximately 2.4 million copies;

•	146 community/niche publications and products, primarily published weekly or monthly;

•	More than 120 digital platforms online and on mobile, collectively attracting more than 42 million unique visitors per month; and

•	A robust suite of digital marketing services for local, regional and national marketers.
Tribune Publishing’s major daily newspapers have served their respective communities with local, regional, national and international news and information for more than 150 years. In fact, the Hartford Courant is the nation’s oldest continuously published newspaper and celebrated its 250th anniversary in October 2014.
The Company’s three primary revenue streams are advertising and marketing services, circulation and third-party printing and distribution. Our advertising and marketing services are delivered to customers through three main channels: run of press (“ROP”), preprint and digital. ROP advertisement is comprised of advertisements that are printed in the newspapers while preprint advertising primarily consists of glossy, color inserts that are delivered as part of the newspaper, in the mail or by carrier. Digital advertising is primarily related to advertising revenue sold on our owned and operated newspaper websites. The Company generates third-party print and distribution revenue by printing and distributing a number of national and local newspapers.
Restructuring and Spin-off from TCO
On December 8, 2008 (the “Petition Date”), TCO and 110 of its direct and indirect wholly-owned subsidiaries (each a “Debtor” and, collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 (“Chapter 11”) of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption “In re: Tribune Company, et al.,” Case No. 08-13141. Certain of the legal entities included in the Consolidated and Combined Financial Statements of Tribune Publishing were Debtors or, as a result of the restructuring transactions described below, are successor legal entities to legal entities that were Debtors (collectively, the “Tribune Publishing Debtors”). A joint plan of reorganization for the Debtors (the “Plan”), including the Tribune Publishing Debtors, became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). For details of the proceedings under Chapter 11 and the terms of the Plan, see Note 2 of the Consolidated and Combined Financial Statements included elsewhere in this report.
On July 10, 2013, TCO announced its plan to spin-off essentially all of its publishing business into an independent company. The business represented the principal publishing operations of TCO and certain other entities wholly-owned by TCO, as described below, and was organized as a new company, Tribune Publishing. On August 4, 2014 (“Distribution Date”), TCO completed the spin-off of its principal publishing operations into an independent company, Tribune Publishing, by distributing 98.5% of the outstanding shares of Tribune Publishing common stock to holders of TCO common stock and warrants. In the distribution, each holder of TCO Class A common stock, Class B common stock and warrants received 0.25 of a share of Tribune Publishing common stock for each share of TCO common stock or TCO warrant held as of the record date of July 28, 2014. Based on the number of shares of TCO common stock and TCO warrants outstanding as of 5:00 P.M. Eastern time on July 28, 2014 and the distribution ratio, 25,042,263 shares of Tribune Publishing common stock were distributed to the TCO stockholders and holders of TCO warrants and TCO retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of outstanding common stock of Tribune Publishing. Subsequent to the distribution,

Tribune Publishing became a separate publicly-traded company with its own board of directors and senior management team. Shares of Tribune Publishing common stock are listed on the New York Stock Exchange under the symbol “TPUB”. In connection with the spin-off, Tribune Publishing paid a $275.0 million cash dividend to TCO from a portion of the proceeds of a senior secured credit facility entered into by Tribune Publishing.
Products and Services
Our product mix consists of three publication types: (i) daily newspapers, (ii) weekly newspapers and (iii) niche publications. Most of these publications also have a digital presence. Some of the key characteristics of each of these types of publications are also summarized in the table below.

	Daily Newspapers	Weekly Newspapers	Niche Publication
Cost:	Paid	Paid and free	Paid and free
Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly, monthly or on an annual basis
Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales	Paid: Revenue from advertising, rack/box sales
		Free: Advertising revenue only	Free: Advertising revenue only
Internet availability:	Maintain locally oriented websites, mobile sites and mobile apps, for select locations	Major publications maintain locally oriented websites and mobile sites for select locations	Selectively available online
As of December 28, 2014, Tribune Publishing’s prominent publications include:

Media Group	City	Masthead	Circulation Type	Paid or Free
Chicago Tribune Media Group
	Chicago, IL	Chicago Tribune www.chicagotribune.com	Daily	Paid
	Chicago, IL	Chicago Magazine www.chicagomag.com	Monthly	Paid
	Chicago, IL	Hoy www.vivelohoy.com	Daily	Free
	Chicago, IL	Redeye www.redeyechicago.com	Daily	Free
Los Angeles Times Media Group
	Los Angeles, CA	Los Angeles Times www.latimes.com	Daily	Paid
	Los Angeles, CA	Hoy Los Angeles www.hoylosangeles.com	Weekly	Free
Sun Sentinel Media Group
	Broward County, FL, Palm Beach County, FL	Sun Sentinel www.SunSentinel.com	Daily	Paid
Orlando Sentinel Media Group
	Orlando, FL	Orlando Sentinel www.OrlandoSentinel.com	Daily	Paid
	Orlando, FL	El Sentinel www.ElSentinel.com	Weekly	Free
The Baltimore Sun Media Group
	Baltimore, MD	The Baltimore Sun www.baltimoresun.com	Daily	Paid

Media Group	City	Masthead	Circulation Type	Paid or Free
	Annapolis, MD	The Capital www.capitalgazette.com	Daily	Paid
	Westminster, MD	Carroll County Times www.carrollcountytimes.com	Daily	Paid
Hartford Courant Media Group
	Middlesex County, CT, Tolland County, CT, Hartford County, CT	The Hartford Courant www.courant.com	Daily	Paid
Daily Press Media Group
	Newport News, VA (Peninsula)	Daily Press www.dailypress.com	Daily	Paid
The Morning Call Media Group
	Lehigh Valley, PA	The Morning Call www.themorningcall.com	Daily	Paid
ForSaleByOwner.com is a national consumer-to-consumer focused real estate website. The site has been the largest “by owner” website in the country since 1999. The majority of the revenue generated by ForSaleByOwner.com is e-commerce, but approximately one third is generated through an in-house call center and strategic partnerships with service providers in the real estate industry. The business generates the majority of its revenue by selling listing packages directly to home sellers who receive online advertising, home pricing tools, marketing advice, yard signs and technical support. ForSaleByOwner.com also sells packages that allow home sellers to syndicate to other national websites such as Zillow and Realtor.com as well as their local multiple listing service.
Tribune Content Agency (“TCA”) is a syndication and licensing business providing quality content solutions for publishers around the globe.  Working with a vast collection of the world’s best sources, we deliver a daily news service and syndicated premium content to 2,000 media and digital information publishers in nearly 100 countries. Tribune News Service delivers the best material from 70 leading companies, including Los Angeles Times, Chicago Tribune, Bloomberg News, Miami Herald, The Dallas Morning News, Seattle Times and The Philadelphia Inquirer. Tribune Premium Content syndicates columnists such as Arianna Huffington, Cal Thomas, Clarence Page, Ask Amy, Mario Batali and Rick Steves. TCA manages the licensing of premium content from publications such as Rolling Stone, The Atlantic, Fast Company, Mayo Clinic, Variety and many more. TCA Originals is a new service that identifies remarkable journalism for production in Hollywood. Tribune Content Agency traces its roots to 1918.
We contract with a number of national and local newspapers to both print and distribute their respective publications in local markets where we are a newspaper publisher. In some instances where we print publications, we also manage and procure newsprint, ink and plates on their behalf. These arrangements allow us to leverage our investment in infrastructure in those markets to support our own publications. As a result, these arrangements tend to contribute significant incremental profitability relative to the underlying revenues. We currently distribute national newspapers (including USA Today, The New York Times, and The Wall Street Journal) in our local markets under multiple agreements. Additionally, both in Los Angeles and Chicago we provide some or all of these services to other local publications.
Revenue Sources
In 2014, 56.3% of Tribune Publishing operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and on interactive websites and from the delivery of preprinted advertising supplements. Approximately 25.4% of operating revenues for 2014 were generated from the sale of newspapers, digital subscriptions and other publications to individual subscribers or to sales outlets, which re-sell the newspapers. The remaining 18.3% of operating revenues for 2014 were generated from the provision of commercial printing and delivery services to other newspapers, direct mail advertising and services, digital marketing services, the distribution of syndicated content, and other related activities.
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
Circulation revenue results from the sale of print and digital editions of newspapers to individual subscribers and the sale of print editions of newspapers to sales outlets, which re-sell the newspapers. Other revenues are derived from direct mail services, commercial printing and delivery services provided to other newspapers, direct mail advertising, digital marketing services and other related activities.
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
Competition
Each of our ten major daily newspapers holds a leading market position in their respective DMA and competes for readership and advertising with both local or community newspapers as well as national newspapers and other traditional and web-based media sources. We face competition for both advertising dollars and consumers’ dollars and attention.
The competition for advertising dollars comes from local, regional, and national newspapers, the Internet, magazines, broadcast, cable and satellite television, radio, direct mail, yellow pages, and other media as advertisers adjust their spending based on the perceived value of the audience reached and the cost to reach that audience.
The secular shift impacting how content is consumed has led to increased competition from a wide variety of new digital content offerings, many of which are often free to users. Besides price, variables impacting customer acquisition and retention include the quality and nature of the user experience and the quality of the content offered.
To address the structural shift to digital media, our daily newspapers provide editorial content on a wide variety of platforms and formats - from our daily newspaper to leading local websites; on social network sites such as Facebook and Twitter; on smartphones and on e-readers; on websites and blogs; in niche online publications and in e-mail newsletters. In fiscal year 2014, we redesigned, improved and relaunched all of our apps for smartphones and tablets. More upgrades to our mobile apps and websites are planned in fiscal year 2015.
Raw Materials
As a publisher of newspapers, Tribune Publishing utilizes substantial quantities of various types of paper. During 2014, we consumed approximately 198 thousand metric tons of newsprint. We currently obtain the majority of our newsprint from six North American suppliers, primarily under long-term contracts. Substantially all of our paper purchasing is done on a regional, volume purchase basis, and draws upon Canadian and U.S. based suppliers. We believe that our current sources of paper supply are adequate. Our earnings are sensitive to changes in newsprint prices. Newsprint and ink expense accounted for 8.6% of total operating expenses in fiscal year 2014.
Employees
As of December 28, 2014, we had approximately 7,595 full-time and part-time employees, including approximately 918 employees represented by various employee unions. We believe our relations with our employees are satisfactory.

Intellectual Property
Currently we do not face major barriers to our operations from patents owned by third parties. However, because we operate a large number of websites and mobile applications in high-visibility markets, we do defend patent litigation, from time to time, brought primarily by non-practicing entities, as opposed to marketplace competitors. We have sought patent protection in certain instances; however, we do not consider patents to be material to our business as a whole. Of greater importance to our overall business are the federal, international and state trademark registrations and applications that protect, along with our common law rights, our brands, certain of which are long-standing and well known, such as Los Angeles Times, Chicago Tribune and Hartford Courant. Generally, the duration of a trademark registration is perpetual, if it is renewed on a timely basis and continues to be used properly as a trademark. We also own a large number of copyrights, none of which individually is material to the business. We maintain certain licensing and content sharing relationships with third-party content providers that allow us to produce the particular content mix we provide to our customers in our markets. In connection with the distribution, we entered a number of agreements with TCO or its subsidiaries that provide for licenses to certain intellectual property, and in particular, we entered into a license agreement with TCO that provides a non-exclusive, royalty-free license for us to use certain trademarks, service marks and trade names, including the Tribune name. Other than the foregoing and commercially available software licenses, we do not believe that any of our licenses to third-party intellectual property are material to our business as a whole.
Available Information
Tribune Publishing maintains its corporate website at www.tribpub.com. Tribune Publishing makes available free of charge on www.tribpub.com this Annual Report on Form 10-K, the Company’s Quarterly Reports on Form 10-Q, the Company’s Current Reports on Form 8-K, and amendments to all those reports, all as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).
Item 1A.    Risk Factors
Investors should carefully consider each of the following risks, together with all of the other information in this Annual Report on Form 10-K, in evaluating the Company’s common stock. Some of the following risks relate to the Company’s business, indebtedness, the securities markets and ownership of the Company’s common stock. Other risks relate to the separation from TCO and the effect of the separation from TCO. If any of the following risks and uncertainties develop into actual events, the Company could be materially and adversely affected. If this occurs, the trading price of the Company’s common stock could decline, and investors may lose all or part of their investment.
Risks Relating to Our Business
Advertising demand is expected to continue to be affected by changes in economic conditions and fragmentation of the media landscape.
Advertising revenue is our primary source of revenue. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. National and local economic conditions, particularly in major metropolitan markets, affect the levels of retail, national and classified newspaper advertising revenue. Changes in gross domestic product, consumer spending, auto sales, housing sales, unemployment rates, job creation, and circulation levels and rates, as well as federal, state and local election cycles, all affect demand for advertising.
A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Consolidation across various industries, such as large department store and telecommunications companies, may also reduce overall advertising revenue.
Competition from other media, including other metropolitan, suburban and national newspapers, broadcasters, cable systems and networks, satellite television and radio, websites, magazines, direct marketing and solo and shared mail programs, affects our ability to retain advertising clients and maintain or raise rates. In recent years, Internet sites devoted to recruitment, automotive and real estate have become significant competitors of our newspapers and websites for classified advertising, and retaining our historical share of classified advertising revenue remains a significant ongoing challenge.

Seasonal variations in consumer spending cause our quarterly advertising revenue to fluctuate. Second and fourth quarter advertising revenue is typically higher than first and third quarter advertising revenue, reflecting the slower economic activity in the winter and summer and the stronger fourth quarter holiday season.
Demand for our products is also a factor in determining advertising rates. For example, circulation levels for our newspapers, which have been declining, are a factor in determining advertising rates.
All of these factors continue to contribute to a difficult advertising sales environment and may further adversely affect our ability to grow or maintain our advertising revenue.
Increasing popularity of digital media and the shift in newspaper readership demographics, consumer habits and advertising expenditures from traditional print to digital media have adversely affected and may continue to adversely affect our operating revenues and may require significant capital investments due to changes in technology.
Technology in the media industry continues to evolve rapidly. Advances in technology have led to an increasing number of methods for delivery of news and other content and have resulted in a wide variety of consumer demands and expectations, which are also rapidly evolving. If we are unable to exploit new and existing technologies to distinguish our products and services from those of our competitors or adapt to new distribution methods that provide optimal user experiences, our business and financial results may be adversely affected.
The increasing number of digital media options available on the Internet, through social networking tools and through mobile and other devices distributing news and other content, is expanding consumer choice significantly. Faced with a multitude of media choices and a dramatic increase in accessible information, consumers may place greater value on when, where, how and at what price they consume digital content than they do on the source or reliability of such content. Further, as existing newspaper readers get older, younger generations may not develop similar readership habits. News aggregation websites and customized news feeds (often free to users) may reduce our traffic levels by driving interaction away from our websites or our digital applications. If traffic levels stagnate or decline, we may not be able to create sufficient advertiser interest in our digital businesses or to maintain or increase the advertising rates of the inventory on our digital platforms.
In addition, the range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising than for print advertising. Consequently, our digital advertising revenue may not be able to replace print advertising revenue lost as a result of the shift to digital consumption. A decrease in our customers’ advertising expenditures, reduced demand for our offerings or a surplus of advertising inventory could lead to a reduction in pricing and advertising spending, which could have an adverse effect on our businesses and assets. Our inability to maintain and/or improve the performance of our customers’ advertising results on our digital properties may negatively influence rates we achieve in the marketplace for our advertising inventory.
Paywalls on our newspaper websites require users to pay for content after accessing a limited number of pages or news articles for free each month. Our ability to build a subscriber base on our digital platforms through these packages depends on market acceptance, consumer habits, pricing, an adequate online infrastructure, terms of delivery platforms and other factors. If our print subscribers opt out of the digital packages in greater numbers than we anticipate, we may not generate expected circulation revenue. In addition, the paywall may result in fewer page views or unique visitors to our websites if digital viewers are unwilling to pay to gain access to our digital content. Stagnation or a decline in website traffic levels may adversely affect our advertiser base and advertising rates and result in a decline in digital revenue.
Technological developments also pose other challenges that could adversely affect our operating revenues and competitive position. New delivery platforms may lead to pricing restrictions, the loss of distribution control and the loss of a direct relationship with consumers. Our advertising and circulation revenues have declined, reflecting general trends in the newspaper industry, including declining newspaper buying (by young people in particular) and the migration to other available forms of media for news. We may also be adversely affected if the use of technology developed to block the display of advertising on websites proliferates.
Any changes we make to our business model to address these challenges may require significant capital investments. We may be limited in our ability to invest funds and resources in digital products, services or opportunities and we may incur costs of research and development in building and maintaining the necessary and continually evolving technology infrastructure. Some of our competitors may have greater operational, financial and other resources or may otherwise be better positioned to compete for opportunities and as a result, our digital businesses may be less successful, which may adversely affect our business and financial results.
Macroeconomic trends may adversely impact our business, financial condition and results of operations.
Our operating revenues are sensitive to discretionary spending available to advertisers and subscribers in the markets we serve, as well as their perceptions of economic trends and uncertainty. Weak economic indicators in various regions across the nation, such as high unemployment rates, weakness in housing and continued uncertainty caused by national and state governments’ inability to resolve fiscal issues in a cost efficient manner to taxpayers may adversely impact advertiser and subscriber sentiment. These conditions could impair our ability to maintain and grow our advertiser and subscriber bases.
Our business operates in highly competitive markets and our ability to maintain market share and generate operating revenues depends on how effectively we compete with our competition.
Our business operates in highly competitive markets. Our newspapers compete for audiences and advertising revenue with other newspapers as well as with other media such as the Internet, magazines, broadcast, cable and satellite television, radio, direct mail, and yellow pages. Some of our competitors have greater financial and other resources than we do.
Our newspaper publications generate significant percentages of their advertising revenue from a few categories, including automotive, employment, and real estate classified advertising. In recent years, websites dedicated to automotive, employment, and real estate advertising have become significant competitors of our newspapers and websites. As a result, even in the absence of a recession or economic downturn, technological, industry, or other changes specifically affecting these advertising sources could reduce advertising revenues and adversely affect our financial condition and results of operations.
Our operating revenues primarily consist of advertising and paid circulation. Competition for advertising expenditures and paid circulation comes from a variety of sources, including local, regional and national newspapers, the Internet, magazines, broadcast, cable and satellite television, radio, direct mail, yellow pages, outdoor billboards, and other media. Free daily newspapers have been recently introduced in several metropolitan markets, and there can be no assurance that free daily publications, or other publications, will not be introduced in any markets in which we publish newspapers. The National Do Not Call Registry has affected the way newspapers solicit home-delivery circulation, particularly for larger newspapers that historically have relied on telemarketing. Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics, and circulation levels. Competition for circulation is based largely upon the content of the newspaper, its price, editorial quality, customer service, and other sources of news and information. Circulation revenue and our ability to achieve price increases for our print products may be affected by competition from other publications and other forms of media available in our various markets, declining consumer spending on discretionary items like newspapers, decreasing amounts of free time, and declining frequency of regular newspaper buying among certain demographics. We may incur higher costs competing for advertising dollars and paid circulation. If we are not able to compete effectively for advertising dollars and paid circulation, our operating revenues may decline and our financial condition and results of operations may be adversely affected.
Decreases, or slow growth, in circulation may adversely affect our circulation and advertising revenues.
Our newspapers, and the newspaper industry as a whole, are experiencing challenges to maintain or grow print circulation and circulation revenue. This results from, among other factors, increased competition from other media, particularly the Internet, changing newspaper readership demographics and shifting preferences among some consumers to receive all or a portion of their news other than from a newspaper. These factors could affect our ability to implement circulation price increases for our print products.
In addition, our circulation revenue is sensitive to discretionary spending available to subscribers in the markets we serve, as well as their perceptions of economic trends and uncertainty. Weak economic indicators in various regions across the nation may adversely impact subscriber sentiment and therefore impair our ability to maintain and grow our circulation.

A prolonged decline in circulation could affect the rate and volume of advertising revenue. To maintain our circulation base, we may incur additional costs, and may not be able to recover these costs through circulation and advertising revenue. To address declining circulation, we may increase spending on marketing designed to retain our existing subscriber base and continue or create niche publications targeted at specific market groups. We may also increase marketing efforts to drive traffic to our proprietary websites.
We anticipate that readership analyses will become increasingly important now that the Alliance for Audited Media has agreed to publish readership statistics and recognize Internet use in addition to circulation information. We believe this is a positive industry development but we cannot predict its effect on advertising revenue.
We rely on revenue from the printing and distribution of publications for third parties that may be subject to many of the same business and industry risks that we are.
In 2014, we generated approximately 10.1% of our revenue from printing and distributing third-party publications, and our relationships with these third parties are generally pursuant to short-term contracts. As a result, if the macroeconomic and industry trends described herein such as the sensitivity to perceived economic weakness of discretionary spending available to advertisers and subscribers, circulation declines, shifts in consumer habits and the increasing popularity of digital media affect those third parties, we may lose, in whole or in part, a substantial source of revenue.
A decision by any of the three largest national publications or the major local publications to cease publishing and distribution in those markets, or seek alternatives to their current business practice of partnering with us, could materially impact our profitability.
Newsprint prices may continue to be volatile and difficult to predict and control.
Newsprint and ink expense was 8.6% of our total operating expenses in 2014. The price of newsprint has historically been volatile and the consolidation of North American newsprint mills over the years has reduced the number of suppliers. We have historically been able to realize favorable newsprint pricing by virtue of our company-wide volume and a long-term contract with a significant supplier. Failure to maintain our current consumption levels, further supplier consolidation or the inability to maintain our existing relationships with our newsprint suppliers may adversely affect newsprint prices in the future.
We may not be able to adapt to technological changes.
Advances in technologies or alternative methods of content delivery or changes in consumer behavior driven by these or other technologies could have a negative effect on our business. We cannot predict the effect such technologies will have on our operations. In addition, the expenditures necessary to implement these new technologies could be substantial and other companies employing such technologies before we are able to do so could aggressively compete with our business.
Technological developments may increase the threat of content piracy and limit our ability to protect intellectual property rights.
We seek to limit the threat of content piracy; however, policing unauthorized use of our products and services and related intellectual property is often difficult and the steps taken by us may not prevent the infringement by unauthorized third parties. Developments in technology increase the threat of content piracy by making it easier to duplicate and widely distribute pirated material. Protection of our intellectual property rights is dependent on the scope and duration of our rights as defined by applicable laws in the U.S. and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of our rights, or if existing laws are changed, our ability to generate revenue from intellectual property may decrease, or the cost of obtaining and maintaining rights may increase. There can be no assurance that our efforts to enforce our rights and protect our products, services and intellectual property will be successful in preventing content piracy.

We rely on third-party suppliers for various services.
We rely on third-party suppliers for various services. We do not control the operation of these suppliers. If any of these third-party suppliers terminate their relationship with us, or do not provide an adequate level of service, it would be disruptive to our business as we seek to replace the supplier or remedy the inadequate level of service. This disruption may adversely affect our operating results.
We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business, or to defend successfully against intellectual property infringement claims by third parties.
Our ability to compete effectively depends in part upon our intellectual property rights, including our trademarks, copyrights and proprietary technology. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property rights and proprietary technology may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary technology, or to defend against claims by third parties that the conduct of our businesses or our use of intellectual property infringes upon such third party’s intellectual property rights. Any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained in all cases. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in such intellectual property. In addition, we may have to seek a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms, or at all. Our business, financial condition or results of operations may be adversely affected as a result.
Adverse results from litigation or governmental investigations can impact our business practices and operating results.
From time to time, we could be party to litigation, including matters relating to alleged libel or defamation, and regulatory, environmental and other proceedings with governmental authorities and administrative agencies. Adverse outcomes in lawsuits or investigations may result in significant monetary damages or injunctive relief that may adversely affect our operating results or financial condition as well as our ability to conduct our businesses as they are presently being conducted.
We may not achieve the acquisition component of our business strategy, or successfully complete strategic acquisitions, investments or divestitures.
We continuously evaluate our businesses and make strategic acquisitions, investments and divestitures as part of our strategic plan. These transactions involve challenges and risks in negotiation, execution, valuation and integration. There can be no assurance that any such acquisitions, investments or divestitures can be completed.
Acquisitions are an important component of our business strategy; however, there can be no assurance that we will be able to grow our business through acquisitions, that any businesses acquired will perform in accordance with expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. Future acquisitions may result in the incurrence of debt and contingent liabilities, an increase in interest and amortization expense and significant charges relative to integration costs. Our strategy could be impeded if we do not identify suitable acquisition candidates and our financial condition and results of operations will be adversely affected if we overpay for acquisitions. Even if successfully negotiated, closed and integrated, certain acquisitions may prove not to advance our business strategy and may fall short of expected returns.
Acquisitions involve a number of risks, including, (i) problems implementing disclosure controls and procedures for the newly acquired business; (ii) the challenges in achieving strategic objectives, cost savings and other anticipated benefits; (iii) unforeseen difficulties extending internal control over financial reporting and performing the required assessment at the newly acquired business; (iv) potential adverse short-term effects on operating results through increased costs or otherwise; (v) potential future impairments of goodwill associated with the acquired business; (vi) diversion of management’s attention and failure to recruit new, and retain existing, key personnel of the acquired business; (vii) failure to successfully implement systems integration; (viii) exceeding the capability of our systems; and (ix) the risks inherent in the systems of the acquired business and risks associated with unanticipated events or liabilities, any of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, we may not be able to obtain financing necessary to complete acquisitions on attractive terms or at all.
Our ability to operate effectively could be impaired if we fail to attract and retain our senior management team.
Our success depends, in part, upon the continuing contributions of our senior management team. There is no guarantee that they will not leave. The loss of the services of any member of our senior management team or the failure to attract qualified persons to our senior management team may have a material adverse effect on our business or our business prospects.
We may be obligated to make greater contributions to multiemployer defined benefit pension plans that cover our union-represented employees in the next several years than previously required, placing greater liquidity needs upon our operations.
We contribute to a number of multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover our union-represented employees. We are the only employer whose employees represent more than 5% of the total participation of each of the Chicago Newspaper Publishers Drivers’ Union Pension Plan (the “Drivers’ Plan”) and the GCIU Employer Retirement Benefit Plan.
On March 31, 2010, the Drivers’ Plan was certified by its actuary to be in critical status for the plan year beginning January 1, 2010. As a result, the trustees of the Drivers’ Plan were required to adopt and implement a rehabilitation plan as of January 1, 2011 designed to enable the Drivers’ Plan to cease being in critical status within the period of time stipulated by the Internal Revenue Code (the “IRC”). The terms of the rehabilitation plan adopted by the trustees require Tribune Publishing to make increased contributions beginning on January 1, 2011 through December 31, 2025, and the trustees of the Drivers’ Plan project that it will emerge from critical status on January 1, 2026. Based on the actuarial assumptions utilized as of January 1, 2010 to develop the rehabilitation plan, it is estimated that Tribune Publishing’s remaining share of the funding obligations to the Drivers’ Plan during the rehabilitation plan period is approximately $84.3 million as of December 28, 2014. The funding obligation is subject to change based on a number of factors, including actual returns on plan assets as compared to assumed returns, changes in the number of plan participants and changes in the rate used for discounting future benefit obligations.
The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer withdraws from or otherwise ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Alternatively, if we stop participating in one of our multiemployer plans, we may incur a withdrawal liability based on the unfunded status of the plan.
Our possession and use of personal information and the use of payment cards by our customers present risks and expenses that could harm our business. Unauthorized access to or disclosure or manipulation of such data, whether through breach of our network security or otherwise, could expose us to liabilities and costly litigation and damage our reputation.
Our online systems store and process confidential subscriber and other sensitive data, such as names, email addresses, addresses, personal health information, and other personal information. Therefore, maintaining our network security is critical. Additionally, we depend on the security of our third-party service providers. Unauthorized use of or inappropriate access to our, or our third-party service providers’ networks, computer systems and services could potentially jeopardize the security of confidential information, including payment card (credit or debit) information, of our customers. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we or our third-party service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Non-technical means, for example, actions by an employee, can also result in a data breach. A party that is able to circumvent our security measures could misappropriate our proprietary information or the information of our customers or users, cause interruption in our operations, or damage our computers or those of our customers or users. As a result of any such breaches, customers or users may assert claims of liability against us and these activities may subject us to legal claims, adversely impact our reputation, and interfere with our ability to provide our products and services, all of which may have a material adverse effect on our business, financial condition and results of operations. The coverage and limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

A significant number of our customers authorize us to bill their payment card accounts directly for all amounts charged by us. These customers provide payment card information and other personally identifiable information which, depending on the particular payment plan, may be maintained to facilitate future payment card transactions. Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the banks that issue the payment cards for their related expenses and penalties. In addition, if we fail to follow payment card industry data security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give our customers the option of using payment cards. If we were unable to accept payment cards, our business would be seriously harmed.
There can be no assurance that any security measures we, or our third-party service providers, take will be effective in preventing a data breach. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose customers or users. Failure to protect confidential customer data or to provide customers with adequate notice of our privacy policies could also subject us to liabilities imposed by United States federal and state regulatory agencies or courts. We could also be subject to evolving state laws that impose data breach notification requirements, specific data security obligations, or other consumer privacy-related requirements. Our failure to comply with any of these laws or regulations may have an adverse effect on our business, financial condition and results of operations.
Labor strikes, lockouts and protracted negotiations can lead to business interruptions and increased operating costs.
As of December 28, 2014, union employees comprised approximately 12% of our workforce. We are required to negotiate collective bargaining agreements across our business units on an ongoing basis. Complications in labor negotiations can lead to work slowdowns or other business interruptions and greater overall employee costs. If we or our suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions or others could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by disrupting our ability to provide customers with our products or services. Depending on its duration, any lockout, strike or work stoppage may have an adverse effect on our operating revenues, cash flows or operating income or the timing thereof.
Our revenues and operating results fluctuate on a seasonal basis and may suffer if revenues during the peak season do not meet our expectations.
Our advertising business is seasonal, and our quarterly revenues and operating results typically exhibit seasonality. Our revenues and operating results tend to be higher in second and fourth quarters than first and third quarters. Results for the second quarter reflect spring advertising revenues, while the fourth quarter includes advertising revenues related to the holiday season. Our operating results may suffer if advertising revenues during the second and fourth quarter do not meet expectations. Our working capital and cash flows also fluctuate as a result of this seasonality. Moreover, the operational risks described elsewhere in these risk factors may be significantly exacerbated if those risks were to occur during the fourth quarter.
We may not be able to access the credit and capital markets at the times and in the amounts needed and on acceptable terms.
From time to time we may need to access the long-term and short-term capital markets to obtain financing. Although we believe that the sources of capital in place will permit us to finance our operations for the foreseeable future on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (1) our financial performance, (2) our credit ratings or absence of a credit rating, (3) the liquidity of the overall capital markets and (4) the state of the economy. There can be no assurance that we will have access to the capital markets on terms acceptable to us.
We may incur significant costs to address contamination issues at certain sites operated or used by our publishing businesses.
In connection with the distribution, we agreed to indemnify TCO for any claims or expenses related to certain identified environmental issues. The identified issues generally relate to sites previously owned, operated or used by TCO’s publishing businesses and now used for our publishing businesses at which contamination was identified. Historically, TCO’s publishing business was obligated to investigate and remediate contamination at certain of these sites. TCO was also required to contribute to cleanup costs at certain of these sites that were third-party waste disposal facilities at which it disposed of its wastes. We could have additional investigation and remediation obligations and be required to contribute to cleanup costs at these facilities. Environmental liabilities, including investigation and remediation obligations, could adversely affect our operating results or financial condition.
Changes in accounting standards can significantly impact reported earnings and operating results.
Generally accepted accounting principles and accompanying pronouncements and implementation guidelines for many aspects of our business, including those related to revenue recognition, intangible assets, pensions, income taxes and stock-based compensation are complex and involve significant judgment. Changes in these rules or their interpretation may significantly change our reported earnings and operating results.
Events beyond our control may result in unexpected adverse operating results.
Our results could be affected in various ways by global or domestic events beyond our control, such as wars, political unrest, acts of terrorism, and natural disasters. Such events can quickly result in significant declines in advertising revenue and significant increases in newsgathering costs.
Risks Relating to the Distribution
We have limited operating history as a separate public company and may be unable to operate profitably as a stand-alone company.
We have limited operating history as a separate, stand-alone public company. Historically, because the publishing and the broadcasting businesses that comprised TCO had been under one ultimate parent, they had been able to rely, to some degree, on the earnings, assets, and cash flow of each other for capital requirements. Since the distribution, we are able to rely only on the publishing business for such requirements. We cannot assure you that, as a separate public company, operating results will continue at historical levels, or that we will be profitable. Additionally, prior to the distribution, we relied on TCO for various financial, administrative and managerial services in conducting our operations. Following the distribution, we maintain our own credit and banking relationships and perform our own financial and investor relations functions. We cannot assure you that we will be able to successfully maintain the financial functions, administration and management necessary to operate as a separate company or that we will not incur additional costs operating as a separate public company. For example, prior to the distribution, we, as part of TCO’s business, were able to use TCO’s size to procure products and services on favorable terms. We could experience some increased costs after the distribution as a result of the absence of such economies of scale. Any such additional or increased costs may have a material adverse effect on our business, financial condition, or results of operations.
Our historical financial information may not be indicative of our future results as a separate public company.
The historical financial information we have included in this report for the period prior to the distribution may not reflect what our results of operations, financial position and cash flows would have been had we been a separate public company during the periods presented or be indicative of what our results of operations, financial position, and cash flows may be in the future as a separate public company. The historical financial information for the periods prior to the distribution does not reflect the increased costs associated with being a separate public company, including changes in our cost structure, personnel needs, financing, and operations of our business as a result of the distribution. Our historical financial information for the periods prior to the distribution reflects allocations for services historically provided by TCO, and we expect these allocated costs to be different from the actual costs we will incur for these services in the future as a separate public company. In some instances, the costs incurred for these services as a separate public company may be higher than the share of total TCO expenses allocated to our business historically.
For additional information about our past financial performance and the basis of presentation of our financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated and Combined Financial Statements and the notes thereto in this report.

We may incur increased costs after the distribution or as a result of the separation from TCO that may cause our profitability to decline.
Historically, our business has been operated as one of TCO’s segments, and TCO has performed many corporate functions for our operations, including managing financial and human resources systems, internal auditing, investor relations, treasury services, select accounting functions, finance and tax administration, benefits administration, legal, governmental relations and regulatory functions. Following the distribution, TCO has provided transitional support to us with respect to certain of these functions for the periods specified in the transition services agreement and various other agreements. We have been replicating certain systems, infrastructure and personnel to which we no longer have access from TCO. However, we may misjudge our requirements for these services and systems on a stand-alone basis, and may incur greater than expected capital and other costs associated with developing and implementing our own support functions in these areas. These costs may exceed the costs we pay to TCO during the transition period.
In addition, there may be an adverse operational effect on our business as a result of the significant time our management and other employees and internal resources will need to dedicate to building these capabilities during the first few years following the distribution that otherwise would be available for other business initiatives and opportunities. As we operate these functions independently, if we have not developed adequate systems and business functions, or obtained them from other providers, we may not be able to operate the company effectively and our profitability may decline.
Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time- consuming, and our accounting, management and financial reporting systems may not be adequately prepared to comply with public company reporting, disclosure controls and internal control over financial reporting requirements.
We have historically operated as a subsidiary of TCO and have not been subject to the same financial and other reporting and corporate governance requirements as a public company. As a public company, we are required, among other things, to: (i) prepare and file periodic and current reports, and distribute other stockholder communications, in compliance with the federal securities laws, SEC reporting requirements and New York Stock Exchange rules; (ii) institute comprehensive compliance, investor relations and internal audit functions under the Sarbanes-Oxley Act of 2002; and (iii) evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with rules and regulations of the SEC and the Public Company Accounting Oversight Board. The changes necessitated by becoming a public company require a significant commitment of additional resources and management oversight, which have increased our operating costs. These changes also place significant additional demands on our finance and accounting staff and on our financial accounting and information systems and may require us to upgrade our systems, implement additional financial and management controls, reporting systems, IT systems and procedures, and hire additional accounting, legal and finance staff. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses.
In particular, beginning with the year ending December 27, 2015, we will be required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes- Oxley Act of 2002. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. In addition, following the distribution, we are required under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting (at such time as it is required to do so), investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If we are unable to upgrade our systems, implement additional financial and management controls, reporting systems, IT systems and procedures, and hire additional accounting, legal and finance staff in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act and the Sarbanes-Oxley Act could be impaired.

As discussed in Item 9A - Controls and Procedures of this Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting as of December 28, 2014 relating to an insufficient complement of finance and accounting resources within the organization and an ineffective control environment. As a result of these material weaknesses, we concluded that our disclosure controls and procedures were not effective as of December 28, 2014. Although we have taken steps to remediate these material weaknesses (see Item 9A for a description of the identified material weaknesses and related remediation plans), we have not yet fully remediated these material weaknesses. If we do not complete our remediation in a timely manner or if the remediation measures that we have implemented and intend to implement are inadequate to address our existing material weaknesses or to identify or prevent additional material weaknesses, there will continue to be an increased risk of future material misstatements in our annual or interim financial statements.
We may incur increased expenses if the transition services agreement and other agreements with TCO are terminated.
In connection with the distribution, we entered into a transition services agreement and various other agreements with TCO, pursuant to which TCO provides us with certain specified services on a transitional basis, including in such areas as human resources, risk management, treasury, legal, internal audit, technology support and other areas where we may need assistance and support following the distribution. Depending on the particular service being provided, the agreements extend for up to two years after the distribution, but may be terminated earlier under certain circumstances, including a default. If one or more of the agreements are terminated, we may be required to obtain such services from a third party. This may be more expensive than the fees that we are required to pay under the agreements with TCO.
If the distribution does not qualify as a tax-free distribution under Section 355 of the IRC, including as a result of subsequent acquisitions of stock of TCO or Tribune Publishing, then TCO or TCO stockholders and warrantholders may be required to pay substantial U.S. federal income taxes, and Tribune Publishing may be obligated to indemnify TCO for such taxes imposed on TCO or TCO stockholders and warrantholders as a result thereof.
TCO received a private letter ruling (the “IRS Ruling”) from the Internal Revenue Service (the “IRS”) to the effect that the distribution and certain related transactions qualify as tax-free to TCO, Tribune Publishing and the TCO stockholders and warrantholders for U.S. federal income tax purposes. Although a private letter ruling from the IRS generally is binding on the IRS, the IRS Ruling does not rule that the distribution satisfies every requirement for a tax-free distribution, and the parties rely solely on the opinion of counsel described below for comfort that such additional requirements are satisfied.
In connection with the distribution, TCO received an opinion of Debevoise & Plimpton LLP, special tax counsel to TCO, to the effect that the distribution and certain related transactions qualify as tax-free to TCO and the stockholders and warrantholders of TCO. The opinion of TCO’s special tax counsel relied on the IRS Ruling as to matters covered by it.
The IRS Ruling and the opinion of TCO’s special tax counsel are based on, among other things, certain representations and assumptions as to factual matters made by TCO and certain of the TCO stockholders. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the IRS Ruling or the opinion of TCO’s special tax counsel. An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the IRS Ruling and the opinion of TCO’s special tax counsel are based on then current law, and cannot be relied upon if the law changes with retroactive effect.
The distribution is taxable to TCO pursuant to Section 355(e) of the IRC if there is a 50% or more change in ownership of either TCO or Tribune Publishing, directly or indirectly, as part of a plan or series of related transactions that include the distribution. Section 355(e) might apply if other acquisitions of stock of TCO before or after the distribution, or of Tribune Publishing after the distribution, are considered to be part of a plan or series of related transactions that include the distribution. If Section 355(e) applied, TCO might recognize a very substantial amount of taxable gain.
Under the tax matters agreement, in certain circumstances, and subject to certain limitations, we are required to indemnify TCO against taxes on the distribution that arise as a result of our actions or failures to act after the distribution. See “-Risks Relating to the Distribution-We will be unable to take certain actions after the distribution because such actions could jeopardize the tax-free status of the distribution, and such restrictions could be significant.” In some cases, however,

TCO might recognize gain on the distribution without being entitled to an indemnification payment under the tax matters agreement.
We will be unable to take certain actions after the distribution because such actions could jeopardize the tax-free status of the distribution, and such restrictions could be significant.
The tax matters agreement prohibits us from taking actions that could reasonably be expected to cause the distribution to be taxable or to jeopardize the conclusions of the IRS Ruling or opinions of counsel received by us or TCO. In particular, for two years after the distribution, we may not:

•
enter into any agreement, understanding or arrangement or engage in any substantial negotiations with respect to any transaction involving the acquisition, issuance, repurchase or change of ownership of our capital stock, or options or other rights in respect of our capital stock, subject to certain exceptions relating to employee compensation arrangements and open market stock repurchases;

•	cease the active conduct of our business; or

•	voluntarily dissolve, liquidate, merge or consolidate with any other person, unless we survive and the transaction otherwise complies with the restrictions in the tax matters agreement.
Nevertheless, we are permitted to take any of the actions described above if we obtain TCO’s consent, or if we obtain a supplemental IRS private letter ruling (or an opinion of counsel that is reasonably acceptable to TCO) to the effect that the action will not affect the tax-free status of the distribution. However, the receipt by us of any such consent, opinion or ruling does not relieve us of any obligation we have to indemnify TCO for an action we take that causes the distribution to be taxable to TCO.
Because of these restrictions, for two years after the distribution, we may be limited in the amount of capital stock that we can issue to make acquisitions or to raise additional capital. Also, our indemnity obligation to TCO may discourage, delay or prevent a third party from acquiring control of us during this two-year period in a transaction that our stockholders might consider favorable.
After the distribution, certain members of management, directors and stockholders may face actual or potential conflicts of interest.
After the distribution, our management and directors and the management and directors of TCO may own both TCO common stock and our common stock. This ownership overlap could create, or appear to create, potential conflicts of interest when our management and directors and TCO’s management and directors face decisions that could have different implications for us and TCO. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and TCO regarding the terms of the agreements governing the distribution and our relationship with TCO thereafter. These agreements include the separation and distribution agreement, the tax matters agreement, the employee matters agreement, the transition services agreement and any commercial agreements between the parties or their affiliates. Potential conflicts of interest may also arise out of any commercial arrangements that we or TCO may enter into in the future.
Direct or indirect ownership of our securities could result in the violation of the FCC’s media ownership rules by investors with “attributable interests” in certain broadcast stations in the same market as one or more of our daily newspapers.
In connection with the distribution, stockholders of TCO received shares of our common stock. The FCC’s “Newspaper Broadcast Cross Ownership Rule” (the “NBCO Rule”) prohibits a person or entity from having an “attributable” ownership or positional interest in a broadcast station and a daily newspaper published in the same market. Under FCC rules, the following relationships and interests are considered “attributable” for purposes of applying the NBCO Rule: (i) all officers and directors of a corporate licensee and its direct or indirect parent(s); (ii) voting stock interests of at least 5%; (iii) voting stock interests of at least 20%, if the holder is a passive institutional investor (such as an investment company, as defined in 15 U.S.C. 80a-3, bank, or insurance company); (iv) any equity interest in a limited partnership or limited liability company, unless “insulated” from day-to-day operational activities; and (v) equity and/or debt interests that in the aggregate exceed 33% of a media company’s total assets, if the holder supplies more than 15% of a broadcast station’s total weekly programming or is a same-market broadcast company or daily newspaper publisher. Holders of attributable interests in broadcast stations and daily newspapers may have the effect of limiting the strategic business opportunities available to the broadcast company as a result of also holding an attributable interest in the newspaper company, including limiting the current ability of TCO to acquire or to continue to be licensed to operate broadcast stations in markets where Tribune Publishing publishes a daily newspaper. If an investor holds attributable ownership interests in both TCO and Tribune Publishing, for example, because TCO operates television stations and Tribune Publishing publishes daily newspapers in the same market, the FCC may require the common holder of attributable interests in both properties to reduce or eliminate one of their attributable interests as part of its action on any application filed by TCO.
TCO’s existing Chicago market radio/television/newspaper combination has been permanently grandfathered by the FCC, and its television/newspaper combinations in the New York, Los Angeles, Miami-Fort Lauderdale and Hartford-New Haven markets are subject to temporary waivers of the NBCO Rule granted on November 16, 2012, in connection with the FCC’s approval of TCO’s plan of reorganization (the “Exit Order”). The temporary waivers, among other things, required TCO to come into compliance with the NBCO Rule within one year from the release date of the Exit Order, September 16, 2013. TCO filed with the FCC a request for extension of the temporary NBCO Rule waivers granted in the Exit Order on September 12, 2013 (in New York, Los Angeles, Miami-Fort Lauderdale and Hartford-New Haven). On September 4, 2014, the request was amended to reflect the spin-off of Tribune Publishing, with an indication that three current stockholders of TCO also hold attributable interests in Tribune Publishing.
Under the current policies of the FCC in applying the NBCO Rule, if a publisher of a daily newspaper such as Tribune Publishing acquires a daily newspaper giving rise to prohibited common cross-ownership with a broadcast licensee, such as TCO, the broadcast licensee generally is given until the date of its next renewal application to resolve the prohibited common ownership. Entities seeking FCC approval to acquire broadcast licensees are required to demonstrate compliance with the media ownership rules, including the NBCO Rule, or obtain waivers of those rules. On March 31, 2014, the FCC initiated its Congressionally-mandated 2014 Quadrennial Review proceeding, in which it is requesting comment on whether its media ownership rules, including the NBCO Rule, are necessary in the public interest as a result of competition. As part of this proceeding, the FCC may revisit the time provided for broadcast licensees to come into compliance with the NBCO Rule as the result of the acquisition of an attributable interest in a daily newspaper. The FCC has indicated it does not intend to act on the 2014 Quadrennial Review before June 30, 2016 at the earliest. We cannot predict the outcome of this proceeding or whether or the extent to which the FCC will reauthorize TCO’s existing temporary waivers or grant permanent or temporary waivers in the future.
Federal and state fraudulent transfer laws and Delaware corporate law may permit a court to void the distribution and related transactions, which would adversely affect our financial condition and our results of operations.
In connection with the distribution, TCO undertook a series of internal corporate reorganization transactions which, along with the contribution of TCO’s publishing businesses, the distribution of Tribune Publishing shares and the cash dividend paid to TCO, may be subject to challenge under federal and state fraudulent conveyance and transfer laws as well as under Delaware corporate law. Under applicable laws, any transaction, contribution or distribution contemplated as part of the distribution could be voided as a fraudulent transfer or conveyance if, among other things, the transferor received less than reasonably equivalent value or fair consideration in return and was insolvent or rendered insolvent by reason of the transfer.
We cannot be certain as to the standards a court would use to determine whether or not any entity involved in the distribution was insolvent at the relevant time. In general, however, a court would look at various facts and circumstances related to the entity in question, including evaluation of whether or not: (i) the sum of its debts, including contingent and unliquidated liabilities, was greater than the fair saleable value of all of its assets; (ii) the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or (iii) it could pay its debts as they become due.
If a court were to find that any transaction, contribution or distribution involved in the distribution was a fraudulent transfer or conveyance, the court could void the transaction, contribution or distribution. In addition, the distribution could also be voided if a court were to find that it is not a legal distribution or dividend under Delaware corporate law. The resulting complications, costs and expenses of either finding would materially adversely affect our financial condition and results of operations.

Risks Relating to our Indebtedness
In connection with the distribution, we incurred indebtedness, which could adversely affect our financial condition and our operating activities.
In connection with the distribution, on August 4, 2014 we entered into a credit agreement (the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”), and the lenders party thereto (the “Senior Term Facility”) in which we borrowed $350 million. We used a portion of the proceeds to fund a cash dividend to TCO of $275 million immediately prior to the distribution. In addition, in connection with the distribution, on August 4, 2014 Tribune Publishing and the Subsidiary Guarantors, in their capacities as borrowers thereunder, entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility with aggregate maximum commitments (subject to availability under a borrowing base) of approximately $140 million and entered into a letter of credit arrangement to allow up to $30 million of cash backed letters of credit, with $27.5 million issued on our behalf as of the distribution date. We also had $19.3 million of additional letters of credit issued under the Senior ABL Facility as of the distribution date and undrawn as of December 28, 2014. The Senior ABL Facility includes flexibility for additional letters of credit to be issued thereunder. In addition, subject to certain conditions, without the consent of the applicable then existing lenders (but subject to the receipt of commitments), each of the Senior ABL Facility and the Senior Term Facility may be expanded by certain incremental commitments by an amount up to (i) $75 million in the case of the Senior ABL Facility and (ii) in the case of the Senior Term Facility, (A) the greater of $100 million and an amount as will not cause the net senior secured leverage ratio after giving effect to such incurrence to exceed 2.00 to 1.00, plus (B) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility on the distribution date and refinancing debt in respect of such loans. Our level of debt could have important consequences to our stockholders, including:

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to pay dividends;

•	exposing us to the risk of increased interest rates to the extent that our borrowings are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt and more favorable terms and thereby affecting our ability to compete; and

•	increasing our cost of borrowing.
We may incur additional indebtedness to capitalize on business opportunities which could increase the risks related to our high level of indebtedness.
Our Senior Credit Facilities allow us and our subsidiaries to incur significant amounts of additional indebtedness in certain circumstances, including the incremental commitments under such facilities, and other debt which may be secured or unsecured. We may incur such additional indebtedness to finance acquisitions or investments. If we incur such additional indebtedness, our interest and amortization obligations would likely increase and the risks related to our high level of debt could intensify.

We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. For information regarding the risks to our business that could impair our ability to satisfy our obligations under our indebtedness, see “-Risks Relating to Our Business.” If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The agreements governing our indebtedness restrict our ability to dispose of assets and use the proceeds from those dispositions and also restrict our ability to raise debt capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial condition and results of operations and our ability to satisfy our obligations under our indebtedness.
If we cannot make scheduled payments on our debt, we will be in default and lenders could declare all outstanding principal and interest to be due and payable, the lenders under our Senior ABL Facility could terminate their commitments to loan money, the lenders could foreclose against the assets securing their loans and we could be forced into bankruptcy or liquidation. All of these events could result in you losing some or all of the value of your investment.
The terms of the agreements governing our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions, which could harm our long-term interests.
The agreements governing our Senior Credit Facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests. These restrictions might hinder our ability to grow in accordance with our strategy. A breach of the covenants under the agreements governing our indebtedness could result in an event of default under those agreements. Such a default may allow certain creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event the lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
As a result of all of these restrictions, we may be: (i) limited in how we conduct our business; (ii) limited or unable to pay dividends to our stockholders in certain circumstances; (iii) unable to raise additional debt or equity financing to operate during general economic or business downturns; or (iv) unable to compete effectively or to take advantage of new business opportunities.
Our indebtedness has variable rates of interest, which could subject us to interest rate risk or cause our debt service obligations to increase significantly.
Borrowings under the Senior ABL Facility are at variable rates of interest and, to the extent LIBOR exceeds 1.00%, borrowings under our Senior Term Facility are at variable rates of interest, which could expose us to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, our future debt service obligations on the variable rate portion of our indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn under our Senior Credit Facilities and LIBOR exceeds 1.00%, each quarter point change in interest rates would result in a $1.2 million change in annual interest expense on our indebtedness. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility. However, due to risks for hedging gains and losses and cash settlement costs, we may elect not to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Risks Related to Tribune Media Company’s Emergence from Bankruptcy
We may not be able to settle, on a favorable basis or at all, unresolved claims filed in connection with the Chapter 11 proceedings and resolve the appeals seeking to overturn the order confirming the Plan.
On December 31, 2012, TCO and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) that had filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. Certain of the legal entities included in the Consolidated and Combined Financial Statements of Tribune Publishing were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. See Notes 2 and 3 to the Consolidated and Combined Financial Statements for further information. The Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material.
On April 12, 2012, the Debtors, the official committee of unsecured creditors and creditors under certain TCO prepetition debt facilities filed the Fourth Amended Joint Plan of Reorganization for Tribune Company and its Subsidiaries (subsequently amended and modified, the “Plan”) with the Bankruptcy Court. On July 23, 2012, the Bankruptcy Court issued an order confirming the Plan (the “Confirmation Order”). Several notices of appeal of the Confirmation Order have been filed. The appellants seek, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court, including the settlement of certain claims and causes of action related to the Leveraged ESOP Transactions that was embodied in the Plan (see Note 2 to the Consolidated and Combined Financial Statements for further information). There is currently no stay of the Confirmation Order in place pending resolution of the confirmation-related appeals. In January 2013, TCO filed a motion before the Delaware District Court to dismiss the appeals as equitably moot, based on the substantial consummation of the Plan. On June 18, 2014 the Delaware District Court entered an order granting in part and denying in part the motion to dismiss. On July 16, 2014, notices of appeal of the Delaware District Court’s order were filed with the U.S. Court of Appeals for the Third Circuit by Aurelius, Law Debenture, and Deutsche Bank. Briefing before the Third Circuit was completed in February 2015, and no date has been set for oral argument. If the appellants were successful in overturning the Confirmation Order and certain prior orders of the Bankruptcy Court, our financial condition may be adversely affected.
Risks Relating to our Common Stock and the Securities Market
Certain provisions of our certificate of incorporation, by-laws, tax matters agreement, separation and distribution agreement, employee matters agreement, transition services agreement, and Delaware law may discourage takeovers.
Our amended and restated certificate of incorporation and amended and restated by-laws contain certain provisions that may discourage, delay or prevent a change in our management or control over us. For example, our amended and restated certificate of incorporation and amended and restated by-laws, collectively:

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;

•	provide that vacancies on our Board of Directors, including vacancies resulting from an enlargement of our Board of Directors, may be filled only by a majority vote of directors then in office;

•	prohibit stockholders from calling special meetings of stockholders;

•	prohibit stockholder action by written consent;

•	establish advance notice requirements for nominations of candidates for elections as directors or to bring other business before an annual meeting of our stockholders; and

•
require the approval of holders of at least 66 2/3% of the outstanding shares of our common stock to amend certain provisions of our amended and restated certificate of incorporation or to amend our amended and restated by-laws.

These provisions could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of stockholders may consider such proposal, if effected, desirable. Such provisions could also make it more difficult for third parties to remove and replace the members of the Board of Directors. Moreover, these provisions may inhibit increases in the trading price of our common stock that may result from takeover attempts or speculation.
Under the tax matters agreement, we have agreed to indemnify TCO for certain tax related matters, and we may be unable to take certain actions after the distribution. See “Risks Relating to the Distribution- We will be unable to take certain actions after the distribution because such actions could jeopardize the tax-free status of the distribution, and such restrictions could be significant.” In addition, the separation and distribution agreement, the tax matters agreement, the employee matters agreement and the transition services agreement cover specified indemnification and other matters that may arise after the distribution. The separation and distribution agreement, the tax matters agreement, the employee matters agreement and the transition services agreement may have the effect of discouraging or preventing an acquisition of us or a disposition of our business.
Substantial sales of our common stock or the perception that such sales might occur, could depress the market price of our common stock.
Substantially all of the shares of our common stock distributed in the distribution were eligible for immediate resale in the public market, except for shares held by “affiliates” (as that term is defined in Rule 144 under the Securities Act), which became eligible for resale six months following the distribution. Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could depress the market price of our common stock. In addition, our smaller size and different investment characteristics may not appeal to the stockholders of TCO who received shares of our common stock in the distribution, and they may seek to dispose of large amounts of our common stock. There is no assurance that there will be sufficient buying interest to offset any such sales, and, accordingly, the price of our common stock may be depressed by those sales and have periods of volatility.
The market price for our common stock may be volatile, and you may not be able to sell your common stock at the initial trading price.
There was no public market for our common stock prior to the distribution. An active public market for our common stock may not be sustained. Many factors could cause the trading price of our common stock to rise and fall, including the following: (i) declining newspaper print circulation; (ii) declining operating revenues derived from our core business; (iii) variations in quarterly results; (iv) announcements regarding dividends; (v) announcements of technological innovations by us or by competitors; (vi) introductions of new products or services or new pricing policies by us or by competitors; (vii) acquisitions or strategic alliances by us or by competitors; (viii) recruitment or departure of key personnel or key groups of personnel; (ix) the gain or loss of significant advertisers or other customers; (x) changes in the estimates of our operating performance or changes in recommendations by any securities analysts that elect to follow our stock; and (xi) market conditions in the newspaper industry, the media industry, the industries of our customers, and the economy as a whole.
Our ability to pay regular dividends to our stockholders is subject to the discretion of our Board of Directors and may be limited by restrictions under our Senior Credit Facilities and applicable provisions of Delaware law.
We expect to pay quarterly cash dividends on our common stock. However, our Board of Directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. The declaration and payment of dividends to holders of our common stock is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, restrictions imposed by applicable law, our taxable income, our operating expenses, changes in our business needs, including working capital and funding for business initiatives or acquisitions, changes in corporate strategy, and other factors our Board of Directors deems relevant. In addition, because we are a holding company with no material direct operations, we are dependent on loans, dividends and other payments from our operating subsidiaries to generate the funds necessary to pay dividends on our common stock. We expect to cause our subsidiaries to make distributions to us in an amount sufficient for us to pay dividends. However, their ability to make such distributions will be subject to their operating results, cash requirements and financial condition and the applicable provisions of Delaware law that may limit the amount of funds available for distribution, and our ability to pay cash dividends will be subject to covenants and financial ratios related to existing or future indebtedness, including under our Senior Credit Facilities, and other agreements with third parties.
In addition, each of the companies in our corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock.
If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the security or industry analysts downgrades our stock, ceases coverage of our company, fails to publish reports on us regularly, or publishes misleading or unfavorable research about our business, demand for our stock may decrease, which could cause our stock price or trading volume to decline.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the General Corporation Law of the State of Delaware (the “DGCL”), our amended and restated certificate of incorporation or our amended and restated by-laws or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Our facilities occupy approximately 6.4 million square feet in the aggregate, of which approximately 2.5 million square feet is leased from third parties and approximately 3.9 million square feet is leased from subsidiaries of Tribune Real Estate Holdings, LLC pursuant to lease agreements containing arm’s-length terms, which were determined based on the recommendations of an independent licensed real estate appraiser. Tribune Real Estate Holdings, LLC is a subsidiary of TCO.
We currently have newspaper production facilities in California, Connecticut, Florida, Illinois, Maryland and Pennsylvania. Each of these facilities is leased from a subsidiary of Tribune Real Estate Holdings, LLC; however, we own substantially all of the production equipment. There are 18 net leases for Tribune Publishing’s industrial facilities which include printing plants, distribution facilities and related office space. For printing plants the initial lease term is 10 years with two options to renew for additional 10 year terms. For distribution facilities, the initial lease term is 5 years with either two options to renew for additional 5 year terms or three options to renew for additional 5 year terms.
Our corporate headquarters are in the Tribune Tower located at 435 North Michigan Avenue, Chicago, Illinois. The leases for Tribune Tower in Chicago and Los Angeles Times Square, both of which are large multi-tenant buildings, are gross leases which provide for professional management of the building. At Tribune Tower, Tribune Publishing leases approximately 318,000 square feet, while at Los Angeles Times Square, Tribune Publishing leases approximately 277,000 square feet. The gross leases provide for an initial term of 5 years with renewal options for up to two additional 5 year terms.
Many of our local media organizations have outside news bureaus, sales offices and distribution centers that are leased from third parties.
We believe that our current facilities, including the terms and conditions of the relevant lease agreements, are adequate to operate our businesses as currently conducted.
Item 3. Legal Proceedings
We are subject to various legal proceedings and claims that have arisen in the ordinary course of business. The legal entities comprising our operations are defendants from time to time in actions for matters arising out of their business operations. In addition, the legal entities comprising our operations are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies.
On December 31, 2012, TCO and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) that had filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. Certain of the legal entities included in the Consolidated and Combined Financial Statements of Tribune Publishing were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. The Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material.
On April 12, 2012, the Debtors, the official committee of unsecured creditors and creditors under certain TCO prepetition debt facilities filed the Plan with the Bankruptcy Court. On July 23, 2012, the Bankruptcy Court issued the Confirmation Order. Several notices of appeal of the Confirmation Order have been filed. The appellants seek, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court, including the settlement of certain claims and causes of action related to the Leveraged ESOP Transactions that was embodied in the Plan. There is currently no stay of the Confirmation Order in place pending resolution of the confirmation-related appeals. In January 2013, TCO filed a motion before the Delaware District Court to dismiss the appeals as equitably moot, based on the substantial consummation of the Plan. On June 18, 2014 the Delaware District Court entered an order granting in part and denying in part the motion to dismiss. On July 16, 2014, notices of appeal of the Delaware District Court’s order were filed with the U.S. Court of Appeals for the Third Circuit by Aurelius, Law Debenture, and Deutsche Bank. Briefing before the Third Circuit was completed in February 2015, and no date has been set for oral argument. See Note 2 to the Consolidated and Combined Financial Statements for further information.
We do not believe that any matters or proceedings presently pending will have a material adverse effect, individually or in the aggregate, on our consolidated and combined financial position, results of operations or liquidity. However, legal matters and proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. As such, there can be no assurance that the final outcome of these matters and proceedings will not materially and adversely affect our consolidated and combined financial position, results of operations or liquidity.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Tribune Publishing’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TPUB”. “When issued” trading of the Company’s common stock, par value $0.01 per share, commenced on the NYSE on July 24, 2014. “Regular-way” trading of the Company’s common stock began on the NYSE on August 5, 2014, the first trading day following the completion of the distribution.

The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported by the NYSE and dividends declared for 2014:

Year Ending December 28, 2014	High	Low	Dividends Declared
Fourth Quarter	$23.73	$15.00	$0.175
Third Quarter	$26.90	$18.03	$—
On March 23, 2015, the closing price for the Company’s common stock as reported on the NYSE was $19.26. The approximate number of stockholders of record of the common stock at the close of business on such date was 11. A substantially greater number of holders of Tribune Publishing’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
We expect to continue to pay regular quarterly cash dividends on our common stock. Future cash dividends, if any, will be at the discretion of our Board of Directors and the amount of cash dividends per share will depend upon, among other things, our future earnings, financial condition, results of operations, level of indebtedness, capital requirements and surplus, contractual restrictions, number of shares of common stock outstanding, as well as legal requirements, regulatory constraints, industry practice and other factors that our Board of Directors deems relevant. Our ability to pay cash dividends on our common stock is subject to our continued compliance with the terms of our Senior Credit Facilities, including satisfaction of certain financial ratios and liquidity requirements.
Equity Securities
During the year ended December 28, 2014, we did not sell any equity securities of the Company that were not registered under the Securities Act of 1933, as amended. During the year ended December 28, 2014, we did not repurchase any equity securities.
Tribune Publishing Stock Comparative Performance Graph
The following graph compares the cumulative total stockholder return on our common stock for the period commencing August 5, 2014 through December 26, 2014 (the last trading day of fiscal 2014) with the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the 2014 group of peer companies selected on a line-of-business basis and weighted for market capitalization. The Company’s peer group includes the following companies: A. H. Belo Corporation, The E. W. Scripps Company, Journal Communications, Inc., Lee Enterprises, Incorporated, New Media Investment Group Inc. and The New York Times Company. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our common stock, the S&P 500 and the 2014 group of peer companies on August 5, 2014 and (ii) reinvestment of dividends.
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

Item 6. Selected Financial Data

	Successor		Predecessor
	As of and for the years ended		As of and for	As of and for the years ended
	December 28, 2014	December 29, 2013	December 31, 2012	December 30, 2012	December 25, 2011	December 26, 2010
(In thousands, except per share data)
Statement of Operations Data:
Operating revenues	$1,707,978	$1,795,107	$—	$1,913,814	$1,915,932	$2,021,912
Operating expenses	1,621,276	1,628,578	—	1,872,158	1,871,363	1,920,793
Income from operations	86,702	166,529	—	41,656	44,569	101,119
Loss on equity investments, net	(1,180)	(1,187)	—	(2,349)	(900)	(1,381)
Gain (loss) on investment transactions	1,484	—	—	—	(1)	120
Write-down of investment	—	—	—	(6,141)	—	—
Interest income (expense), net	(9,801)	14	—	(31)	75	660
Reorganization items, net	(464)	(270)	2,754,553	(1,446)	410	3,461
Income before income tax expense (benefit)	76,741	165,086	2,754,553	31,689	44,153	103,979
Income tax expense (benefit)	34,453	70,992	(87,773)	3,294	2,539	2,692
Net income	$42,288	$94,094	$2,842,326	$28,395	$41,614	$101,287

Basic net income per common share	$1.66	$3.70	$111.80	$1.12	$1.64	$3.98

Diluted net income per common share	$1.66	$3.70	$111.80	$1.12	$1.64	$3.98

Weighted average shares outstanding - basic	25,429	25,424	25,424	25,424	25,424	25,424

Weighted average shares outstanding - diluted	25,543	25,424	25,424	25,424	25,424	25,424

Dividends declared per common share	$0.175	$—	$—	$—	$—	$—

Balance Sheet Data:
Total assets	$686,515	$514,366	$897,797	$951,232	$1,043,785	$1,063,826
Total debt	347,524	—	—	—	—	—
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the Consolidated and Combined Financial Statements and related Notes thereto and “Cautionary Statement Concerning Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Form 10-K, including the factors disclosed under “Item 1A. — Risk Factors.”

We believe that the assumptions underlying the Consolidated and Combined Financial Statements included in this Annual Report are reasonable. However, the Consolidated and Combined Financial Statements may not necessarily reflect our results of operations, financial position and cash flows for future periods or what they would have been had Tribune Publishing been a separate, stand-alone company during all the periods presented.
OVERVIEW
Tribune Publishing Company (collectively with its subsidiaries, “Tribune Publishing” or the “Company”) is a multiplatform media and marketing solutions company that delivers innovative experiences for audiences and advertisers. The Company's diverse portfolio of iconic news and information brands includes award-winning daily and weekly titles, digital properties and verticals in major markets across the country. As discussed in Item 1 - Business of this Annual Report on Form 10-K, on August 4, 2014, (“Distribution Date”), the Company completed its separation from Tribune Media Company, formerly Tribune Company (“TCO”). The Company is a separately traded public company.
Prior to the Distribution Date, separate financial statements were not prepared for Tribune Publishing. The accompanying Consolidated and Combined Financial Statements were derived from the historical accounting records of TCO and present Tribune Publishing’s consolidated and combined financial position, results of operations and cash flows as of and for the periods presented as if Tribune Publishing was a separate entity through the Distribution Date. Management believes that assumptions and methodologies underlying the allocation of general corporate expenses are reasonable. However, such expenses prior to the Distribution Date may not be indicative of the actual level of expense that would have been incurred had Tribune Publishing operated as a separate stand-alone entity, and, accordingly, may not necessarily reflect Tribune Publishing’s consolidated and combined financial position, results of operations and cash flows had Tribune Publishing operated as a stand-alone entity during the periods presented. See Note 6 in the Consolidated and Combined Financial Statements included elsewhere in this report for further information on costs allocated from TCO. Subsequent to the Distribution Date, Tribune Publishing's financial statements are presented on a consolidated basis as the Company became a separate consolidated entity.
The Company intends for the discussion of its 2014 and prior period financial condition and results of operations that follows to provide information that will assist in understanding the Company’s financial statements, the changes in certain key items in those statements from period to period and the primary factors that accounted for those changes as well as how certain accounting principles, policies and estimates affect the Company’s financial statements.
The principal sources of the Company’s revenue are from the sale of local, national and other advertising revenue, and the sale of the Company’s published content.
Spin-Off Transaction
On August 4, 2014, TCO completed the spin-off of its principal publishing operations into an independent company, Tribune Publishing, by distributing 98.5% of the outstanding shares of Tribune Publishing common stock to holders of TCO common stock and warrants. In the distribution, each holder of TCO Class A common stock, Class B common stock and warrants received 0.25 of a share of Tribune Publishing common stock for each share of TCO common stock or TCO warrant held as of the record date of July 28, 2014. Based on the number of shares of TCO common stock and TCO warrants outstanding as of 5:00 P.M. Eastern time on July 28, 2014 and the distribution ratio, 25,042,263 shares of Tribune Publishing common stock were distributed to the TCO stockholders and holders of TCO warrants and TCO retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of outstanding common stock of Tribune Publishing. On August 5, 2014, Tribune Publishing became a separate publicly-traded company with its own board of directors and senior management team. Shares of Tribune Publishing common stock are listed on the New York Stock Exchange under the symbol “TPUB.” In connection with the separation and distribution, Tribune Publishing paid a $275.0 million cash dividend to TCO from a portion of the proceeds of a senior secured credit facility entered into by Tribune Publishing.
In connection with the separation and distribution, TCO entered into a transition services agreement (the “TSA”) and certain other agreements with Tribune Publishing that govern the relationships between Tribune Publishing and TCO following the separation and distribution. Under the TSA, the providing company is generally allowed to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the services, plus, in some cases, the allocated direct costs of providing the services, generally without profit. Pursuant to the TSA, TCO provides Tribune Publishing with certain specified services on a transitional basis, including support in areas such as human resources, risk management, treasury, technology, legal, real estate, procurement and advertising and marketing in a single market. Tribune

Publishing provides TCO with certain specified services on a transitional basis, including in areas such as human resources, technology, legal, procurement, accounting, digital advertising operations, and advertising, marketing, event management and fleet maintenance in a single market.
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
Results of Operations
Year ended December 28, 2014 compared to the Year ended December 29, 2013
Consolidated—Operating results for the years ended December 28, 2014 and December 29, 2013 are shown in the table below (in thousands). References in this discussion to individual markets include daily newspapers in those markets and their related businesses.

	Year Ended
	December 28, 2014	December 29, 2013	% Change
Operating revenues	$1,707,978	$1,795,107	(4.9%)

Operating expenses	1,621,276	1,628,578	(0.4%)

Income from operations	$86,702	$166,529	(47.9%)
Operating revenues decreased 4.9%, or $87.1 million, in the year ended December 28, 2014 compared to the prior year period due to a $91.3 million decline in advertising revenues and a $1.8 million decrease in other revenues, partially offset by an increase of $6.0 million in circulation revenues. Advertising revenues, excluding acquisitions, decreased 10.4%, or $109.7 million, compared to the prior year.
Income from operations decreased 47.9%, or $79.8 million, in the year ended December 28, 2014 due mainly to lower advertising revenues and costs associated with the spin-off.

Operating Revenues—Total operating revenues, by classification, for the years ended December 28, 2014 and December 29, 2013 were as follows (in thousands):

	Year Ended
	December 28, 2014	December 29, 2013	% Change
Advertising
Retail	$503,841	$558,355	(9.8%)
National	184,161	213,618	(13.8%)
Classified	273,581	280,904	(2.6%)
Total advertising	961,583	1,052,877	(8.7%)
Circulation	434,623	428,615	1.4%
Other revenue
Commercial print and delivery	171,760	189,516	(9.4%)
Direct mail and marketing	73,887	75,495	(2.1%)
Digital marketing services	24,810	16,059	54.5%
Content syndication and other	41,315	32,545	26.9%
Total other revenue	311,772	313,615	(0.6%)
Total operating revenues	$1,707,978	$1,795,107	(4.9%)

ROP	$460,826	$508,629	(9.4%)
Preprints	320,604	351,872	(8.9%)
Digital	180,153	192,376	(6.4%)
Total advertising	$961,583	$1,052,877	(8.7%)
Advertising Revenues—Total advertising revenues decreased 8.7%, or $91.3 million, in the year ended December 28, 2014 compared to the prior year end. Retail advertising fell 9.8%, or $54.5 million, due to declines in most categories. The categories with the largest declines were department stores, specialty merchandise, food/drug stores, general merchandise and electronics categories, which comprised $35.3 million of the year-over-year decline. Preprint revenues, which are primarily included in retail advertising, decreased 8.9%, or $31.3 million. National advertising revenues fell 13.8%, or $29.5 million, due to declines in several categories, most notably movies, wireless/telecom, financial, and package goods, which together declined by a total of $27.1 million. Classified advertising revenues decreased 2.6%, or $7.3 million, compared to the prior year period, primarily due to a decrease of $12.2 million related to the CareerBuilder contract amendment and a decrease of $3.3 million related to the Classified Ventures sale of Apartments.com in April 2014, which resulted in the termination of the Apartments.com contract. These declines also resulted in the decrease in digital advertising revenues, which are included in the above categories, and decreased 6.4%, or $12.2 million, in the year ended December 28, 2014 compared to the prior year. The declines in advertising revenues were partially offset by year-to-date contributions of $18.5 million from the Baltimore and Chicago acquisitions occurring during 2014.
Circulation Revenues—Circulation revenues were up 1.4%, or $6.0 million, in the year ended December 28, 2014 compared to the prior year due largely to an increase of $7.8 million from acquisitions. This increase was partially offset by decreases in print edition sales. Though total daily net paid circulation, including digital editions, averaged 1.8 million copies for the year ended December 28, 2014, up 5.6% from the comparable prior year period, total Sunday net paid circulation, including digital editions, for the year ended December 28, 2014 averaged 2.9 million copies, down 0.7% from the comparable prior year period.
Other Revenues—Other revenues are derived from commercial printing and delivery services provided to other newspapers; distribution of syndicated content; direct mail advertising; digital marketing services and other related activities. Other revenues decreased 0.6%, or $1.8 million, in the year ended December 28, 2014 primarily due to declines in commercial print and delivery revenues of $17.8 million for third-party publications, including certain publications of the Sun-Times Media Group, the Wall Street Journal the New York Times and the Orange County Register. These declines were partially offset by a $9.1 million contribution from MCT, a partnership in which the Company purchased the remaining 50% interest during the second quarter 2014.

Operating Costs and Expenses—Total operating expenses, by classification, for the years ended December 28, 2014 and December 29, 2013 were as follows (in thousands):

	Year Ended
	December 28, 2014	December 29, 2013	% Change
Compensation	$596,366	$597,882	(0.3%)
Circulation and distribution	291,019	309,310	(5.9%)
Newsprint and ink	139,634	162,196	(13.9%)
Outside services	125,848	99,684	26.2%
Corporate allocations	90,497	140,786	(35.7%)
Occupancy	61,118	33,106	84.6%
Promotion and marketing	55,438	52,007	6.6%
Outside printing and production	49,285	43,598	13.0%
Affiliate fees	42,842	31,811	34.7%
Other general and administrative	137,140	129,767	5.7%
Depreciation	24,537	21,851	12.3%
Amortization	7,552	6,580	14.8%
Total operating expenses	$1,621,276	$1,628,578	(0.4%)
Tribune Publishing operating expenses decreased 0.4%, or $7.3 million, in the year ended December 28, 2014 compared to the prior year end. The decrease was due primarily to lower corporate allocations, newsprint and ink and circulation distribution expense, partially offset by higher occupancy, outside services and affiliate fees.
Compensation Expense—Compensation expense decreased 0.3%, or $1.5 million, in the year ended December 28, 2014 due primarily to a decrease in direct pay and benefits realized from continued declines in staffing levels at the newspapers. These declines were partially offset by increases associated with the businesses acquired during the year and a decrease in the pension credit. Before the Distribution Date, Tribune Publishing recorded the portion of TCO's pension credit that related to the Company's employees. Subsequent to the Distribution Date, the pension plan remained with TCO and therefore no further credits were recorded by the Company.
Circulation and Distribution Expense—Circulation and distribution expense decreased 5.9%, or $18.3 million primarily due to lower print circulation volumes for the daily newspapers and commercial delivery of third party publications. Total daily net paid print circulation in the year ended December 28, 2014 averaged 1.3 million copies, down 11.5%. Total Sunday net paid print circulation in the year ended December 28, 2014 averaged 2.4 million copies, down 10.8%.
Newsprint and Ink Expense—Newsprint and ink expense declined 13.9%, or $22.6 million, in the year ended December 28, 2014 due mainly to a 13.8% decrease in newsprint consumption as a result of lower print circulation volumes, which decreased 11.5% for daily and 10.8% for Sunday copies of the Company’s newspapers, a 9.1% decline in commercial printing revenue and a 1.2% decrease in the average cost per ton of newsprint.
Outside Services Expense—Outside services expense increased 26.2%, or $26.2 million, in the year ended December 28, 2014 due primarily to inclusion of technology costs subsequent to the Distribution Date that were previously included in corporate allocations.
Corporate Allocations—Corporate allocations decreased 35.7%, or $50.3 million, in the year ended December 28, 2014. Corporate allocations comprise allocated charges from TCO for certain corporate support services. Subsequent to the Distribution Date, no additional charges were allocated from TCO. The allocated charges include corporate management fees, technology support costs, general insurance costs and occupancy costs, among others. Subsequent to the Distribution Date, these expenses are reflected in Outside Services and Other General and Administrative.
Occupancy Expense—Occupancy expense increased 84.6%, or $28.0 million, in the year ended December 28, 2014, primarily due to related party rent recognized in connection with the sale-leaseback transaction. See “Transfer of Real Estate” discussed later in this Item 7 for more information on the sale-leaseback transaction.

Promotion and Marketing Expense—Promotion and marketing expense includes sales and marketing expenses. Promotion and marketing expense increased 6.6%, or $3.4 million, in the year ended December 28, 2014 due primarily to increased circulation-focused marketing and general advertising.
Outside Printing and Production Expense—Outside printing and production expense includes costs related to commercial print and delivery. This expense increased 13.0%, or $5.7 million, in the year ended December 28, 2014 primarily due to one of the acquired newspapers being printed by a third party vendor.
Affiliate Fees Expense—Affiliate fees expense includes fees paid to Classified Ventures and CareerBuilder. Affiliate fees expense increased 34.7%, or $11.0 million, in the year ended December 28, 2014 due primarily to an increase in Classified Ventures auto fees.
Other General and Administrative Expenses—Other general and administrative expenses includes repairs and maintenance and other miscellaneous expenses. Other general and administrative expenses increased 5.7%, or $7.4 million, in the year ended December 28, 2014 due primarily to costs subsequent to the Distribution Date that were previously included in corporate allocations as well as a one-time litigation reserve from outstanding balances due. The litigation reserve related to the termination of a third-party distribution contract and represents the balance due for work performed prior to the expiration of the agreement.
Depreciation and Amortization Expense—Depreciation and amortization expense increased 12.9%, or $3.7 million, for the year ended December 28, 2014 primarily as a result of depreciation generated from technology assets that were transferred to the Company as part of the distribution. This increase was partially offset by the sale-leaseback transaction completed in the fourth quarter of 2013 which transferred the Company's real property to wholly-owned subsidiaries of TCO. The Company now leases these properties under operating leases with terms of five or ten years.
Loss on Equity Investments, net—Loss on equity investments, net for the years ended December 28, 2014 and December 29, 2013 was as follows (in thousands):

	Year Ended
	December 28, 2014	December 29, 2013	% Change
Loss on equity investments, net	$(1,180)	$(1,187)	(0.6)%
Loss on equity investments remained relatively the same for the year ended December 28, 2014 compared to the year ended December 29, 2013 as the Company’s investments have remained relatively stable.
Gain on Investment Transaction—Gain on investment transaction for the years ended December 28, 2014 and December 29, 2013 was as follows (in thousands):

	Year Ended
	December 28, 2014	December 29, 2013	% Change
Gain on investment transaction	$1,484	$—	*
* Represents positive or negative change in excess of 100%
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” as part of Tribune Publishing's acquisition of McClatchy's 50% interest in MCT, the Company's preexisting 50% equity interest in MCT was remeasured to its estimated fair value of $2.8 million and the Company recognized a gain of $1.5 million during the year ended December 28, 2014. See Notes 7 and 10 to the Consolidated and Condensed Financial Statements for more information on the MCT acquisition.

Interest Income (Expense)—Interest income (expense) for the years ended December 28, 2014 and December 29, 2013 was as follows (in thousands):

	Year Ended
	December 28, 2014	December 29, 2013	% Change
Interest income (expense), net	$(9,801)	$14	*
* Represents positive or negative change in excess of 100%
The increase in interest expense is due to interest on the $350 million Senior Term Facility described under “Liquidity and Capital Resources” below.
Income Tax Expense—Income tax expense for the years ended December 28, 2014 and December 29, 2013, was as follows (in thousands):

	Year Ended
	December 28, 2014	December 29, 2013	% Change
Income tax expense	$34,453	$70,992	(51.5%)
For the years ended December 28, 2014 and December 29, 2013, Tribune Publishing recorded income tax expense of $34.5 million and $71.0 million, respectively. The effective tax rate on pretax income was 44.9% and 43.0% in the years December 28, 2014 and December 29, 2013, respectively. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible expenses, certain transaction costs not fully deductible for tax purposes and the domestic production activities deduction.
Year ended December 29, 2013 compared to the Year ended December 30, 2012
Consolidated—Operating results for the years ended December 29, 2013 and December 30, 2012 are shown in the table below (in thousands). References in this discussion to individual markets include daily newspapers in those markets and their related businesses.

	Year Ended
	Successor	Predecessor
	December 29, 2013	December 30, 2012	% Change
Operating revenues	$1,795,107	$1,913,814	(6.2%)

Operating expenses	1,628,578	1,872,158	(13.0%)

Income from operations	$166,529	$41,656	*
* Represents positive or negative change in excess of 100%
Operating revenues decreased 6.2%, or $118.7 million, in the year ended December 29, 2013 compared to the prior year period due to a $105.4 million decline in advertising revenues and a $17.3 million decrease in other revenues, partially offset by an increase of $4.0 million in circulation revenues. The largest declines in operating revenues were at newspaper operations in Chicago, Los Angeles and South Florida which accounted for an $80.6 million decline.
Income from operations increased $124.9 million, in the year ended December 29, 2013 due primarily to reductions in operating expenses due to continued staffing declines as well as lower pension expense and depreciation expense as a result of the adoption of fresh-start reporting on the Effective Date.

Operating Revenues—Total operating revenues, by classification, for the years ended December 29, 2013 and December 30, 2012 were as follows (in thousands):

	Year Ended
	Successor	Predecessor
	December 29, 2013	December 30, 2012	% Change
Advertising
Retail	$558,355	$615,201	(9.2%)
National	213,618	247,282	(13.6%)
Classified	280,904	295,765	(5.0%)
Total advertising	1,052,877	1,158,248	(9.1%)
Circulation	428,615	424,629	0.9%
Other revenue
Commercial print and delivery	189,516	203,809	(7.0%)
Direct mail and marketing	75,495	73,453	2.8%
Digital marketing services	16,059	12,603	27.4%
Content syndication and other	32,545	41,072	(20.8%)
Total other revenue	313,615	330,937	(5.2%)
Total operating revenues	$1,795,107	$1,913,814	(6.2%)

ROP	$508,629	$590,240	(13.8%)
Preprints	351,872	375,574	(6.3%)
Digital	192,376	192,434	—%
Total advertising	$1,052,877	$1,158,248	(9.1%)
Advertising Revenues—Total advertising revenues decreased 9.1%, or $105.4 million, in the year ended December 29, 2013 compared to the prior year period. Retail advertising fell 9.2%, or $56.8 million, due to declines in most categories. The categories with the largest declines were food/drug stores, specialty merchandise, general merchandise and electronics categories, which comprised $31.2 million of the year-over-year decline. Preprint revenues, which are primarily included in retail advertising, decreased 6.3%, or $23.7 million, due to declines at all daily newspapers. National advertising revenues fell 13.6%, or $33.7 million, due to declines in several categories, most notably movies, financial, technology, healthcare and wireless/telecom which together declined by a total of $31.0 million. Classified advertising revenues decreased 5.0%, or $14.9 million, due to declines in nearly all categories. The largest shortfalls were in automotive, recruitment and real estate categories, which collectively comprised $9.1 million of the year-over-year decline. Digital advertising revenues, which are included in the above categories, were flat in 2013 compared to the prior year as declines in retail and national categories of $3.2 million and $0.6 million, were offset by an increase in the classified category of $3.7 million.
Circulation Revenues—Circulation revenues were up 0.9%, or $4.0 million, in 2013. Print circulation revenues decreased by less than $1 million to $420 million primarily due to higher home delivery rates, up 13.6% on average compared to the prior year, offset by declines in average net paid print copies of 7.5% on Sunday and 12.1% daily (Monday-Friday). Circulation revenues from digital editions increased $4.3 million in 2013 due to an increase in net paid circulation volume of digital editions of 66.1% for daily issues and 90.2% for Sunday issues, compared to the prior year. The largest overall circulation revenue increase in 2013 was at Los Angeles. Total daily net paid circulation, including digital editions, in 2013 and 2012 averaged 1.7 million copies, down 1% in 2013. Total Sunday net paid circulation, including digital editions, for 2013 and 2012 averaged 2.9 million copies, up less than 1% in 2013.
Other Revenues—Other revenues declined 5.2%, or $17.3 million, in 2013, due primarily to declines in commercial print revenues of $9.5 million and lower insertion and delivery revenues of $4.9 million for third-party publications, including certain publications of the Sun-Times Media Group, the Wall Street Journal and the New York Times.

Operating Costs and Expenses—Total operating expenses, by classification, for the years ended December 29, 2013 and December 30, 2012 were as follows (in thousands):

	Year Ended
	Successor	Predecessor
	December 29, 2013	December 30, 2012	% Change
Compensation	$597,882	$725,285	(17.6%)
Circulation and distribution	309,310	326,367	(5.2%)
Newsprint and ink	162,196	190,563	(14.9%)
Outside services	99,684	103,241	(3.4%)
Corporate allocations	140,786	159,103	(11.5%)
Occupancy	33,106	25,132	31.7%
Promotion and marketing	52,007	53,386	(2.6%)
Outside printing and production	43,598	42,500	2.6%
Affiliate fees	31,811	29,105	9.3%
Other general and administrative	129,767	130,814	(0.8%)
Depreciation	21,851	80,280	(72.8%)
Amortization	6,580	6,382	3.1%
Total operating expenses	$1,628,578	$1,872,158	(13.0%)
Tribune Publishing operating expenses decreased 13.0%, or $243.6 million, in the year ended December 29, 2013 due primarily to decreases in compensation, newsprint and ink, circulation distribution, depreciation and corporate allocations expense, partially offset by increases in other expenses and amortization.
Compensation Expense—Compensation expense decreased 17.6%, or $127.4 million, in the year ended December 29, 2013 due primarily to lower pension expense and reductions in direct pay and benefits realized from continued declines in staffing levels at the newspapers. Pension expense decreased $90.5 million in 2013 largely as a result of the adoption of fresh-start reporting on the Effective Date, and direct pay decline of $33.3 million, primarily due to continued reductions in staffing levels. Compensation expense in the year ended December 29, 2013 included $15.6 million of severance and related expenses for the elimination of approximately 745 positions. Compensation expense in the year ended December 30, 2012 included $13.6 million of severance and related expenses for the elimination of approximately 800 positions.
Circulation and Distribution Expense—Circulation and distribution expense decreased 5.2%, or $17.1 million, due to lower print circulation volumes and a $6.6 million decrease in postage and carrier delivery fees resulting from lower volumes of total market coverage products. Total daily net paid print circulation in 2013 and 2012 averaged 1.3 million copies and 1.5 million copies, respectively, down 12.1% in 2013. Total Sunday net paid print circulation for 2013 and 2012 averaged 2.5 million copies and 2.7 million copies, respectively, down 7.5% in 2013.
Newsprint and Ink Expense—Newsprint and ink expense declined 14.9%, or $28.4 million, in 2013 due mainly to a 16.7% decrease in newsprint consumption as a result of lower print circulation volumes, which declined 12.1% for daily and 7.5% for Sunday across the Company’s newspapers. The largest declines in newsprint and ink expense were within the Chicago and Los Angeles markets, which comprised $19.7 million of the year-over-year change.
Outside Services Expense—Outside services expense decreased over 3.4%, or $3.6 million, in 2013 due primarily to decrease in technology costs and other outside services.
Corporate Allocations—Corporate allocations comprise allocated charges from TCO for certain corporate support services. The allocated charges include corporate management fees, technology support costs, general insurance costs and occupancy costs, among others. Corporate allocations decreased 11.5%, or $18.3 million, in the year ended December 29, 2013, primarily due to decreases in the corporate management fee, technology support costs and allocated occupancy costs. The decline in corporate management fee was the result of lower pension expense. The decrease in technology support costs is the result of the one-time charge of $6.1 million for the write-down of certain software applications in the year ended December 30, 2012, offset by $2 million of rent expense associated with the shared corporate office space. See Note 6 to the Consolidated and Combined Financial Statements for further details related to TCO corporate allocations.
Allocated occupancy costs were $7.3 million in 2012. There were no allocated occupancy costs in 2013, due to the December 21, 2012 transfer of certain real estate properties to TCO as discussed under “Transfer of Real Estate” later in this Item 7. Prior to the transfer on December 21, 2012, Tribune Publishing received a cost allocation from TCO for insurance and other general occupancy costs.
Occupancy Expense—Occupancy expense increased 31.7%, or $8.0 million in the year ended December 29, 2013, primarily due to related party rent related to the sale-leaseback transaction. See “Transfer of Real Estate” discussed later in this Item 7 for more information on the sale-leaseback transaction.
Promotion and Marketing Expense—Promotion and marketing expense decreased 2.6%, or $1.4 million, in the year ended December 29, 2013 due primarily to decreased marketing and general advertising.
Outside Printing and Production Expense—Outside printing and production expense increased 2.6%, or $1.1 million, in the year ended December 29, 2013 primarily due to increased print production.
Affiliate Fees Expense—Affiliate fees expense includes fees paid to Classified Ventures and CareerBuilder. Affiliate fees expense increased 9.3%, or $2.7 million, in the year ended December 29, 2013 due primarily to an increase in Classified Ventures auto fees.
Other General and Administrative Expenses—Other general and administrative expenses includes repairs and maintenance and other miscellaneous expenses. Other general and administrative expenses decreased 0.8%, or $1.0 million, in the year ended December 29, 2013 due primarily to costs subsequent to the Distribution Date that were previously included in corporate allocations as well as a one-time litigation reserve from outstanding balances due. The litigation reserve related to the termination of a third-party distribution contract and represents the balance due for work performed prior to the expiration of the agreement.
Depreciation and Amortization Expense—Depreciation and amortization expense decreased 67.2%, or $58.2 million, in the year ended December 29, 2013 primarily as a result of the adoption of fresh-start reporting on the Effective Date, which lowered the value of depreciable properties.
Loss on Equity Investments, net—Loss on equity investments, net for the years ended December 29, 2013 and December 30, 2012 was as follows (in thousands):

	Year Ended
	Successor	Predecessor
	December 29, 2013	December 30, 2012	% Change
Loss on equity investments, net	$(1,187)	$(2,349)	(49.5%)
Loss on equity investments, net totaled $1.2 million in the year ended December 29, 2013 and was down 49.5%, or $1.2 million, from the year ended December 30, 2012. The decrease in the loss was primarily due to stronger operating results reported by CIPS and MCT and the absence of losses from an equity method investment that was written down in 2012.
Write-down of Investment—Write-down of investment for the years ended December 29, 2013 and December 30, 2012 was as follows (in thousands):

	Year Ended
	Successor	Predecessor
	December 29, 2013	December 30, 2012	% Change
Write-down of investment	$—	(6,141)	*
* Represents positive or negative change in excess of 100%

Tribune Publishing recorded a non-cash pretax charge of $6.1 million related to the write-off of the Locality Labs, LLC investment in the year ended December 30, 2012. This write-off resulted from a decline in the fair value of the investment that Tribune Publishing determined to be other than temporary. TCO retained the investment in Locality Labs, LLC effective with the spin-off.
Interest Income (expense)—Interest income for the year ended December 29, 2013 was essentially unchanged from the year ended December 30, 2012. Interest income (expense) for the years ended December 29, 2013 and December 30, 2012 was as follows (in thousands):

	Year Ended
	Successor	Predecessor
	December 29, 2013	December 30, 2012	% Change
Interest income (expense), net	$14	(31)	*
* Represents positive or negative change in excess of 100%
Income Tax Expense—Income tax expense for the years ended December 29, 2013 and December 30, 2012, was as follows (in thousands):

	Year Ended
	Successor	Predecessor
	December 29, 2013	December 30, 2012	% Change
Income tax expense	$70,992	$3,294	*
* Represents positive or negative change in excess of 100%
For the year ended December 29, 2013, Tribune Publishing recorded income tax expense of $71.0 million with an effective tax rate on pretax income of 43.0%. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit and the impact of non-deductible expenses. For the year ended December 30, 2012, Tribune Publishing recorded income tax expense of $3.3 million with an effective tax rate on pretax income of 10.4%. This rate differs from the U.S. federal statutory rate of 35% primarily due to the Company being a member of a S Corporation during the year ended December 30, 2012. The Company was a member of an entity that converted to a C Corporation beginning on December 31, 2012 which made the Company subject to a higher effective tax rate beginning on that date.
Liquidity and Capital Resources
Prior to the distribution date, TCO provided capital, cash management and other treasury services to Tribune Publishing. As part of these services, a majority of the cash balances were swept from Tribune Publishing to TCO on a daily basis. Following the separation, Tribune Publishing no longer participates in capital management with TCO and Tribune Publishing’s ability to fund its future cash needs depends on its ongoing ability to generate and raise cash in the future. Tribune Publishing believes that it has adequate resources to fund its operating and financing needs for the foreseeable future. Those resources include future cash from operations, approximately $50 million of net proceeds from the Senior Term Facility remaining after funding the $275 million cash dividend to TCO and establishing the $27.5 million Letter of Credit Agreement discussed below, and access to borrowings under the Senior ABL Facility discussed below.
Sources and Uses
The Company expects to fund capital expenditures, interest and principal payments due in 2015 and other operating requirements through a combination of cash flows from operations and available borrowings under the Company’s Senior ABL Facility.

The table below summarizes the total operating, investing and financing activity cash flows for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 (in thousands):

	Year Ended
	Successor		Predecessor
	December 28, 2014	December 29, 2013	December 30, 2012
Net cash provided by operating activities	$130,574	$147,719	$138,146
Net cash used for investing activities	(102,926)	(19,942)	(62,549)
Net cash used for financing activities	(667)	(131,851)	(69,057)
Net increase (decrease) in cash	$26,981	$(4,074)	$6,540
Cash flow provided by operating activities is Tribune Publishing’s primary source of liquidity. Net cash provided by operating activities was $130.6 million for the year ended December 28, 2014, down $17.1 million from $147.7 million for the year ended December 29, 2013. The decrease was primarily driven by lower operating results as a result of the decline in advertising revenues partially offset by favorable changes in working capital of $34.3 million due to the timing of payments of amounts due and non-cash adjustments. Net cash provided by operating activities was $147.7 million in the year ended December 29, 2013, up $9.6 million from $138.1 million in the year ended December 30, 2012. The increase was due to improved operating results driven by reductions in operating expenses as a result of lower pension expense and continued staffing declines, partially offset by non-cash adjustments, decrease in working capital and an increase in other operating items.
Net cash used for investing activities totaled $102.9 million in the year ended December 28, 2014 primarily due to acquisitions, restricted cash and capital expenditures. The acquisitions totaled $52.3 million (see Note 7 to the Consolidated and Combined Financial Statements included elsewhere in this report for further information). The restricted cash of $27.5 million is in connection with the Letter of Credit Agreement described below. Tribune Publishing's capital expenditures in the year ended December 28, 2014 totaled $22.3 million. Net cash used for investing activities totaled $19.9 million in the year ended December 29, 2013 and was comprised almost entirely of capital expenditures. Net cash used for investing activities totaled $62.5 million in the year ended December 30, 2012 and included capital expenditures of $52.2 million as well as $10.3 million of acquisitions and investments. We anticipate that capital expenditures for the year ended December 27, 2015 will be approximately $30 million.
Net cash used for financing activities totaled $0.7 million in the year ended December 28, 2014 and included proceeds of $346.5 million from the issuance of variable rate debt, more fully described under Senior Term Facility below, offset by payment of a $275.0 million dividend to TCO and $57.6 million in transactions with TCO prior to the Distribution Date. In the year ended December 29, 2013, net cash used for financing activities totaled $131.9 million, which primarily represents transactions with TCO. Net cash used by financing activities totaled $69.1 million in the year ended December 30, 2012, which primarily represents transactions with TCO.
Dividends
On November 4, 2014, the Board of Directors of Tribune Publishing declared its first quarterly dividend of $0.175 per share of common stock outstanding. The $4.6 million of dividends were paid on December 10, 2014, to stockholders of record on November 19, 2014.
On March 17, 2015, the Board of Directors of Tribune Publishing declared a dividend of $0.175 per share on common stock outstanding, to be paid on May 15, 2015, to stockholders of record on April 15, 2015.
As discussed previously under “Spin-off Transaction,” in connection with the spin-off, Tribune Publishing paid a $275.0 million cash dividend to TCO from a portion of the proceeds of a senior secured credit facility entered into by Tribune Publishing.

Acquisitions
On October 31, 2014, the Company announced the acquisition of six daily and 32 weekly suburban news and information brands from Wrapports, LLC for a total purchase price of $23.5 million, net of certain working capital and other closing adjustments. The acquired publications - which include the Aurora Beacon-News, The Elgin Courier-News, the Lake County News-Sun, The Naperville Sun, the Post-Tribune in Northwest Indiana, The SouthtownStar and the 32 Pioneer Press weekly newspapers - became part of the diversified portfolio of the Chicago Tribune Media Group (CTMG), which operates the Chicago Tribune, RedEye, Chicago magazine, Hoy and other Chicago-based media brands.
In addition to the six daily publications that became part of Chicago Tribune Media Group, the 32 Pioneer Press weeklies include: Barrington Courier Review; Buffalo Grove Countryside; Deerfield Review; The Doings Clarendon Hills Edition; The Doings Hinsdale Edition; The Doings La Grange Edition; The Doings Oak Brook Edition; The Doings Weekly Edition; The Doings Western Springs Edition; Elmwood Park Elm Leaves; Evanston Review; River Forest Forest Leaves; Franklin Park Herald-Journal; Glencoe News; Glenview Announcements; Highland Park News; Lake Forester; Lake Zurich Courier; Libertyville Review; Lincolnshire Review; Lincolnwood Review; Morton Grove Champion; Mundelein Review; Niles Herald-Spectator; Norridge-Harwood Heights News; Northbrook Star; Oak Park Oak Leaves; Park Ridge Herald-Advocate; Skokie Review; Vernon Hills Review; Wilmette Life and Winnetka Talk.
On May 7, 2014, the Company acquired the remaining 50% outstanding general partnership interests of MCT from McClatchy News Services, Inc. and The McClatchy Company (collectively, “McClatchy”) for $1.2 million in cash and non-cash consideration for future services with an estimated fair value of $4.3 million. The fair value of acquired interests was based upon management’s estimate of the fair values using the income approach. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates were based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. Prior to May 7, 2014, the Company accounted for its 50% interest in MCT as an equity method investment. In accordance with ASC Topic 805, “Business Combinations,” the Company’s preexisting equity interest was remeasured to its estimated fair value of $2.8 million using the income valuation approach and the Company recognized a gain of $1.5 million in the Consolidated and Combined Statements of Income in the year ended December 28, 2014. The aggregate purchase price of the remaining 50% equity interest in MCT and the estimated fair value of the Company’s preexisting 50% equity interest in MCT have been allocated to the assets acquired and liabilities assumed based upon the estimated fair values of each as of the acquisition date.
On May 1, 2014, the Company completed an acquisition of the issued and outstanding limited liability company interests of Capital-Gazette Communications, LLC and Landmark Community Newspapers of Maryland, LLC from Landmark Media Enterprises, LLC (the “Landmark Acquisition”) for $29.0 million in cash, net of certain working capital and other closing adjustments. The Landmark Acquisition expanded the Company’s breadth of coverage in Maryland and adjacent areas and includes The Capital in the Annapolis region and the Carroll County Times and their related publications. In connection with this acquisition, the Company incurred a total of $0.4 million of transaction costs, which were recorded in the Company’s Consolidated and Combined Statement of Income for the year ended December 28, 2014.
Senior Term Facility
On August 4, 2014, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”), and the lenders party thereto (the “Senior Term Facility”). The Senior Term Facility provides for loans (the “Term Loans”) in an aggregate principal amount of $350.0 million, which were issued at a discount of $3.5 million. Subject to certain conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Senior Term Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by an amount up to (i) the greater of $100.0 million and an amount as will not cause the net senior secured leverage ratio (i.e., consolidated total senior secured debt (net of certain cash and cash equivalents) to consolidated EBITDA, all as defined in the Term Loan Credit Agreement) after giving effect to such incurrence to exceed 2:1, plus (ii) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility on the distribution date and refinancing debt in respect of such loans, subject to certain conditions. As of December 28, 2014, the unamortized balance of the discount was $3.3 million.
The Senior Term Facility will mature on August 4, 2021 (the “Term Loan Maturity Date”). The Term Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.25% of the original principal amount of the Senior Term Facility with the balance payable on the Term Loan Maturity Date. The first principal installment was due and paid on December 31, 2014. Additionally, the Senior Term Facility provides for the right of individual lenders to extend the maturity date of their loans upon the request of the Company without the consent of any other lender. The Term Loans may be prepaid, in whole or in part, without premium or penalty, except that (a) prepayments and certain refinancings of the Senior Term

Facility prior to August 4, 2015 will be subject to a prepayment premium of 1.0% of the principal amount prepaid and (b) lenders will be compensated for redeployment costs, if any. Subject to certain exceptions and provisions for the ratable sharing with indebtedness secured on a pari passu basis with the Senior Term Facility, the Senior Term Facility will be subject to mandatory prepayment in an amount equal to:

•	100% of the net proceeds (other than those that are used to purchase certain assets within a specified time period) of certain asset sales and certain insurance recovery events;

•
100% of the net proceeds of the issuance or incurrence of indebtedness (other than indebtedness permitted to be incurred under the Senior Term Facility unless specifically incurred to refinance a portion of the Senior Term Facility); and

•
50% of annual excess cash flow for any fiscal year (beginning with the fiscal year ending December 27, 2015), such percentage to decrease to 25% on the attainment of a net senior secured leverage ratio of 1.25:1.00 and to 0% on the attainment of a net senior secured leverage ratio of 0.75:1.00. In addition the Company will not be required to make an excess cash flow prepayment if such payment would result in available liquidity being less than $75.0 million.

Tribune Publishing is the borrower under the Senior Term Facility. Each of Tribune Publishing’s wholly-owned domestic subsidiaries, subject to certain exceptions (collectively, the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. All obligations of Tribune Publishing and each Subsidiary Guarantor under the Senior Term Facility are secured by the following: (a) a perfected security interest in substantially all present and after-acquired property consisting of accounts receivable, inventory and other property constituting the borrowing base (the “ABL Priority Collateral”), which security interest will be junior to the security interest in the foregoing assets securing the Senior ABL Facility (defined below); and (b) a perfected security interest in substantially all other assets of Tribune Publishing and the Subsidiary Guarantors (other than the ABL Priority Collateral and with certain other exceptions) (the “Term Loan Priority Collateral” and, together with the ABL Priority Collateral, the “Collateral”), which security interest will be senior to the security interest in the foregoing assets securing the Senior ABL Facility.
The interest rates applicable to the Term Loans will be based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) the greater of (x) an adjusted London inter-bank offered rate (adjusted for reserve requirements) and (y) 1.00%, plus a borrowing margin of 4.75%, or (ii) an alternate base rate, plus a borrowing margin of 3.75%. At December 28, 2014, the weighted average interest rate for the variable-rate debt outstanding was 5.75%. Customary fees will be payable in respect of the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing and its restricted subsidiaries, as described in the Term Loan Credit Agreement, to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; create restrictions on the ability of Tribune Publishing’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to Tribune Publishing or make other intercompany transfers; create negative pledges; create liens; transfer or sell assets; merge or consolidate; enter into sale leasebacks; enter into certain transactions with the Company’s affiliates; and prepay or amend the terms of certain indebtedness. As of December 28, 2014, we were in compliance with the covenants of the Senior Term Facility. For details of the Senior Term Facility see Note 12 of the Consolidated and Combined Financial Statements included elsewhere in this report.
Senior ABL Facility
On August 4, 2014, Tribune Publishing and the Subsidiary Guarantors, in their capacities as borrowers thereunder, entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent (in such capacity, the “ABL Administrative Agent”), collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility will be limited by a borrowing base calculated periodically and described below. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits Tribune Publishing to increase the commitments under the Senior ABL Facility by up to $75.0 million. The “borrowing base” is defined in the ABL Credit Agreement as, at any time, the sum of (i) 85% of eligible accounts receivable (with such percentage reduced under certain circumstances), plus (ii) the lesser of (x) 10% of aggregate commitments and (y) 70% of the lower of cost or market value (determined based on the RISI index) of eligible inventory, plus (iii) qualified cash, minus (iv) availability reserves, which may include such availability reserves as the ABL Administrative Agent, in its permitted discretion, deems appropriate at such time. As of December 28, 2014, $120.7 million was available for borrowings under the Senior ABL Facility and $19.3 million of the availability supported an outstanding undrawn letter of credit in the same amount.
The Senior ABL Facility will mature on August 4, 2019. Tribune Publishing and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. Tribune Publishing and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. Until the date that is one day before the maturity date of the Senior ABL Facility, at the option of the applicable borrower, the interest rates applicable to the loans under the Senior ABL Facility will be based on either (i) an adjusted London inter-bank offered rate (adjusted for reserve requirements), plus a borrowing margin of 1.50% or (ii) an alternate base rate, plus a borrowing margin of 0.50%. Customary fees will be payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. The Senior ABL Facility contains a number of covenants that, among other things, limit or restrict the ability of Tribune Publishing and its restricted subsidiaries as described in the ABL Credit Agreement to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; create restrictions on the ability of Tribune Publishing’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to Tribune Publishing or make other intercompany transfers; create negative pledges; enter into certain transactions with the Company’s affiliates; and prepay or amend the terms of certain indebtedness. As of December 28, 2014, we were in compliance with the covenants of the Senior ABL Facility. For details of the Senior ABL Facility, see Note 12 of the Consolidated and Combined Financial Statements included elsewhere in this report.
Letter of Credit Agreement
On August 4, 2014, Tribune Publishing and JPMorgan Chase Bank, N.A., as letter of credit issuer (the “L/C Issuer”) entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of standby letters of credit of up to a maximum aggregate principal face of $30.0 million. The Letter of Credit Agreement permits the Company, at the sole discretion of L/C Issuer, to request to increase the amount available to be issued under the Letter of Credit Agreement up to an aggregate maximum face amount of $50.0 million. The Letter of Credit Agreement is scheduled to terminate on August 4, 2019. As of December 28, 2014, a $27.5 million undrawn letter of credit was outstanding against the Letter of Credit Agreement. The Letter of Credit Agreement was collateralized with $27.5 million of cash held in a specified cash collateral account. The specified cash account is required to remain as long as the undrawn letter of credit remains outstanding and is recorded in restricted cash in the Consolidated and Combined Financial Statements. For details of the Letter of Credit Agreement see Note 12 of the Consolidated and Combined Financial Statements included elsewhere in this report.
Contractual Obligations
The table below represents our contractual obligations as of December 28, 2014 (in thousands):

Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt (principal only)	$350,000	$17,500	$17,500	$17,500	$17,500	$17,500	$262,500
Long-term capital lease	822	411	411	—	—	—	—
Interest on long-term debt (1)	113,401	19,963	18,883	17,809	16,786	15,725	24,235
Related party operating leases (2)	199,504	31,239	32,070	32,893	25,102	16,689	61,511
Third party operating leases	76,200	20,954	17,592	11,754	8,335	6,101	11,464
Other purchase obligations (3)	12,205	3,240	2,681	2,677	2,461	1,146	—
Total	$752,132	$93,307	$89,137	$82,633	$70,184	$57,161	$359,710
(1)    Represents the annual interest on the variable rate debt which bore interest at 5.75% per annum at December 28, 2014.

(2)
In 2013, Tribune Publishing entered into related party lease agreements with the newly established TCO real estate holding companies to lease back the land and buildings that were transferred on December 21, 2012. See Note 6 of the Consolidated and Combined Financial Statements for further information regarding the transfer of real estate assets to TCO real estate holding companies and the related party leases.

(3)    Other purchase obligations relates to the purchase of transportation and news and market data services.
The contractual obligations table does not include actuarially projected minimum funding requirements of Tribune Publishing’s other postretirement plans. The actuarially projected minimum funding requirements contain significant uncertainties regarding the assumptions involved in making such minimum funding projections, including interest rate levels, mortality and cost trends, and what, if any, changes will occur to regulatory requirements. While subject to change, the minimum contribution amounts for the other postretirement plan for 2015 and 2016, under current regulations, are estimated to be $3.2 million and $3.0 million, respectively. Further contributions are currently projected for 2017 through 2024, but amounts cannot be reasonably estimated.
Tribune Publishing is a party to various arrangements with third party suppliers to purchase newsprint. Under these arrangements, Tribune Publishing agreed to purchase 181,500 metric tons of newsprint in 2015, subject to certain limitations, based on market prices at the time of purchase.
As of December 28, 2014, Tribune Publishing had a standby letter of credit outstanding in the amount of $19.3 million.
Critical Accounting Policies
Tribune Publishing’s significant accounting policies are summarized in Note 4 to the Consolidated and Combined Financial Statements. These policies conform with U.S. GAAP and reflect practices appropriate to Tribune Publishing’s businesses. The preparation of the Company’s Consolidated and Combined Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated and Combined Financial Statements and accompanying Notes thereto. The Company bases its estimates on past experience and assumptions that management believes are reasonable under the circumstances and evaluates its policies, estimates and assumptions on an ongoing basis.
Revenue Recognition—Tribune Publishing’s primary sources of revenue are from the sales of advertising space in published issues of its newspapers and other publications and on websites owned by, or affiliated with, Tribune Publishing; distribution of preprinted advertising inserts; sales of newspapers, digital subscriptions and other publications to distributors and individual subscribers; and the provision of commercial printing and delivery services to third parties, primarily other newspaper companies. Newspaper advertising revenue is recorded, net of agency commissions, when advertisements are published in newspapers and when inserts are delivered. Website advertising revenue is recognized ratably over the contract period or as services are delivered, as appropriate. Commercial printing and delivery services revenues, which are included in other revenues, are recognized when the product is delivered to the customer or as services are provided, as appropriate. Proceeds from publication subscriptions are deferred and are included in revenue on a pro rata basis over the term of the subscriptions. Tribune Publishing records rebates when earned as a reduction of advertising revenue.
Accounts Receivable and Allowance for Doubtful Accounts—Tribune Publishing’s accounts receivable are primarily due from advertisers and circulation-related accounts. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required. Tribune Publishing maintains an allowance for uncollectible accounts. The allowance for uncollectible accounts is determined based on historical write-off experience and any known specific collectability exposures. At December 28, 2014, December 29, 2013 and December 30, 2012, Tribune Publishing’s allowance for accounts receivable was $16.7 million, $12.9 million and $13.4 million, respectively.
Inventories—Inventories are stated at the lower of cost or market. The Predecessor determined cost on the last-in, first-out (“LIFO”) basis for newsprint and on the first-in, first-out (“FIFO”) basis for all other inventories. Effective December 31, 2012 and in conjunction with the adoption of fresh-start reporting, TCO elected to change the costing method to the FIFO method for newsprint inventories. In addition, effective December 31, 2012, TCO elected to change the accounting policy whereby ink, spare parts and other consumables used in production are expensed upon acquisition and no longer recorded into inventory in the Successor’s Consolidated and Combined Balance Sheet.
Properties—Property, plant and equipment of the Predecessor are stated at cost less accumulated depreciation. The Predecessor computed depreciation using the straight-line method over the following estimated useful lives: 10 to 40 years for buildings, 7 to 20 years for newspaper printing presses and 3 to 10 years for all other equipment. As a result of the adoption of fresh-start reporting, Tribune Publishing’s property, plant and equipment was adjusted to fair value on the Effective Date. In addition, the estimated useful lives of Tribune Publishing’s property, plant and equipment that were in service on the Effective Date were revised to the following: 4 to 44 years for buildings, 1 to 25 years for newspaper printing presses and 1 to 25 years for all other equipment. There were no changes to the methods used by Tribune Publishing to compute depreciation or any changes to the policy for determining estimated useful lives for assets placed into service subsequent to the Effective Date as a result of the adoption of fresh-start reporting. Expenditures for repairs and maintenance of existing assets are charged to expense as incurred. Property, plant and equipment assets that are financed under a capital lease are depreciated over the shorter of the term of the lease or the useful lives of the assets.

Goodwill and Other Intangible Assets—Goodwill and other intangible assets are summarized in Note 9 to the Consolidated and Combined Financial Statements. Tribune Publishing reviews goodwill and other indefinite-lived intangible assets, which include only newspaper mastheads, for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired. The Company has determined that the reporting units are the eight newspaper media groups and the aggregate of its national businesses.
Tribune Publishing’s annual impairment review measurement date is in the fourth quarter of each year. The estimated fair value of goodwill is determined using many critical factors, including projected future operating cash flows, revenue and market growth, market multiples, discount rates and consideration of market valuations of comparable companies. The estimated fair values of other intangible assets subject to the annual impairment review are calculated based on projected future discounted cash flow analysis. The development of estimated fair values requires the use of assumptions, including assumptions regarding revenue and market growth as well as specific economic factors in the publishing industry such as operating margins and royalty rates for newspaper mastheads. These assumptions reflect Tribune Publishing’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of Tribune Publishing’s control.
Based on the assessments performed as of December 28, 2014, the estimated fair value of all the Company’s reporting units exceeded their carrying amounts. In years prior to 2014, such assessments were performed by TCO and the estimated fair value exceeded their carrying value.
Impairment Review of Long-Lived Assets—Tribune Publishing evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may be impaired. The carrying value of a long-lived asset or asset group is considered impaired when the projected future undiscounted cash flows to be generated from the asset or asset group over its remaining depreciable life are less than its current carrying value.
Other Postretirement Benefits—Tribune Publishing provides certain health care and life insurance benefits for retired Tribune Publishing employees through postretirement benefit plans. The expected cost of providing these benefits is accrued over the years that the employees render services. It is the Company’s policy to fund postretirement benefits as claims are incurred.
Tribune Publishing recognizes the overfunded or underfunded status of its postretirement benefit plans as an asset or liability in its Consolidated and Combined Balance Sheets and recognizes changes in that funded status in the year in which changes occur through comprehensive income. The amounts included within these Consolidated and Combined Financial Statements were actuarially determined based on amounts for eligible Tribune Publishing employees.
Contributions made to union-sponsored plans are based upon collective bargaining agreements. See Note 15 to the Consolidated and Combined Financial Statements for further information.
Self-Insurance—The Company self-insures for certain employee medical and disability income benefits, and insures with a high deductible for workers’ compensation, automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The Company carries insurance coverage to limit exposure for self-insured workers’ compensation costs and automobile and general liability claims.
Deferred Revenue—Deferred revenue arises in the normal course of business from advance subscription payments for newspapers, digital subscriptions and other publications, and interactive advertising sales. Deferred revenue is recognized in the period it is earned.
Stock-Based Compensation—In accordance with U.S. GAAP, the Company recognizes stock-based compensation cost in its Consolidated and Combined Statements of Income. Stock-based compensation costs are measured on the grant date based on the estimated fair value of the award and recognized on a straight-line basis over the requisite service period for the entire award.
The Company utilizes the Black-Scholes-Merton option pricing model to estimate the fair value of stock awards and the resulting stock-based compensation expense. The use of the Black-Scholes-Merton model requires the use of estimates such as an expected term of the awards and volatility of the common stock. Furthermore, management is required to estimate future forfeitures when recording the stock-based compensation expense. Although management believes the assumptions used to estimate stock-based compensation expense are reasonable, actual results may be materially different. See Note 16 to the Consolidated and Combined Financial Statements for further discussion.
Income Taxes—Provisions for federal and state income taxes are calculated on reported pretax earnings based on current tax laws and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred income tax assets and liabilities. Taxable income reported to the taxing jurisdictions in which Tribune Publishing operates often differs from pretax earnings because some items of income and expense are recognized in different time periods for income tax purposes. Tribune Publishing provides deferred taxes on these temporary differences in accordance with ASC Topic 740, “Accounting for Income Taxes.” Taxable income also may differ from pretax earnings due to statutory provisions under which specific revenues are exempt from taxation and specific expenses are not allowable as deductions. The consolidated and combined tax provision and related accruals include estimates of the potential taxes and related interest as deemed appropriate. These estimates are reevaluated and adjusted, if appropriate, on a quarterly basis. Although management believes its estimates and judgments are reasonable, the resolution of Tribune Publishing’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by Tribune Publishing.
The Company’s effective tax rate and income tax expense could vary from estimated amounts due to future impacts of various items, including changes in tax laws, tax planning and forecast financial results. Management believes current estimates are reasonable; however, actual results can differ from these estimates.
New Accounting Standards
In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Topic 220, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amended the existing accounting standards to improve the presentation of amounts reclassified out of accumulated other comprehensive income in its entirety and by component by presenting the reclassification adjustments on either the face of the statement where net income is presented or in a separate disclosure in the notes to the financial statements. Amounts that are not required to be reclassified in their entirety to net income are required to be cross referenced to related footnote disclosures that provide additional detail. ASU 2013-02 is required to be applied prospectively in interim and annual periods beginning after December 15, 2012. The Company adopted the amended accounting standard effective December 31, 2012. The amended accounting standards only affected the financial statement presentation of other comprehensive income and did not change the components that are recognized in net income or other comprehensive income. The adoption had no impact on the Company’s financial position or results of operations.
In May 2014, the FASB issued ASU No. 2014-09, Topic 606, “Revenue from Contracts with Customers” concerning revenue recognition. The new standard supersedes a majority of existing revenue recognition guidance under U.S. GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. ASU 2014-09 allows for either a “full retrospective” adoption or a “modified retrospective” adoption. Tribune Publishing is currently evaluating which adoption method we will use. The standard is effective for the Company in the first quarter 2017. Early adoption is not permitted. The Company is currently evaluating the revenue recognition impact this guidance will have once implemented.

Non-GAAP Measures
Adjusted EBITDA—Adjusted EBITDA is defined as net income before income taxes, interest income, interest expense, depreciation and amortization, income and losses from equity investments, corporate management fee from TCO, pension credits, pension expense, stock-based compensation, certain unusual and non-recurring items (including spin-related costs), intercompany rent and reorganization items.

	Year Ended
(In thousands)	December 28, 2014	% Change	December 29, 2013	% Change	December 30, 2012
Net Income	$42,288	(55.1%)	$94,094	*	$28,395

Income tax expense	34,453	(51.5%)	70,992	*	3,294
Loss on equity investments, net	1,180	(0.6%)	1,187	(49.5%)	2,349
Gain on investment transaction	(1,484)	*	—	*	—
Write-down of investment	—	*	—	*	6,141
Interest expense (income), net	9,801	*	(14)	*	31
Reorganization items, net	464	71.9%	270	(81.3%)	1,446

Income from operations	86,702	(47.9%)	166,529	*	41,656

Depreciation and amortization	32,089	12.9%	28,431	(67.2%)	86,662
Allocated depreciation (1)	11,707	(31.6%)	17,127	(27.2%)	23,524
Allocated corporate management fee	21,871	(25.7%)	29,450	(15.3%)	34,756
Spin-related, restructuring and acquisition costs (2)	40,900	20.1%	34,046	*	13,558
Litigation settlement/reserves (3)	2,975	(4.4%)	3,111	(62.9%)	8,393
Stock-based compensation (4)	3,679	*	1,698	*	—
Pension (credits) expense (5)	(12,492)	(47.4%)	(23,766)	*	66,765
Intercompany rent (6)	19,489	*	7,543	*	—
One-week adjustment (7)	—	*	—	*	(7,436)

Adjusted EBITDA	$206,920	(21.7%)	$264,169	(1.4%)	$267,878
* Represents positive or negative change in excess of 100%

(1) -
Allocated depreciation represents depreciation for primarily technology assets that were used by Tribune Publishing prior to the spin-off. As a result of the spin-off, these technology assets were assigned to Tribune Publishing and the related depreciation is included in post-spin operating results.

(2) -	Spin-related, restructuring and acquisition costs include costs related to Tribune Publishing’s internal restructuring the distribution and separation from TCO and acquisitions.

(3) -	Adjustment to litigation settlement.

(4) -	Stock-based compensation is due to Tribune Publishing's and TCO's equity compensation plans and is included for comparative purposes.

(5) -	Pension credits are due to allocations from TCO for Tribune Publishing employees defined benefit plan. As part of the spin-off, TCO retained this plan.

(6) -
Intercompany rent represents rental expense recorded by Tribune Publishing for facilities owned by TCO and its affiliates pursuant to related party lease agreements. Rent expense for these leases was not recorded until the fourth quarter 2013 and no rent expense was recorded in the year 2012 because although the properties subject to related party leases are legally owned by holding companies controlled by TCO, Tribune Publishing determined that pursuant to the terms of the leases, it maintained forms of continuing involvement with the properties, which, pursuant to ASC Topic 840, “Leases,” precluded Tribune Publishing from derecognizing those properties from its Consolidated and Combined Financial Statements. As a result, Tribune Publishing continued to account for and depreciate the carrying values of the transferred properties subject to related party leases until December 1, 2013 when, due to modifications to certain provisions of the leases, Tribune Publishing derecognized the properties from its financial statements and began accounting for these related party operating leases on December 1, 2013. Because of the difference in accounting for the periods presented, intercompany rent expense is added back to net income for the periods prior to the spin-off for better comparability between the periods presented. The Company began making rent payments effective with the spin-off.

(7) -	Since the year ended December 30, 2012 was a 53-week year (based on our fiscal calendar), the one-week adjustment allows for comparability with other fiscal years presented, which are 52-week years.
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

•
although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and non-GAAP measures do not reflect any cash requirements for such replacements.

SIGNIFICANT EVENTS
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
A joint plan of reorganization for the Debtors (the “Plan”), including the Tribune Publishing Debtors, became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). Tribune Publishing and its business operations as conducted on or after December 31, 2012 are herein referred to as “Reorganized Tribune Publishing,” “Reorganized Tribune Publishing Debtors,” “Successor Tribune Publishing” or “Successor.” TCO and its business operations conducted on or after December 31, 2012 are herein referred to as “Reorganized Tribune Media” and such references include

Reorganized Tribune Publishing and Reorganized Tribune Publishing Debtors unless otherwise indicated. Tribune Publishing and its business operations as conducted on or prior to December 30, 2012 are herein referred to as “Predecessor.”
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
Fresh-Start Reporting
Reorganized Tribune Media adopted fresh-start reporting on the Effective Date in accordance with ASC Topic 852, “Reorganizations.” All conditions required for the adoption of fresh-start reporting were satisfied by Reorganized Tribune Media on the Effective Date. As a result, Tribune Publishing also adopted fresh-start reporting on the Effective Date.
The adoption of fresh-start reporting by Reorganized Tribune Publishing resulted in a new reporting entity for financial reporting purposes reflecting the Successor’s capital structure as of the Effective Date. Any presentation of Reorganized Tribune Publishing’s Consolidated and Combined Financial Statements as of and for periods subsequent to the Effective Date represents the financial position, results of operations and cash flows of a new reporting entity and will not be comparable to any presentation of the Predecessor’s Consolidated and Combined Financial Statements as of and for periods prior to the Effective Date, and the adoption of fresh-start reporting. The accompanying Consolidated and Combined Financial Statements as of and for the year ended December 30, 2012 have not been adjusted to reflect any changes in the Predecessor’s capital structure as a result of the Plan nor have they been adjusted to reflect any changes in the fair value of assets and liabilities as a result of the adoption of fresh-start reporting.
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
In accordance with ASC Topic 852, the Predecessor’s Consolidated and Combined Statement of Comprehensive income for December 31, 2012 includes only (i) reorganization adjustments which resulted in a net gain of $2.862 billion before taxes ($2.894 billion after taxes) and (ii) fresh-start reporting adjustments which resulted in a net loss of $107.5 million before taxes ($52.1 million after taxes). The Predecessor’s Consolidated and Combined Statements of Income and Cash Flows for December 31, 2012 exclude the results of operations and cash flows arising from the Predecessor’s business operations on December 31, 2012. Because the Predecessor’s December 31, 2012 results of operations and cash flows were not material, Reorganized Tribune Publishing has elected to report them as part of Reorganized Tribune Publishing’s Consolidated and Combined Statements of Income and Consolidated and Combined Statements of Cash Flows for the first quarter of 2013.
See Note 2 to the Consolidated and Combined Financial Statements included elsewhere in this report for additional information regarding these other reorganization items.

Subchapter S Corporation Election and Subsequent Conversion to C Corporation
Prior to the Distribution Date, Tribune Publishing’s tax status was controlled by TCO. On March 13, 2008, TCO filed an election to be treated as a subchapter S corporation under the Internal Revenue Code (“IRC”), with the election effective as of the beginning of TCO’s 2008 fiscal year. TCO also elected to treat nearly all of its subsidiaries, including the subsidiaries through which Tribune Publishing operates, as qualified subchapter S subsidiaries. Subject to certain limitations (such as built-in-gains tax applicable for ten years to gains accrued prior to the election), TCO and Tribune Publishing were not subject to federal income tax. Although most states in which TCO and Tribune Publishing operate recognize S corporation status, some impose tax at a reduced rate. Certain Tribune Publishing non-qualified subchapter S subsidiaries were subject to federal and state income taxes as C corporations. On December 31, 2012, TCO emerged from bankruptcy and issued shares of common stock to non-qualifying S corporation stockholders. As a result, the TCO S corporation election was terminated and TCO became taxable as a C corporation beginning on December 31, 2012. As a C corporation, Reorganized Tribune Media is subject to income taxes at a higher effective tax rate. Tribune Publishing’s operations through December 29, 2013 are included in TCO’s federal and state C corporation income tax returns. Effective December 30, 2013, Tribune Publishing filed an election to be taxed as a separate return filing group.
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
The remainder of the transferred properties is no longer utilized in the operations of Tribune Publishing; therefore, Tribune Publishing did not enter into related party leases for those properties. During the second half of 2013, Tribune Publishing entered into management agreements with the real estate holding companies pursuant to which it will manage those properties for an initial term of one year, cancelable by the real estate holding companies with a 30-day notice.
Impact of Distribution from TCO on Tribune Publishing Financial Statements
Tribune Publishing may incur additional costs associated with being an independent company and for newly established or expanded corporate functions, which include finance, human resources, information technology, facilities, and legal for which Tribune Publishing received expense allocations from TCO prior to the spin-off. These allocations are included in operating expenses and totaled $90.5 million, $140.8 million and $159.1 million for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.

See Note 6 to the Consolidated and Combined Financial Statements for further details related to corporate allocations from TCO. Management considers the expense allocation methodology and results to be reasonable for all periods presented; however, Tribune Publishing’s financial statements do not necessarily include all of the expenses that would have been incurred had Tribune Publishing been a separate, stand-alone entity and may not necessarily reflect Tribune Publishing’s results of operations, financial position and cash flows had Tribune Publishing been a stand-alone company during the periods presented. Tribune Publishing believes that cash flow from operations, together with its access to capital markets, will be sufficient to fund the anticipated increases in corporate expenses.
Employee Reductions
Tribune Publishing identified reductions in its staffing levels in the years ended December 28, 2014, December 29, 2013 and December 30, 2012 of 486, 745 and 800 positions, respectively. As a result, Tribune Publishing recorded pretax charges for severance and related expenses totaling $5.9 million, $15.6 million and $13.6 million for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. The accrued liability for severance and related expenses was $5.0 million at December 28, 2014 and $9.3 million at December 29, 2013.
Reorganization Items, Net
ASC Topic 852, “Reorganizations,” requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Accordingly, revenues, expenses, realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported in reorganization items, net in the Successor’s and Predecessor’s Consolidated and Combined Statements of Income included herein. Reorganization costs generally include provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts.
Reorganization items, net included in Tribune Publishing’s Consolidated and Combined Statements of Income consisted of the following (in thousands):

	Successor		Predecessor
	Year Ended			Year Ended
	December 28, 2014	December 29, 2013	December 31, 2012	December 30, 2012
Reorganization costs, net:
Contract rejections and claim settlements	$(214)	$111	$—	$(978)
Other, net	(250)	(381)	—	(468)
Total reorganization costs, net	(464)	(270)	—	(1,446)
Reorganization adjustments, net	—	—	2,862,039	—
Fresh-start reporting adjustments, net	—	—	(107,486)	—
Total reorganization items, net	$(464)	$(270)	$2,754,553	$(1,446)
The Predecessor’s Consolidated and Combined Statement of Comprehensive Income for December 31, 2012 included other reorganization items totaling $2.755 billion before taxes ($2.842 billion after taxes) arising from reorganization and fresh-start reporting adjustments. Reorganization adjustments, which were recorded to reflect the settlement of prepetition liabilities and changes in the Predecessor’s capital structure arising from the implementation of the Plan, resulted in a net reorganization gain of $2.862 billion before taxes ($2.894 billion after taxes). Fresh-start reporting adjustments, which were recorded as a result of the adoption of fresh-start reporting as of the Effective Date in accordance with ASC Topic 852, resulted in a net loss of $107.5 million before taxes ($52.1 million after taxes). The net gain resulted primarily from adjusting the Predecessor’s net carrying values for certain assets and liabilities to their fair values in accordance with ASC Topic 805, “Business Combinations,” recording related adjustments to deferred income taxes and eliminating the Predecessor’s accumulated other comprehensive income as of the Effective Date. See Notes 2 and 3 to the Consolidated and Combined Financial Statements included elsewhere in this report for additional information regarding these reorganization items.

Tribune Publishing expects to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2015 and potentially in future periods.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in the financial instruments issued by the Company represents the potential loss arising from adverse changes in interest rates. See Note 12 to the Consolidated and Combined Financial Statements for information concerning the contractual interest rates of Tribune Publishing’s debt. At December 28, 2014, the fair value of the Company’s variable-rate debt was estimated to be $341.3 million using quoted market prices with observable inputs in non-active markets and yields obtained through independent pricing sources. The carrying amount of the variable-rate debt was $346.7 million at December 28, 2014.
Various financial instruments issued by the Company are sensitive to changes in interest rates. If interest rates increase, our future debt service obligations on the variable rate portion of our indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. With respect to the Company’s variable-rate debt at December 28, 2014, each hypothetical 100 basis point change in interest rates would result in a $3.5 million change in annual interest expense on our indebtedness.
Item 8. Financial Statements and Supplementary Data
The Consolidated and Combined Financial Statements, together with the Reports of Independent Registered Public Accounting Firm, are included elsewhere in this Annual Report on Form 10-K. Financial statement schedules have been omitted because the required information is contained in the Consolidated and Combined Financial Statements or related Notes, or because such information is not applicable.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report. Based upon that evaluation, the Company identified material weaknesses in its internal control over financial reporting. Due to these material weaknesses, the President and Chief Executive Officer and the Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.
In light of these material weaknesses in internal controls over financial reporting, prior to filing this report, management completed additional procedures, including validating the completeness and accuracy of the related financial records. These additional procedures have allowed management to conclude that, notwithstanding the material weaknesses and the ineffectiveness of the Company’s disclosure controls and procedures, the Company’s Consolidated and Combined Financial Statements in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles in the U.S.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by the Company are described below:

•
The Company identified a material weakness related to an insufficient complement of finance and accounting resources within the organization commensurate with the Company’s financial reporting requirements. As a result, management determined that the Company did not have effective controls over financial reporting processes for the period covered by this report, including controls over the period-end close process, the preparation and review of the consolidated interim and annual financial statements, and the controls related to identifying and accumulating all required supporting information to determine the completeness and accuracy of the Consolidated and Combined Financial Statements and related disclosures.

•
The Company also identified a material weakness related to an ineffective control environment, which resulted in deficiencies in certain areas in which the Company’s controls were not precise enough to detect misstatements that, in the aggregate, could be material to the Consolidated and Combined Financial Statements. Specifically, management determined that the material weakness is the result of (1) lack of formalized accounting policies and review controls including procedures and controls over completeness and accuracy of journal entry review and account reconciliations, (2) deficiencies in business processes related to placing fixed assets in service and retirement of fixed assets, and (3) deficiencies over information technology controls around system security, user access and change management.

Each of the material weaknesses described above could result in misstatements of the accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
Remedial Actions
Management has taken, and will continue to take, a number of actions to remediate the material weaknesses identified. The Company expanded its financial reporting and accounting resources by hiring three additional employees with financial reporting or corporate accounting experience and engaging consultants to support accounting functions and improve related processes. The Company also has initiated efforts to further develop and document its processes and procedures over financial reporting and accounting and to implement additional or enhanced controls. Although management believes the Company has made improvements in these areas, additional efforts are necessary to remediate the material weaknesses. To further address the material weaknesses, the Company will, among other things:

•
continue to evaluate resources to ensure the appropriate complement of personnel and experience and hire or otherwise engage the services of additional personnel with appropriate training and experience as necessary;

•
perform a review of the Company’s processes and procedures over financial reporting and accounting to identify and address any control gaps and to ensure the appropriate controls are in place to address the associated risks;

•	continue to develop and formalize controls around external financial reporting;

•	complete centralization of account reconciliations and continue standardizing account reconciliation templates and processes;

•	re-educate control owners about placing assets in service and the required supporting documentation;

•	develop and implement improved technology controls over system security;

•	further restrict access to accounting systems to appropriate personnel; and

•	further leverage existing shared change management processes and controls for all critical accounting systems.
In addition, under the direction of the Audit Committee of the Company’s Board of Directors, management will continue to develop and implement policies and procedures to improve the overall effectiveness of internal control over financial reporting. Management believes the foregoing efforts will effectively remediate the material weaknesses. As the Company continues to evaluate and work to improve its internal control over financial reporting, business processes and information technology, management may determine additional measures are necessary to address control deficiencies or determine that it is necessary to modify the remediation plan described above. Management cannot provide assurance as to when the Company will remediate such weaknesses, nor can management be certain of whether additional actions will be required or the costs of any such actions.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than those discussed above.
Management’s Annual Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to information under the captions “Corporate Governance,” “Board Composition,” “Executive Officers,” “Section 16(A) Beneficial Ownership Reporting Compliance,” and “Consideration of Stockholder Recommended Director Nominees” in our definitive proxy statement relating to the 2015 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2014 fiscal year. If the definitive proxy statement is not filed within such timeframe, we will file an amendment to this Form 10-K to set forth the information required by Part III of this Report, to the extent not set forth herein.
Tribune Publishing has a Code of Ethics and Business Conduct that applies to all directors, officers and employees, and a Code of Ethics and Business Conduct for CEO and Senior Financial Officers which can be found at the Company's website, www.tribpub.com. The Company will post any amendments to the Code of Ethics and Business Conduct, as well as any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on the Company’s website. Information on Tribune Publishing’s website is not incorporated by reference to the Annual Report on Form 10-K.
The Company’s Board of Directors has adopted Corporate Governance Guidelines and charters for the Audit, Compensation and Nominating and Governance Committees of the Board of Directors. These documents can be found at the Company’s website, www.tribpub.com.
A stockholder can also obtain, without charge, a printed copy of any of the material referred to above by contacting the Company at the following address:
Tribune Publishing Company
435 North Michigan Avenue
Chicago, Illinois 60611
Attn: Corporate Secretary
Telephone: (312) 222-9100
Item 11. Executive Compensation
The information required by this item is incorporated by reference to information under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Named Executive Officer Compensation,” and “Director Compensation” in our definitive proxy statement relating to the 2015 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2014 fiscal year. If the definitive proxy statement is not filed within such timeframe, we will file an amendment to this Form 10-K to set forth the information required by Part III of this Report, to the extent not set forth herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to information under the caption “Security Ownership of Certain Beneficial Owners, Directors, and Management” in our definitive proxy statement relating to the 2015 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2014 fiscal year.

If the definitive proxy statement is not filed within such timeframe, we will file an amendment to this Form 10-K to set forth the information required by Part III of this Report, to the extent not set forth herein.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plan, the Tribune Publishing Company 2014 Omnibus Incentive Plan, in effect as of December 28, 2014 is as follows:
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (3)	1,660,939	$16.73	812,477
Equity compensation plans not approved by security holders	—	—	—
Total	1,660,939	$16.73	812,477
(1) Represents options and restricted stock units.
(2) Represents weighted average exercise price of outstanding options. The weighted average exercise price does not take into account restricted stock units.
(3) On April 1, 2014, the Tribune Publishing Company 2014 Omnibus Incentive Plan was approved by TCO as Tribune Publishing’s sole stockholder.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to information under the captions “Policies and Procedures for the Review and Approval or Ratification of Transactions with Related Persons” and “Corporate Governance” in our definitive proxy statement relating to the 2015 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2014 fiscal year. If the definitive proxy statement is not filed within such timeframe, we will file an amendment to this Form 10-K to set forth the information required by Part III of this Report, to the extent not set forth herein.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to information under the caption “Independent Registered Public Accounting Firm’s Fees Report” in our definitive proxy statement relating to the 2015 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2014 fiscal year. If the definitive proxy statement is not filed within such timeframe, we will file an amendment to this Form 10-K to set forth the information required by Part III of this Report, to the extent not set forth herein.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)    The following documents are filed as part of this Form 10-K:
(1)     Index and Consolidated and Combined Financial Statements
The list of Consolidated and Combined Financial Statements set forth in the accompanying Index to Financial Statements at page F-1 herein is incorporated herein by reference. Such Consolidated and Combined Financial Statements are filed as part of this Form 10-K.

(2)
The financial schedules required by Regulation S-X are either not applicable or are included in the information provided in the Consolidated and Combined Financial Statements or related Notes, which are filed as part of this Form 10-K.

(b)    Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. All other documents are filed as part of this Form 10-K. Exhibits marked with a tilde (~) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.
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

10.6*~
Form of Stock Option Award Agreement (Employee Form) (incorporated by reference to Exhibit 10.5 to the Quarterly Report on 10-Q/A for the quarterly period ended September 28, 2014 filed November 19, 2014).

10.7*~
Form of Restricted Stock Unit Award Agreement (Employee Form) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q/A for the quarterly period ended September 28, 2014 filed November 19, 2014).

10.8*~
Form of Restricted Stock Unit Award Agreement (Non-Employee Director Form) (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q/A for the quarterly period ended September 28, 2014 filed November 19, 2014).

10.9~	Form of Annual Performance Incentive Award Notice.

10.10*~
Employment Agreement, dated March 3, 2014, between Tribune Publishing Company, LLC and John H. Griffin, Jr. (incorporated by reference to Exhibit 10.8 to the Form 10, as amended, filed effective as of July 21, 2014).

10.11*~
Employment Agreement, dated August 11, 2014, between Los Angeles Times Communications LLC and Austin Beutner (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2014 filed August 21, 2014).

10.12~	Offer Letter, dated October 31, 2014, between Tribune Publishing Company and Michael Rooney.

10.13~	Severance Agreement, dated October 31, 2014, between Tribune Publishing Company, LLC and Michael Rooney.

10.14*~
Employment Agreement, dated September 11, 2013, between Tribune Publishing Company, LLC and John Bode (incorporated by reference to Exhibit 10.9 to the Form 10, as amended, filed effective as of July 21, 2014).

10.15*~
Amendment dated June 12, 2014, to Employment Agreement, dated September 11, 2013, between Tribune Publishing Company, LLC and John Bode (incorporated by reference to Exhibit 10.10 to the Form 10, as amended, filed effective as of July 21, 2014).

10.16*~	Separation Agreement between Tribune Publishing Company, LLC and John Bode, dated January 19, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 20, 2015).

10.17*
Term Loan Credit Agreement, among Tribune Publishing Company, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on August 7, 2014).

10.18*
Term Loan Guaranty, among Tribune Publishing Company, the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on August 7, 2014).

10.19*
Term Loan Security Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.13 to the Form 8-K filed on August 7, 2014).

10.20*
Term Loan Pledge Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.14 to the Form 8-K filed on August 7, 2014).

10.21*
ABL Credit Agreement, among Tribune Publishing Company, the Subsidiaries party thereto, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and l/c issuer, and the lenders party thereto, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.15 to the Form 8-K filed on August 7, 2014).

10.22*
ABL Guaranty, among Tribune Publishing Company, the Subsidiaries party thereto and Bank of America, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.16 to the Form 8-K filed on August 7, 2014).

10.23*
ABL Security Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and Bank of America, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.17 to the Form 8-K filed on August 7, 2014).

10.24*
ABL Pledge Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and Bank of America, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.18 to the Form 8-K filed on August 7, 2014).

10.25*
Continuing Agreement for Standby Letters of Credit, between Tribune Publishing Company and JPMorgan Chase Bank, N.A., as l/c issuer, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.19 to the Form 8-K filed on August 7, 2014).

21.1	Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIBUNE PUBLISHING COMPANY

March 24, 2015	By:	/s/ Sandra J. Martin
Sandra J. Martin
Interim Chief Financial Officer

POWER OF ATTORNEY
       KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints John H. Griffin, Jr. and Sandra J. Martin, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ John H. Griffin, Jr.	President, Chief Executive Officer and Director	March 24, 2015
John H. Griffin, Jr.	(Principal Executive Officer)

/s/ Sandra J. Martin	Interim Chief Financial Officer	March 24, 2015
Sandra J. Martin	(Principal Financial and Accounting Officer)

/s/ Eddy W. Hartenstein	Chairman and Director	March 24, 2015
Eddy W. Hartenstein

/s/ David E. Dibble	Director	March 24, 2015
David E. Dibble

/s/ Philip G. Franklin	Director	March 24, 2015
Philip G. Franklin

/s/ Renetta McCann	Director	March 24, 2015
Renetta McCann

/s/ Ellen Taus	Director	March 24, 2015
Ellen Taus

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Tribune Publishing Company
In our opinion, the accompanying balance sheets and the related statements of income, comprehensive income, equity (deficit) and cash flows present fairly, in all material respects, the financial position of Tribune Publishing Company and its subsidiaries (Successor) at December 28, 2014 and December 29, 2013 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the financial statements, the United States Bankruptcy Court for the district of Delaware confirmed the Fourth Amended Joint Plan of Reorganization for Tribune Company and its subsidiaries (the “Plan”) on July 23, 2012. Confirmation of the Plan resulted in the discharge of all claims against Tribune Company and its subsidiaries that arose before December 8, 2008 and substantially alters rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on December 31, 2012 and Tribune Company and its subsidiaries, including the subsidiaries that comprise the Tribune Publishing Company business, emerged from bankruptcy. In connection with the emergence from bankruptcy, Tribune Publishing Company adopted fresh start accounting as of December 31, 2012.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 24, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Tribune Publishing Company
In our opinion, the accompanying combined statements of income, comprehensive income, equity (deficit) and cash flows present fairly, in all material respects, the results of operations and cash flows of Tribune Publishing Company (Predecessor) for the one day ended December 31, 2012 and for the year ended December 30, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the combined financial statements, Tribune Company filed a petition on December 8, 2008 with the United States Bankruptcy Court for the district of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Fourth Amended Joint Plan of Reorganization for Tribune Company and its subsidiaries (the “Plan”) was substantially consummated on December 31, 2012 and Tribune Company and its subsidiaries, including the subsidiaries that comprise the Tribune Publishing Company business, emerged from bankruptcy. In connection with the emergence from bankruptcy, Tribune Publishing Company adopted fresh start accounting.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
April 11, 2014

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In thousands, except per share data)

	Successor		Predecessor
	Year ended			Year ended
	December 28, 2014	December 29, 2013	December 31, 2012	December 30, 2012
Operating revenues:
Advertising	$961,583	$1,052,877	$—	$1,158,248
Circulation	434,623	428,615	—	424,629
Other	311,772	313,615	—	330,937
Total operating revenues	1,707,978	1,795,107	—	1,913,814

Operating expenses:
Compensation	596,366	597,882	—	725,285
Circulation and distribution	291,019	309,310	—	326,367
Newsprint and ink	139,634	162,196	—	190,563
Other operating expenses	562,168	530,759	—	543,281
Depreciation	24,537	21,851	—	80,280
Amortization	7,552	6,580	—	6,382
Total operating expenses	1,621,276	1,628,578	—	1,872,158

Income from operations	86,702	166,529	—	41,656
Loss on equity investments, net	(1,180)	(1,187)	—	(2,349)
Gain on investment transaction	1,484	—	—	—
Write-down of investment	—	—	—	(6,141)
Interest income (expense), net	(9,801)	14	—	(31)
Reorganization items, net	(464)	(270)	2,754,553	(1,446)
Income before income taxes	76,741	165,086	2,754,553	31,689
Income tax expense (benefit)	34,453	70,992	(87,773)	3,294
Net income	$42,288	$94,094	$2,842,326	$28,395

Net income per common share:
Basic	$1.66	$3.70	$111.80	$1.12

Diluted	$1.66	$3.70	$111.80	$1.12

Weighted average shares outstanding:
Basic	25,429	25,424	25,424	25,424

Diluted	25,543	25,424	25,424	25,424

Dividends declared per common share:	$0.175	$—	$—	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Successor		Predecessor
	Year ended			Year ended
	December 28, 2014	December 29, 2013	December 31, 2012	December 30, 2012
Net income	$42,288	$94,094	$2,842,326	$28,395
Other comprehensive income (loss), net of taxes:
Unrecognized benefit plan gains and losses:
Change in unrecognized benefit plan gain (loss) arising during the period, net of taxes of ($7,059), $202 and $(74), respectively	10,812	(310)	—	8,168
Adjustment for previously unrecognized benefit plan losses included in net income, net of taxes of $11	—	—	—	(1,182)
Fresh-start reporting adjustment included in net income to eliminate Predecessor's accumulated other comprehensive income, net of taxes of $6,440	—	—	(27,158)	—
Foreign currency translation, net of taxes of $13	(20)	—	—	—
Other comprehensive income (loss), net of taxes	10,792	(310)	(27,158)	6,986
Comprehensive income	$53,080	$93,784	$2,815,168	$35,381

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except per share data)

	December 28, 2014	December 29, 2013
Assets
Current assets
Cash	$36,675	$9,694
Accounts receivable (net of allowances of $16,664 and $12,856)	234,812	251,636
Inventories	16,651	14,222
Deferred income taxes	38,207	37,371
Prepaid expenses	22,503	11,607
Other	4,090	1,963
Total current assets	352,938	326,493

Property, plant and equipment
Machinery, equipment and furniture	210,217	64,825
Buildings and leasehold improvements	6,434	3,923
	216,651	68,748
Accumulated depreciation	(68,076)	(15,973)
	148,575	52,775
Construction in progress	13,770	15,153
Property, plant and equipment, net	162,345	67,928

Other assets
Goodwill	41,669	15,331
Intangible assets, net	87,272	60,482
Investments	3,370	2,799
Deferred income taxes	—	39,587
Restricted cash	27,505	—
Debt issuance costs and other long-term assets	11,416	1,746
Total other assets	171,232	119,945

Total assets	$686,515	$514,366

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except per share data)

	December 28, 2014	December 29, 2013
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$17,911	$—
Accounts payable	81,567	36,329
Employee compensation and benefits	101,071	103,351
Deferred revenue	73,004	67,934
Other current liabilities	32,435	20,866
Total current liabilities	305,988	228,480

Non-current liabilities
Long-term debt	329,613	—
Deferred revenue	8,775	7,015
Postretirement medical, life and other benefits	27,672	45,373
Other obligations	8,298	8,673
Total non-current liabilities	374,358	61,061

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock— authorized 30,000 shares; no shares issued or outstanding at December 28, 2014	—	—
Common stock, $.01 par value. Authorized 300,000 shares, 25,444 shares issued and outstanding at December 28, 2014	254	—
Additional paid-in capital	2,370	—
Accumulated deficit	(6,937)	—
Accumulated other comprehensive income (loss)	10,482	(310)
Tribune Media Company investment	—	225,135
Total stockholders' equity	6,169	224,825

Total liabilities and stockholders’ equity	$686,515	$514,366

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY (DEFICIT)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Tribune Media Company Investment	AOCI	Total Equity (Deficit)
Balance at December 25, 2011 (Predecessor)	—	$—	$—	$—	$(2,166,789)	$20,172	$(2,146,617)
Transactions with Tribune Media Company, net	—	—	—	—	(103,703)	—	(103,703)
Comprehensive income	—	—	—	—	28,395	6,986	35,381
Balance at December 30, 2012 (Predecessor)	—	—	—	—	(2,242,097)	27,158	(2,214,939)
Comprehensive income	—	—	—	—	2,842,326	(27,158)	2,815,168
Balance at December 31, 2012 (Successor)	—	—	—	—	600,229	—	600,229
Transactions with Tribune Media Company, net	—	—	—	—	(451,376)	—	(451,376)
Related party dividends	—	—	—	—	(17,812)	—	(17,812)
Comprehensive income	—	—	—	—	94,094	(310)	93,784
Balance at December 29, 2013 (Successor)	—	—	—	—	225,135	(310)	224,825
Transactions with Tribune Media Company, net	—	—	—	—	(57,627)	—	(57,627)
Dividend to Tribune Media Company	—	—	—	—	(275,000)	—	(275,000)
Dividends to common stockholders	—	—	—	(4,614)	—	—	(4,614)
Comprehensive income	—	—	—	16,568	25,720	10,792	53,080
Contribution by Tribune Media	—	—	—	—	63,135	—	63,135
Issuance of stock in the distribution	25,423,617	254	—	(18,891)	18,637	—	—
Issuance of stock from RSU conversions	2,369	—	—	—	—	—	—
Exercise of stock options	18,071	—	253	—	—	—	253
Share-based compensation	—	—	2,117	—	—	—	2,117
Balance at December 28, 2014 (Successor)	25,444,057	$254	$2,370	$(6,937)	$—	$10,482	$6,169

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (In thousands)

	Successor		Predecessor
	Year ended		December 31, 2012	Year ended
	December 28, 2014	December 29, 2013		December 30, 2012
Operating Activities
Net income	$42,288	$94,094	$2,842,326	$28,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,537	21,851	—	80,280
Allowance for bad debt	17,648	11,514	—	13,307
Amortization of intangible assets	7,552	6,580	—	6,382
Amortization of contract intangible liabilities	(141)	(218)	—	—
Loss on equity investments, net	1,180	1,187	—	2,349
Distributions from equity investments	—	—	—	642
Write-down of investment	—	—	—	6,141
Gain on fixed asset sales	(1,285)	—	—	—
Non-cash gain on investment transaction	(1,484)	—	—	—
Non-cash reorganization items, net	—	—	(2,756,494)	1,362
Changes in working capital items, excluding acquisitions:
Accounts receivable, net	3,608	(5,719)	—	19,997
Prepaid expenses, inventories and other current assets	(10,519)	4,967	—	(1,615)
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	38,121	(2,301)	8,381	(9,821)
Non-current deferred revenue	540	(2,329)	—	(1,777)
Deferred income taxes	7,224	18,333	(94,213)	—
Postretirement medical, life and other benefits	(1,704)	(2,315)	—	(5,867)
Other, net	3,009	2,075	—	(1,629)
Net cash provided by operating activities	130,574	147,719	—	138,146

Investing Activities
Capital expenditures	(22,268)	(19,736)	—	(52,261)
Acquisitions, net of cash acquired	(52,280)	(206)	—	(10,288)
Restricted cash	(27,505)	—	—	—
Proceeds from sale of fixed assets	2,136	—	—	—
Investments in equity investments, net of distributions	(3,009)	—	—	—
Net cash used for investing activities	$(102,926)	$(19,942)	$—	$(62,549)

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (In thousands)

	Successor		Predecessor
	Year ended		December 31, 2012	Year ended
	December 28, 2014	December 29, 2013		December 30, 2012
Financing Activities
Proceeds from issuance of debt	$346,500	$—	$—	$—
Payment of debt issuance costs	(10,179)	—	—	—
Repayments of capital lease obligations	—	(256)	—	(282)
Related party dividends	(275,000)	(17,812)	—	—
Dividends to stockholders	(4,614)	—	—	—
Proceeds from exercise of stock options	253	—	—	—
Transactions with Tribune Media Company, net	(57,627)	(113,783)	—	(68,775)
Net cash used for financing activities	(667)	(131,851)	—	(69,057)
Net increase (decrease) in cash	26,981	(4,074)	—	6,540
Cash, beginning of period	9,694	13,768	13,768	7,228
Cash, end of period	$36,675	$9,694	$13,768	$13,768

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—Tribune Publishing Company and its subsidiaries (collectively, the “Company” or “Tribune Publishing”) is a multiplatform media and marketing solutions company that delivers innovative experiences for audiences and advertisers. The Company's diverse portfolio of iconic news and information brands includes award-winning daily and weekly titles, digital properties and verticals in major markets across the country. Tribune Publishing’s media groups include the Los Angeles Times Media Group, the Chicago Tribune Media Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group and the Daily Press Media Group. Tribune Publishing’s operations also include Blue Lynx Media, LLC (“BLM”) which operates a shared service center for the benefit of the Company; a 50% equity interest in CIPS Marketing Group, Inc. (“CIPS”); and a 33% equity interest in Homefinder.com, LLC (“Homefinder”). In March 2014, The Baltimore Sun Company, LLC acquired the Baltimore City Paper and its related publications. In April 2014, The Hartford Courant Company, LLC acquired Reminder Media and its related publications in eastern and northern Connecticut. In May 2014, The Baltimore Sun Company, LLC acquired The Capital and the Carroll County Times and their related publications. In May 2014, Tribune Publishing acquired the outstanding 50% interest in McClatchy/Tribune Information Services (“MCT”), making the subsidiary wholly-owned. See Note 7 for additional information on the MCT acquisition. In August 2014, the Company purchased a 20% equity interest in Contend, LLC (“Contend”), a content creation company. See Note 10 for additional information on the investment in Contend. In October 2014, the Company acquired 6 daily and 32 weekly suburban news and information brands from Wrapports, LLC (“Wrapports”) as an asset purchase. See Note 7 for additional information on the Wrapports acquired publications.
Fiscal Year—The Company's fiscal year ends on the last Sunday in December. Fiscal years 2014 and 2013 each comprised a 52-week period. Fiscal year 2012 comprised a 53-week period which ended on December 30, 2012.
Separation from Tribune Media Company—On July 10, 2013, Tribune Media Company, formerly Tribune Company, (“TCO”) announced its plan to spin-off its principal publishing operations into an independent company, Tribune Publishing. On August 4, 2014 (the “Distribution Date”), TCO completed the spin-off of its principal publishing operations by distributing 98.5% of the common stock of Tribune Publishing to holders of TCO common stock and warrants. In the distribution, each holder of TCO's Class A common stock, Class B common stock and warrants received 0.25 of a share of Tribune Publishing's common stock for each share of TCO common stock or TCO warrant held as of July 28, 2014 (the “Record Date”). Based on the number of shares of TCO common stock and TCO warrants outstanding as of the Record Date and the distribution ratio, 25,042,263 shares of Tribune Publishing common stock were distributed to the TCO stockholders and holders of TCO warrants and TCO retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of the outstanding common stock of Tribune Publishing. On August 5, 2014, Tribune Publishing became a separate publicly-traded company with its own board of directors and senior management team. Shares of Tribune Publishing common stock are listed on the New York Stock Exchange under the symbol “TPUB.” In connection with the separation and distribution, Tribune Publishing paid a $275.0 million cash dividend to TCO from a portion of the proceeds of a senior secured credit facility entered into by Tribune Publishing. See Note 12 for additional information on the senior secured credit facility.
Associated with the separation and distribution, TCO contributed technology assets and liabilities as further detailed in the table below. This contribution was non-cash and did not affect the Consolidated and Combined Cash Flow Statement. The contributed assets and liabilities were not included in the historical consolidated and combined financial statements as a final decision had not been made to contribute the assets by TCO. Depreciation on the assets to be transferred to the Company was previously charged to Tribune Publishing through allocations from TCO's corporate functions. See Note 6 for additional information on the allocated depreciation.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

At the Distribution Date, the technology assets and liabilities contributed to Tribune Publishing were as follows (in thousands):

Accounts receivable	$169
Prepaid expenses and other	4,756
Deferred income taxes, current	(47)
Property plant and equipment	122,549
Accumulated depreciation	(31,387)
Deferred income taxes	(21,449)
Total assets	74,591

Current portion of long-term debt	411
Accounts payable	3,243
Employee compensation and benefits	5,061
Other current liabilities	(3,943)
Long-term debt	411
Change in parent investment	69,408
Total liabilities and stockholders' equity	$74,591
In the fourth quarter 2014, the Company made correcting adjustments to the balances transferred from TCO. The Company adjusted property plant and equipment, other current liabilities, deferred tax assets, and deferred revenue for a net adjustment to Tribune Media’s equity contribution of $2.3 million.
In connection with the separation and distribution, Tribune Publishing entered into a transition services agreement (the “TSA”) and certain other agreements with TCO that govern the relationships between Tribune Publishing and TCO following the separation and distribution. Under the TSA, the providing company is generally allowed to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the services, plus, in some cases, the allocated direct costs of providing the services, generally without profit. Pursuant to the TSA, TCO provides Tribune Publishing with certain specified services on a transitional basis, including support in areas such as human resources, risk management, treasury, technology, legal, real estate, procurement, and advertising and marketing in a single market. Tribune Publishing provides TCO with certain specified services on a transitional basis, including such areas as human resources, technology, legal, procurement, accounting, digital advertising operations, and advertising, marketing, event management and fleet maintenance in a single market. See Note 6 for information related to amounts charged under the TSA.
Basis of Presentation—The accompanying Consolidated and Combined Financial Statements and notes of Tribune Publishing have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated and Combined Financial Statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of Tribune Publishing as of December 28, 2014 and December 29, 2013, the results of operations and cash flows for the years ended December 28, 2014 and December 29, 2013, the results of operations and cash flows for December 31, 2012 and the results of operations and cash flows for the year ended December 30, 2012 of the Predecessor. Certain prior period amounts have been reclassified to conform to current period’s presentation. The Company has expanded its Consolidated and Combined Statement of Income to include the following detailed operating expense categories: Compensation, Circulation and distribution, Newsprint and ink, and Other operating expenses. Management believes that this presentation is relevant and meaningful to users of the financial statements based on the following:

•	Provides pertinent and enhanced details compared to the more aggregated cost of sales and selling, general and administrative expense presentation;

•
Promotes alignment between users of the financial statements and management with regard to tracking and monitoring expense categories that directly correlate to secular print declines in advertising and circulation;

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

•	Enhances relevant and meaningful analysis of major expense categories as advertising and services businesses transform from print-centric to digital-centric; and

•
Supports management’s discussion and analysis of business activities to investors, bankers and other constituencies that rely on the financial statements to gain a better understanding of cost reduction efforts through the Company’s SEC filings, quarterly earnings conference calls, investor presentations and buy-side and sell-side investor discussions.

Prior to the Distribution Date, separate financial statements were not prepared for Tribune Publishing. The accompanying Consolidated and Combined Financial Statements were derived from the historical accounting records of TCO and present Tribune Publishing’s consolidated and combined financial position, results of operations and cash flows as of and for the periods presented as if Tribune Publishing was a separate entity through the Distribution Date. Management believes that assumptions and methodologies underlying the allocation of general corporate expenses are reasonable. However, such expenses prior to the Distribution Date may not be indicative of the actual level of expense that would have been incurred had Tribune Publishing operated as a separate stand-alone entity, and, accordingly, may not necessarily reflect Tribune Publishing’s consolidated and combined financial position, results of operations and cash flows had Tribune Publishing operated as a stand-alone entity during the periods presented. See Note 6 for further information on costs allocated from TCO. Subsequent to the Distribution Date, Tribune Publishing's financial statements are presented on a consolidated basis as the Company became a separate consolidated entity.
Prior to the Distribution Date, Tribune Publishing’s operations were comprised of the direct and indirect subsidiaries of Tribune Publishing Company, LLC (“TPC”), a wholly owned subsidiary of TCO, and certain other assets of TCO and TCO’s non-TPC subsidiaries (“Tribune Affiliates”) as further described in Note 2. TPC, formerly known as Tribune Publishing Company, was converted into a limited liability company in connection with the restructuring transactions described in Note 2. In addition, certain direct and indirect subsidiaries were formed or became owned by TPC as a result of these restructuring transactions. These operations were conducted through the following wholly-owned subsidiaries (including each subsidiary’s respective direct wholly-owned subsidiaries) of TPC: The Morning Call, LLC; Chicago Tribune Company, LLC; The Baltimore Sun Company, LLC; Orlando Sentinel Communications Company, LLC; Los Angeles Times Communications LLC; The Daily Press, LLC; The Hartford Courant Company, LLC; Sun-Sentinel Company, LLC; Tribune Washington Bureau, LLC; Hoy Publications, LLC; Tribune Interactive, LLC; Tribune 365, LLC; Tribune Content Agency, LLC; forsalebyowner.com, LLC; Builder Media Solutions, LLC; and BLM.
All intercompany accounts within Tribune Publishing have been eliminated in consolidation. For periods prior to the Distribution Date, all significant intercompany transactions between Tribune Publishing and TCO have been included within the consolidated and combined financial statements and are considered to be effectively settled through equity contributions or distributions or through cash payments at the time the transactions were recorded. The accumulated net effect of intercompany transactions between Tribune Publishing and TCO are included in the parent company investment component of Tribune Publishing equity. These intercompany transactions are further described in Note 6. The total net effect of these intercompany transactions prior to the Distribution Date are reflected in the Consolidated and Combined Statements of Cash Flows as financing activities.
Prior to the Distribution Date, the costs of TCO services that are specifically identifiable to Tribune Publishing are included in these consolidated and combined financial statements. The costs of TCO services that are incurred by TCO but are not specifically identifiable to Tribune Publishing have been allocated to Tribune Publishing and included in the pre-spin consolidated and combined financial statements on a basis that management considered to be a reasonable reflection of the utilization of services provided or the benefit received by Tribune Publishing during the periods presented. While management considers these allocations to have been made on a reasonable basis, the allocations may not necessarily reflect the expenses that would have been incurred had Tribune Publishing operated as a stand-alone entity. All such costs and expenses are assumed to be settled with TCO through the parent company investment component of equity (deficit) in the period in which the costs were incurred. Current income taxes are also assumed to be settled with TCO through the parent company investment component of Tribune Publishing equity in the period the related income taxes were recorded.
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
In 2013, Tribune Publishing entered into related party lease agreements with the real estate holding companies to lease back certain land and buildings that were transferred. Although the properties subject to related party leases were legally transferred to the holding companies, Tribune Publishing determined that pursuant to the terms of the leases, it maintained forms of continuing involvement with the properties, which pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840, “Leases,” precluded Tribune Publishing from derecognizing those properties from its Consolidated and Combined Financial Statements. As a result, Tribune Publishing continued to account for and depreciate the carrying values of the transferred properties subject to related party leases which are presented within net property, plant and equipment in its Consolidated and Combined Balance Sheet. Rent payments under the related party leases were accounted for as dividends to TCO. See Note 6 for further information.
On December 1, 2013, Tribune Publishing modified the specific provisions within the related party leases to address the prohibited forms of continuing involvement. This resulted in Tribune Publishing derecognizing those properties by recording a $337.6 million reduction to net property, plant and equipment and a corresponding reduction to the net parent company investment component of equity in its Consolidated and Combined Balance Sheet. The related party leases subsequent to the lease modification on December 1, 2013 have been accounted for as operating leases. See Note 6 for further information.
The remainder of the transferred properties is no longer utilized in the operations of Tribune Publishing; therefore, Tribune Publishing did not enter into related party leases for those properties. Tribune Publishing entered into management agreements with the real estate holding companies pursuant to which it will manage those properties for an initial term of one year, cancelable by the real estate holding companies with a 30-day notice.
Tribune Publishing assesses its operating segments in accordance with ASC Topic 280, “Segment Reporting.” Tribune Publishing is managed by its chief operating decision maker, as defined by ASC Topic 280, as one business. Accordingly, the financial statements of Tribune Publishing are presented to reflect one reportable segment.
In preparing the accompanying Consolidated and Combined Financial Statements, the Company has reviewed events that have occurred subsequent to December 28, 2014, through the issuance of the financial statements.
NOTE 2: PROCEEDINGS UNDER CHAPTER 11
Chapter 11 Reorganization—On December 8, 2008 (the “Petition Date”), TCO, and 110 of its direct and indirect wholly-owned subsidiaries (each a “Debtor” and, collectively, the “Debtors”), filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under Chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption “In re: Tribune Company, et al.,” Case No. 08-13141. Certain of the legal entities included in the consolidated and combined financial statements of Tribune Publishing were Debtors or, as a result of the restructuring transactions described below, are successor legal entities to legal entities that were Debtors (collectively, the “Tribune Publishing Debtors”). As further described below, a joint plan of reorganization for the Debtors, including the Tribune Publishing Debtors became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). Tribune Publishing and its business operations as conducted on or after December 31, 2012 are herein referred to as “Reorganized Tribune Publishing” or “Successor.” Tribune Publishing and its business operations as conducted on or prior to December 30, 2012 are herein referred to as “Predecessor.” TCO and its business operations as conducted on or after December 31, 2012 are herein referred to as “Reorganized Tribune Media.”
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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
The Plan was the product of extensive negotiations and contested proceedings before the Bankruptcy Court due, in part, to certain claims and causes of action related to a series of transactions, collectively referred to as the “Leveraged ESOP Transactions,” that were undertaken by TCO in 2007. These transactions resulted in TCO becoming wholly-owned by an employee stock ownership plan (the “ESOP”) on December 20, 2007. At the Debtors’ request, on September 1, 2010, the Bankruptcy Court appointed a mediator to conduct a non-binding mediation concerning the terms of a plan of reorganization, including the appropriate resolution of claims and causes of action related to the Leveraged ESOP Transactions (the “Mediation”). The Mediation began on September 26, 2010 and ultimately resulted in a settlement agreement (the “Settlement Agreement”) between the Debtors, the Creditors’ Committee, AG, Oaktree, JPMorgan and a group of funds and managed accounts represented by King Street Acquisition Company, LLC, King Street Capital, LP and Marathon Asset Management, LP that were lenders under certain TCO prepetition debt facilities. The Settlement Agreement provided for the settlement of certain causes of action arising in connection with the Leveraged ESOP Transactions, other than certain causes of action predefined as preserved. The terms of the Settlement Agreement, with certain modifications, were incorporated into the Plan filed with the Bankruptcy Court on April 12, 2012.
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
The appellants seek, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court, including the settlement of certain claims and causes of action related to the Leveraged ESOP Transactions contained in the Plan. There is currently no stay of the Confirmation Order in place pending resolution of the confirmation-related appeals. In January 2013, Reorganized Tribune Media filed a motion before the Delaware District Court to dismiss the appeals as equitably moot, based on the substantial consummation of the Plan. On June 18, 2014 the Delaware District Court entered an order granting in part and denying in part the motion to dismiss. The effect of the order was to dismiss all of the appeals, with the exception of one appeal concerning the priority in right of payment with respect to any state law fraudulent transfer claim recoveries from a Creditor Trust that was proposed to be formed under a prior version of the Plan, but was not formed under the Plan as confirmed by the Bankruptcy Court. The Delaware District Court vacated the Bankruptcy Court’s ruling to the extent it opined on that issue. On July 16, 2014, notices of appeal of the Delaware District Court’s order were filed with the U.S. Court of Appeals for the Third Circuit by Aurelius, Law Debenture, and Deutsche Bank. Briefing before the Third Circuit was completed in February 2015, and no date has been set for oral argument.
During the fourth quarter of 2012 and prior to the Effective Date, TCO and its subsidiaries consummated an internal restructuring, pursuant to and in accordance with the terms of the Plan. These restructuring transactions included, among other things, (i) converting certain of TCO’s subsidiaries into limited liability companies or merging certain of TCO’s subsidiaries into newly-formed limited liability companies, (ii) consolidating and reallocating certain operations, entities, assets and liabilities within the organizational structure of TCO and (iii) establishing a number of real estate holding companies. Among other things, the restructuring transactions resulted in TPC, now a wholly-owned subsidiary of the Company, being converted into a limited liability company (prior to the conversion, TPC was a corporation named Tribune Publishing Company) as well as becoming the holding company for the principal direct and indirect subsidiaries that own and operate the business of Tribune Publishing as described in Note 1.
On the Effective Date, all of the conditions precedent to the effectiveness of the Plan were satisfied or waived, the Debtors emerged from Chapter 11, and the settlements, agreements and transactions contemplated by the Plan to be effected on the Effective Date were implemented, including, among other things, the appointment of a new board of directors of

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

TCO and the initiation of distributions to creditors. As a result, Reorganized Tribune Media converted from a subchapter S corporation to a C corporation under the Internal Revenue Code (“IRC”). This conversion also affected TCO subsidiaries that were treated as qualified subchapter S subsidiaries, including certain legal entities included in the accompanying consolidated and combined financial statements of Tribune Publishing. See Note 14 for further information.
Terms of the Plan—The following is a summary of the material settlements and other agreements entered into, distributions made and transactions consummated by Reorganized Tribune Publishing on or about the Effective Date pursuant to, and in accordance with, the terms of the Plan. The following summary only highlights certain of the substantive provisions of the Plan as it relates to Reorganized Tribune Publishing and is not intended to be a complete description of, or a substitute for a full and complete reading of, the Plan and the agreements and other documents related thereto, including those described below.

•
Cancellation of certain prepetition obligations: On the Effective Date, the Tribune Publishing Debtors’ prepetition debt and certain other obligations were cancelled, terminated and/or extinguished, including (i) cancellation of the $2.8 billion promissory demand notes due to Tribune Finance LLC (“Tribune Finance”), a subsidiary of TCO, and (ii) the cancellation of guarantee obligations by certain Tribune Publishing Debtors under certain of TCO’s prepetition credit facilities (other than for purposes of allowing creditors thereunder to receive distributions under the Plan and allowing the administrative agent for such facilities to exercise certain limited rights).

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

•
Distributions to TCO Creditors: On the Effective Date (or as soon as practicable thereafter),(i) holders of allowed senior loan claims against TCO and allowed senior loan guarantee claims against the subsidiary guarantors received approximately $2.9 billion in cash, approximately 98.2 million shares of Class A and Class B common stock in Reorganized Tribune Media (“New Common Stock”) and warrants to purchase New Common Stock (“New Warrants”) with an aggregate fair value determined pursuant to the Plan of approximately $4.5 billion as of the Effective Date, plus interests in a litigation trust formed pursuant to the Plan (the “Litigation Trust”), (ii) holders of allowed claims against TCO related to TCO’s prepetition $1.6 billion twelve-month bridge loan facility and allowed bridge loan facility guarantee claims against the subsidiary guarantors received a pro rata share of $64.5 million in cash (equal to approximately 3.98% of their allowed claim) plus interests in the Litigation Trust, (iii) holders of allowed general unsecured claims against the Tribune Publishing Debtors received cash in an amount equal to 100% of their allowed claim, and (iv) holders of unclassified claims, priority non-tax claims and certain other secured claims received cash in an amount equal to 100% of their allowed claim. All allowed priority tax and non-tax claims and other secured claims not paid on the Effective Date were reinstated and allowed administrative expense claims will be paid in full when due. All distributions to creditors related to the Tribune Publishing Debtors’ prepetition liabilities classified as liabilities subject to compromise were made by TCO on behalf of the Tribune Publishing Debtors pursuant to TCO’s centralized cash management system as described in Note 6.

•
Ownership Interests in the Tribune Publishing Debtors and Non-Debtor Subsidiaries: All ownership interests of TCO in the Tribune Publishing Debtors and Non-Debtor Subsidiaries, after giving effect to the restructuring transactions described earlier, were reinstated on the Effective Date.

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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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
Liabilities Subject to Compromise—Liabilities subject to compromise are shown separately in Tribune Publishing’s Consolidated and Combined Balance Sheet at December 30, 2012 and were incurred prior to the filing of the Chapter 11 Petitions. These amounts represent Tribune Publishing’s best estimate of known or potential prepetition claims to be resolved in connection with the Debtors’ Chapter 11 cases.
Tribune Publishing Debtors’ liabilities subject to compromise at December 30, 2012 consisted of the following (in thousands):

Predecessor
December 30, 2012
Accounts payable	$32,030
Deferred compensation and benefits	7,400
Promissory demand notes due to Tribune Affiliate (including accrued interest of $22,860)	2,822,860
Other liabilities (1)	3,600
Liabilities subject to compromise settled on the Effective Date	$2,865,890

(1) Other liabilities primarily include amounts for non-income taxes and other accrued expenses.
Prior to the Petition Date, Tribune Finance issued promissory demand notes aggregating $2.8 billion to certain Tribune Publishing Debtors. As of December 30, 2012, these prepetition notes were in default due to the Chapter 11 filings. Prior to the Effective Date, any efforts to enforce these Debtors’ payment obligations pursuant to the promissory demand notes were stayed as a result of the filing of the Chapter 11 Petitions. As a result, these promissory demand notes are included in liabilities subject to compromise in Tribune Publishing’s combined balance sheets. See Note 6 for additional disclosures related to the Tribune Publishing Debtors’ obligations to Tribune Finance as of December 30, 2012. In accordance with ASC Topic 852, “Reorganizations,” following the Petition Date, Tribune Publishing ceased accruing interest expense on the promissory demand notes classified as liabilities subject to compromise. For the fiscal year ended December 30, 2012, contractual interest expense applicable to the promissory demand notes was approximately $92.0 million. Accrued interest on the promissory demand notes was also classified in liabilities subject to compromise and amounted to $22.9 million at December 30, 2012.
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
Reorganization Items, Net—Reorganization items, net, generally includes provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts and, pursuant to ASC Topic 852, “Reorganizations,” is reported separately in Tribune Publishing’s Consolidated and Combined Statements of Income. Reorganization items, net may also include professional advisory fees and other costs directly associated with the Debtors’ Chapter 11 cases; however, all professional advisory fees that were paid by TCO and other non-debtor TCO affiliates that related to all Debtors have not been allocated to Tribune Publishing as professional advisory fees are TCO reorganization expenses and do not specifically relate to the operations of Tribune Publishing.
Specifically identifiable reorganization provisions, adjustments and other costs directly related to Tribune Publishing have been included in the Successor’s Consolidated and Combined Statements of Income for the years ended

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

December 28, 2014 and December 29, 2013 and in the Predecessor’s Consolidated and Combined Statements of Income for December 31, 2012 and the year ended December 30, 2012 and consisted of the following (in thousands):

	Successor		Predecessor
	Year Ended			Year Ended
	December 28, 2014	December 29, 2013	December 31, 2012	December 30, 2012
Reorganization costs, net:
Contract rejections and claim settlements	$(214)	$111	$—	$(978)
Other, net	(250)	(381)	—	(468)
Total reorganization costs, net	(464)	(270)	—	(1,446)
Reorganization adjustments, net	—	—	2,862,039	—
Fresh-start reporting adjustments, net	—	—	(107,486)	—
Total reorganization items, net	$(464)	$(270)	$2,754,553	$(1,446)
In the third quarter of 2012, the Plan was confirmed which, among other things, resulted in the allowance of, or adjustments to, certain claims that were otherwise contingent upon the confirmation of the Plan. As a result, contract rejections and claim settlements in 2012 included losses to adjust certain employee-related claims pursuant to a settlement agreement. These losses were partially offset by net favorable adjustments to adjust other liabilities to the amount of the allowed claim.
The Predecessor’s combined statement of income for December 31, 2012 included other reorganization items totaling $2.755 billion before taxes ($2.842 billion after taxes) arising from reorganization and fresh-start reporting adjustments. Reorganization adjustments, which were recorded to reflect the settlement of prepetition liabilities and changes in the Predecessor’s capital structure arising from the implementation of the Plan, resulted in a net reorganization gain of $2.862 billion before taxes ($2.894 billion after taxes). Fresh-start reporting adjustments, which were recorded as a result of the adoption of fresh-start reporting as of the Effective Date in accordance with ASC Topic 852, resulted in a net loss of $107.5 million before taxes ($52.1 million after taxes). The net gain resulted primarily from adjusting the Predecessor’s net carrying values for certain assets and liabilities to their fair values in accordance with ASC Topic 805, “Business Combinations,” recording related adjustments to deferred income taxes and eliminating the Predecessor’s accumulated other comprehensive income (loss) as of the Effective Date. See Note 3 for additional information on reorganization items.
Tribune Publishing may incur certain expenses pertaining to the Chapter 11 proceedings in future periods. These expenses will include primarily other costs related to the implementation of the Plan and the resolution of unresolved claims.
NOTE 3: FRESH-START REPORTING
Reorganized Tribune Media adopted fresh-start reporting on the Effective Date in accordance with ASC Topic 852, “Reorganizations.” All conditions required for the adoption of fresh-start reporting were satisfied by Reorganized Tribune Media on the Effective Date. As a result, Tribune Publishing also adopted fresh-start reporting on the Effective Date.
The adoption of fresh-start reporting by Reorganized Tribune Publishing resulted in a new reporting entity for financial reporting purposes reflecting the Successor’s capital structure as of the Effective Date. Any presentation of Reorganized Tribune Publishing’s consolidated and combined financial statements as of and for periods subsequent to the Effective Date represents the financial position, results of operations and cash flows of a new reporting entity and will not be comparable to any presentation of the Predecessor’s consolidated and combined financial statements as of and for periods prior to the Effective Date, and the adoption of fresh-start reporting. The accompanying consolidated and combined financial statements as of and for the year ended December 30, 2012 have not been adjusted to reflect any changes in the Predecessor’s capital structure as a result of the Plan nor have they been adjusted to reflect any changes in the fair value of assets and liabilities as a result of the adoption of fresh-start reporting.
In accordance with ASC Topic 852, the Predecessor’s Consolidated and Combined Statement of Income for December 31, 2012 includes only (i) reorganization adjustments which resulted in a net gain of $2.862 billion before taxes

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

($2.894 billion after taxes) and (ii) fresh-start reporting adjustments which resulted in a net loss of $107.5 million before taxes ($52.1 million after taxes). These adjustments are further summarized and described below. The Predecessor’s consolidated and combined statements of income and cash flows for December 31, 2012 exclude the results of operations and cash flows arising from the Predecessor’s business operations on December 31, 2012. Because the Predecessor’s December 31, 2012 results of operations and cash flows were not material, Tribune Publishing has elected to report them as part of Reorganized Tribune Publishing’s results of operations and cash flows for the fiscal year ended December 29, 2013.
Enterprise Value/Reorganization Value—ASC Topic 852 requires, among other things, a determination of the reorganization value for Reorganized Tribune Media and allocation of such reorganization value to the fair value of Reorganized Tribune Media’s tangible assets, finite-lived intangible assets and indefinite-lived intangible assets in accordance with the provisions of ASC Topic 805, “Business Combinations,” as of the Effective Date. The reorganization value for Reorganized Tribune Media represents the amount of resources available, or that become available, for the satisfaction of postpetition liabilities and allowed prepetition claims, as negotiated between the Debtors and their creditors. This value is viewed as the fair value of Reorganized Tribune Media before considering liabilities and is intended to approximate the amount a willing buyer would pay for the assets of Reorganized Tribune Media immediately after emergence from bankruptcy. In connection with the Debtors’ Chapter 11 cases, the Debtors’ financial advisor undertook a valuation analysis to determine the value available for distribution to holders of allowed prepetition claims. Based on current and anticipated economic conditions as of the Effective Date and the direct impact of these conditions on Reorganized Tribune Media’s business, this analysis estimated a range of distributable value from the Debtors’ estates from $6.917 billion to $7.826 billion with an approximate mid-point of $7.372 billion. The confirmed Plan contemplates a distributable value for Reorganized Tribune Media of $7.372 billion. The distributable value implies an equity value for Reorganized Tribune Media of $4.536 billion after reducing the distributable value for cash distributed (or to be distributed) pursuant to the Plan and $1.1 billion of new debt undertaken by Reorganized Tribune Media.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

fair values of TCO’s equity investments were added to the estimated cash on hand as of the measurement date to determine the estimated range of distributable value noted above.
Fresh-Start Combined Balance Sheet—The table below summarizes the Predecessor’s December 30, 2012 combined balance sheet, the reorganization and fresh-start reporting adjustments that were made to that balance sheet as of December 31, 2012, and the resulting Successor’s Consolidated and Combined Balance Sheet as of December 31, 2012.
Combined Balance Sheets at December 30, 2012 and December 31, 2012
(In thousands)

	Predecessor					Successor
	December 30, 2012	Reorganization Adjustments		Fresh-Start Adjustments		December 31, 2012
Assets
Current assets
Cash	$13,768	$—		$—		$13,768
Accounts receivable, net	256,985	—		—		256,985
Inventories	12,537	—		5,810	(4)	18,347
Deferred income taxes	1,147	42,228	(1)(2)	(2,272)	(4)	41,103
Prepaid expenses and other	14,733	—		(18)	(4)	14,715
Total current assets	299,170	42,228		3,520		344,918
Properties
Property, plant and equipment	1,938,208	—		(1,527,106)	(4)	411,102
Accumulated depreciation	(1,322,830)	—		1,322,830	(4)	—
Net properties	615,378	—		(204,276)		411,102
Other assets
Goodwill	—	—		15,331	(4)	15,331
Other intangible assets, net	28,911	—		37,976	(4)	66,887
Investments	3,986	—		—		3,986
Deferred income taxes	—	—		54,188	(4)	54,188
Other	3,787	—		(2,402)	(4)	1,385
Total other assets	36,684	—		105,093		141,777
Total assets	$951,232	$42,228		$(95,663)		$897,797

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$37,710	$2,528	(1)(3)	$—	(4)	$40,238
Employee compensation and benefits	103,077	322	(1)(3)	—		103,399
Deferred revenue	66,835	—		(171)	(4)	66,664
Other current liabilities	26,359	(879)	(1)(3)	—		25,480
Total current liabilities	233,981	1,971		(171)		235,781
Other non-current liabilities	66,300	11,679	(1)(2)(3)	(16,192)	(4)	61,787
Liabilities subject to compromise	2,865,890	(2,865,890)	(1)(3)	—		—
Equity (deficit)	(2,214,939)	2,894,468	(1)	(79,300)	(4)	600,229
Total liabilities and equity (deficit)	$951,232	$42,228		$(95,663)		$897,797

(1)
Reflects adjustments arising from implementation of the Plan, including the gain on the settlement of prepetition liabilities, distributions of cash by TCO on behalf of Reorganized Tribune Publishing and the elimination of Tribune Publishing’s equity (deficit). These adjustments also include the establishment of Reorganized Tribune Publishing’s equity based on the reorganization value of Reorganized Tribune Media allocated to the fair value

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

of Reorganized Tribune Publishing’s tangible assets, finite-lived intangible assets and indefinite-lived intangible assets as of the Effective Date. The changes in the Predecessor’s capital structure arising from the implementation of the Plan is comprised of the following adjustments (in thousands):

Liabilities subject to compromise on the Effective Date	$2,865,890
Less: Liabilities assumed and reinstated on the Effective Date	(2,909)
Less: Liabilities for prepetition claims to be settled subsequent to the Effective Date and other adjustments	(5,472)
Liabilities subject to compromise settled on the Effective Date	$2,857,509

Forgiveness of prepetition promissory notes held by parent	$2,822,860
Cash distributions on settled claims paid by parent	34,649
Gain on settlement of liabilities subject to compromise	2,857,509
Plus: Other reorganization adjustments, net	4,530
Total reorganization adjustments before taxes	2,862,039
Plus: Income tax benefit on reorganization adjustments	32,429
Net reorganization gain after taxes	$2,894,468

(2)	Reflects the conversion of Reorganized Tribune Media, including its qualified subchapter S subsidiaries, from a subchapter S corporation to a C corporation under the IRC.

(3)	Reflects the reclassification of certain liabilities from liabilities subject to compromise upon the assumption of certain executory contracts and unexpired leases.
(4)    The Predecessor’s Consolidated and Combined Statement of Income for December 31, 2012 includes certain adjustments recorded as a result of the adoption of fresh-start reporting in accordance with ASC Topic 852, “Reorganizations,” as of the Effective Date. These fresh-start reporting adjustments resulted in a net pretax loss which primarily resulted from adjusting the Predecessor’s recorded values for certain assets and liabilities to fair values in accordance with ASC Topic 805, “Business Combinations,” and recording related adjustments to deferred income taxes. The fresh-start reporting adjustments included in the Predecessor’s Consolidated and Combined Statement of Income for December 31, 2012 consisted of the following items (in thousands):

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
NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of these consolidated and combined financial statements in conformity with U.S. GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses and certain financial statement disclosures. Some of the significant estimates in these consolidated and combined financial statements include the valuation assumptions used in allowances for doubtful accounts receivable, net realizable value of inventories, useful lives of property and identifiable intangible assets, the evaluation of recoverability of property and identifiable intangible assets, income tax, self-insurance, other postretirement benefits, stock-based compensation and purchase accounting. Actual results could differ from these estimates.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Revenue Recognition—Tribune Publishing’s primary sources of revenue are from the sales of advertising space in published issues of its newspapers and other publications and on websites owned by, or affiliated with Tribune Publishing; distribution of preprinted advertising inserts; sales of newspapers, digital subscriptions and other publications to distributors and individual subscribers; and the provision of commercial printing and delivery services to third parties, primarily other newspaper companies. Newspaper advertising revenue is recorded, net of agency commissions, when advertisements are published in newspapers and when inserts are delivered. Website advertising revenue is recognized ratably over the contract period or as services are delivered, as appropriate. Commercial printing and delivery services revenues, which are included in other revenues, are recognized when the product is delivered to the customer or as services are provided, as appropriate. Proceeds from publication subscriptions are deferred and are included in revenue on a pro rata basis over the term of the subscriptions. Tribune Publishing records rebates when earned as a reduction of advertising revenue.
Cash—Cash is stated at cost, which approximates market value. Investments with original maturities of three months or less at the time of purchase are considered to be cash equivalents. Prior to the Distribution Date, TCO utilized a centralized approach to cash management and the financing of its operations. Prior to the Distribution date, cash in the Consolidated and Combined Balance Sheets represents either cash not yet advanced to TCO or cash held locally by Tribune Publishing. See Note 6 for further discussion.
Restricted Cash—As of December 28, 2014, the Company had $27.5 million of cash held in a specified cash collateral account. The specified cash account is required to remain as long as an undrawn letter of credit relating to workers compensation self-insurance remains outstanding. The cash is recorded in restricted cash in the Consolidated and Combined Balance Sheets.
Accounts Receivable and Allowance for Doubtful Accounts—Tribune Publishing’s accounts receivable are primarily due from advertisers and circulation-related accounts. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required. Tribune Publishing maintains an allowance for uncollectible accounts, rebates and volume discounts. The allowance for uncollectible accounts is determined based on historical write-off experience and any known specific collectability exposures.
A summary of the activity with respect to the accounts receivable allowances is as follows (in thousands):

Accounts receivable allowance balance at December 25, 2011 (Predecessor)	$13,519
2012 additions	23,387
2012 deductions	(23,475)
Accounts receivable allowance balance at December 30, 2012 (Predecessor)	13,431
2013 additions	22,477
2013 deductions	(23,052)
Accounts receivable allowance balance at December 29, 2013 (Successor)	12,856
2014 additions	26,378
2014 deductions	(22,570)
Accounts receivable allowance balance at December 28, 2014 (Successor)	$16,664
Trade Transactions—Tribune Publishing, in the ordinary course of business, enters into trade transactions whereby advertising in a Tribune Publishing publication is exchanged for products or services or advertising, including advertising at an event/venue. Trade transactions are generally reported at the estimated fair value of the product or services received. Revenues are recorded when the advertisement runs in a Tribune Publishing publication and expenses are generally recorded when the products or services are utilized or the advertisement runs.
Inventories—Inventories are stated at the lower of cost or market. The Predecessor determined cost on the last-in, first-out (“LIFO”) basis for newsprint and on the first-in, first-out (“FIFO”) basis for all other inventories. Effective December 31, 2012 and in conjunction with the adoption of fresh-start reporting, Reorganized Tribune Publishing elected to change its costing method to the FIFO method for newsprint inventories. In addition, effective December 31, 2012, Reorganized Tribune Publishing elected to change its accounting policy whereby ink, spare parts and other consumables used in production are expensed upon acquisition and no longer recorded into inventory in the Successor’s Consolidated and Combined Balance Sheets.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Properties—Property, plant and equipment of the Predecessor are stated at cost less accumulated depreciation. The Predecessor computed depreciation using the straight-line method over the following estimated useful lives: 10 to 40 years for buildings, 7 to 20 years for newspaper printing presses and 3 to 10 years for all other equipment. As a result of the adoption of fresh-start reporting, Tribune Publishing’s property, plant and equipment was adjusted to fair value on the Effective Date. In addition, the estimated useful lives of Tribune Publishing’s property, plant and equipment that were in service on the Effective Date were revised to the following: 4 to 44 years for buildings, 1 to 25 years for newspaper printing presses and 1 to 25 years for all other equipment. Leasehold improvements are amortized over the shorter of the useful life or the term of the lease. There were no changes to the methods used by Tribune Publishing to compute depreciation or any changes to the policy for determining estimated useful lives for assets placed into service subsequent to the Effective Date as a result of the adoption of fresh-start reporting. Expenditures for repairs and maintenance of existing assets are charged to expense as incurred. Property, plant and equipment assets that are financed under a capital lease are depreciated over the shorter of the term of the lease or the useful lives of the assets.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets are summarized in Note 9. Tribune Publishing reviews goodwill and other indefinite-lived intangible assets, which include only newspaper mastheads, for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles–Goodwill and Other.” Under ASC Topic 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values. Tribune Publishing’s annual impairment review measurement date is in the fourth quarter of each year. Impairment would occur when the carrying amount of the goodwill or mastheads is greater than its fair value. The Company has determined that the reporting units are the eight newspaper media groups and the aggregate of its national businesses.
For the year ended December 28, 2014, the Company did a full quantitative analysis of both goodwill and mastheads. For both goodwill and mastheads, the calculated fair value exceeded the carrying value by a significant amount. For goodwill, the calculated fair value was determined using a average of the discounted cash flow method and the market comparable method, applying equal weight to both. Estimates of fair value are subjective in nature, involve uncertainties and matters of significant judgment and are made at a specific point in time. Thus changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time (for 2014, the perpetuity growth rates used ranged from (2.0%) to 10.0%), forecasted EBITDA margins (for 2014, forecasted EBITDA growth ranged from 6.2% to 12.8%), estimated tax rates, capital expenditures, required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (for 2014, the weighted average cost of capital used was 10.5%).
For mastheads, the calculated fair value was determined using the royalty savings method. The key assumptions used in the fair value estimates under the royalty savings method are revenue and market growth (for 2014, the perpetuity growth rates used ranged from 0.0% to 2.0%), royalty rates for newspaper mastheads (for 2014, the royalty rate used ranged from 1.0% to 5.5%), estimated tax rates, an appropriate risk-adjusted weighted-average cost of capital (for 2014, the weighted average cost of capital used was 10.5%). These assumptions reflect Tribune Publishing’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of Tribune Publishing’s control.
Based on the assessments performed as of December 28, 2014, the estimated fair value of all of the Company’s reporting units exceeded their carrying amounts by a significant amount. Additionally, based on assessments performed as of December 28, 2014, the estimated fair value of the Company’s mastheads exceeded their carrying amounts by a significant amount.
Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in non-cash impairment charges in the future under ASC Topic 350.
Impairment Review of Long-Lived Assets—In accordance with ASC Topic 360, “Property, Plant and Equipment,” Tribune Publishing evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may be impaired. The carrying value of a long-lived asset or asset group is considered impaired when the projected future undiscounted cash flows to be generated from the asset or asset group over its remaining depreciable life are less than its current carrying value. Tribune Publishing measures impairment based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset or asset group. The fair value is determined primarily by using the projected future cash flows discounted at a rate commensurate with the risk involved as well as market valuations. Losses on long-lived assets to be

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

disposed of are determined in a similar manner, except that the fair values are reduced for an estimate of the cost to dispose or abandon. There were no impairments recorded in any of the periods presented.
Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate future undiscounted cash flows could result in non-cash impairment charges in the future under ASC Topic 360.
Fair Value Measurements—Tribune Publishing measures and records in its consolidated and combined financial statements certain assets and liabilities at fair value. ASC Topic 820, “Fair Value Measurement and Disclosures,” establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and Tribune Publishing’s own assumptions (unobservable inputs). See Note 11 for further explanation of the fair value hierarchy.
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The carrying values of cash, trade accounts receivable and trade accounts payable approximate fair value due to their short term to maturity.
Investments—Investments in unconsolidated affiliates over which Tribune Publishing exercises significant influence, but does not control, are accounted for by the equity method. Under this method, an investment account for each unconsolidated affiliate is increased by contributions made and by Tribune Publishing’s share of net income of the unconsolidated affiliate, and decreased by the share of net losses of and distributions from the unconsolidated affiliate. See Note 10 for further discussion.
TCO Pension Plans—Prior to the Distribution Date, retirement benefits were provided to eligible employees of Tribune Publishing through defined benefit pension plans sponsored by TCO. Under TCO-sponsored defined benefit pension plans, pension benefits were primarily a function of both the years of service and the level of compensation for a specified number of years, depending on the plan. It was TCO’s policy to fund the minimum for TCO-sponsored defined benefit pension plans as required by the Employee Retirement Income Security Act (“ERISA”).
Retirement benefits obligations pursuant to the TCO-sponsored defined benefit pension plans are obligations of TCO. Therefore, prior to the Distribution Date Tribune Publishing accounted for costs associated with these defined benefit pension plans as a participant in multi-employer plans in accordance with ASC Topic 715, “Compensation—Retirement Benefits.” ASC Topic 715 provides that an employer that participates in a multi-employer defined benefit plan is not required to report a liability beyond the contributions currently due and unpaid to the plan. As no such amounts were due and unpaid by Tribune Publishing, no assets or liabilities relative to the obligations under the TCO-sponsored defined benefit pension plans were included in the Consolidated and Combined Balance Sheets. After the Distribution Date, Tribune Publishing has no additional costs or expenses related to this plan.
Other Postretirement Benefits—Tribune Publishing provides certain health care and life insurance benefits for retired Tribune Publishing employees through postretirement benefit plans. The expected cost of providing these benefits is accrued over the years that the employees render services. It is the Company’s policy to fund postretirement benefits as claims are incurred.
Tribune Publishing recognizes the overfunded or underfunded status of its postretirement benefit plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which changes occur through comprehensive income. The amounts included within these consolidated and combined financial statements were actuarially determined based on amounts allocable to eligible Tribune Publishing employees.
Prior to the Distribution Date, TCO provided certain health care and life insurance benefits for retired Tribune Publishing Employees. The portions of the liabilities for postretirement health care and life insurance benefits, the related net periodic benefit costs and other comprehensive income (loss) were allocated to Tribune Publishing and presented within these consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Contributions made to union-sponsored plans are based upon collective bargaining agreements. See Note 15 for further information.
Self-Insurance—The Company self-insures for certain employee medical and disability income benefits, and insures with a high deductible for workers’ compensation, automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The Company carries insurance coverage to limit exposure for self-insured workers’ compensation costs and automobile and general liability claims. The Company’s deductibles for the insured coverages are generally $1.0 million per occurrence, depending on the applicable policy period. The recorded liabilities for self-insured risks at December 28, 2014 totaled $44.9 million.
Prior to the Distribution Date, Tribune Publishing employees were covered under TCO plans. The portion of the liabilities and expense related to these self-insurance and insurance plans that related to Tribune Publishing employees, both the liability and expense applicable to those employees have been presented within these consolidated and combined financial statements. The allocated liabilities for self-insured risks under the TCO plans at December 29, 2013, totaled $47.5 million.
Deferred Revenue—Deferred revenue arises in the normal course of business from advance subscription payments for newspapers, digital subscriptions and other publications, and interactive advertising sales. Deferred revenue is recognized in the period it is earned.
Stock-Based Compensation—In accordance with ASC Topic 718, “Compensation—Stock Compensation,” the Company recognizes stock-based compensation cost in its Consolidated and Combined Statements of Income. Stock-based compensation cost is measured at the grant date for equity-classified awards and at the end of each reporting period for liability-classified awards based on the estimated fair value of the awards. ASC Topic 718 requires stock-based compensation expense to be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (the “substantive vesting period”). Additional information pertaining to the Company’s stock-based compensation is provided in Note 16 for both the Predecessor and Successor equity plans.
Income Taxes—Provisions for federal and state income taxes are calculated on reported pretax earnings based on current tax laws and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred income tax assets and liabilities. Taxable income reported to the taxing jurisdictions in which Tribune Publishing operates often differs from pretax earnings because some items of income and expense are recognized in different time periods for income tax purposes. Tribune Publishing provides deferred taxes on these temporary differences in accordance with ASC Topic 740, “Accounting for Income Taxes.” Taxable income also may differ from pretax earnings due to statutory provisions under which specific revenues are exempt from taxation and specific expenses are not allowable as deductions.
ASC Topic 740 addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC Topic 740, a company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. ASC Topic 740 requires the tax benefit recognized in the financial statements to be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. See Note 14 for further discussion.
Prior to the Distribution Date, Tribune Publishing’s tax status was controlled by TCO. On March 13, 2008, TCO filed an election to be treated as a subchapter S corporation under the IRC, with the election effective as of the beginning of TCO’s 2008 fiscal year. TCO also elected to treat nearly all of its subsidiaries, including the subsidiaries through which Tribune Publishing operates, as qualified subchapter S subsidiaries. Subject to certain limitations (such as built-in-gains tax applicable for ten years to gains accrued prior to the election), TCO and Tribune Publishing were not subject to federal income tax. Although most states in which TCO and Tribune Publishing operate recognize subchapter S corporation status, some impose tax at a reduced rate. Certain Tribune Publishing non-qualified subchapter S subsidiaries were subject to federal and state income taxes as C corporations.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the period prior to the Distribution Date, for the purposes of these consolidated and combined financial statements, Tribune Publishing has computed income taxes as if it were filing separate returns. Prior to the Distribution Date, current income taxes payable are settled with TCO through the equity (deficit) account.
In connection with the Debtors’ emergence from Chapter 11, Reorganized Tribune Media converted from a subchapter S corporation to a C corporation under the IRC, including the qualified subchapter S subsidiaries included in these consolidated and combined financial statements. The effect of this conversion was recorded in connection with Reorganized Tribune Publishing’s implementation of fresh-start reporting as more fully described in Note 3 and Note 14. Accordingly, essentially all of Reorganized Tribune Publishing’s deferred income tax assets and liabilities at the Effective Date were reinstated at a higher effective tax rate.
New Accounting Standards—In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Topic 220, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amended the existing accounting standards to improve the presentation of amounts reclassified out of accumulated other comprehensive income in its entirety and by component by presenting the reclassification adjustments on either the face of the statement where net income is presented or in a separate disclosure in the notes to the financial statements. Amounts that are not required to be reclassified in their entirety to net income are required to be cross referenced to related footnote disclosures that provide additional detail. ASU 2013-02, is required to be applied prospectively in interim and annual periods beginning after December 15, 2012. The Company adopted the amended accounting standard effective December 31, 2012. The amended accounting standards only impact the financial statement presentation of other comprehensive income and do not change the components that are recognized in net income or other comprehensive income. The adoption had no impact on the Company’s financial position or results of operations.
In May 2014, the FASB issued ASU 2014-09, Topic 606, “Revenue from Contracts with Customers” concerning revenue recognition. The new standard supersedes a majority of existing revenue recognition guidance under U.S. GAAP, and requires a company to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. ASU 2014-09 allows for either a “full retrospective” adoption or a “modified retrospective” adoption. The Company is currently evaluating which adoption method it will elect. The standard is effective for the Company in the first quarter 2017. Early adoption is not permitted. The Company is currently evaluating the revenue recognition impact this guidance will have once implemented.
NOTE 5: CHANGES IN OPERATIONS
Employee Reductions—Tribune Publishing identified reductions in staffing levels in its operations of 486, 745 and 800 positions in the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. Tribune Publishing recorded pretax charges for severance and related expenses of $5.9 million, $15.6 million and $13.6 million in the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. A summary of the activity with respect to Tribune Publishing’s severance accrual for the years ended December 28, 2014 and December 29, 2013 is as follows (in thousands):

Balance at December 30, 2012 (Predecessor)	$4,001
2013 Provision	15,592
2013 Payments	(10,257)
Balance at December 29, 2013 (Successor)	9,336
Transferred from Tribune Media Company	647
2014 Provision	5,857
2014 Payments	(10,802)
Balance at December 28, 2014 (Successor)	$5,038
Charges for severance and related expenses are included in compensation expense in the accompanying Consolidated and Combined Statements of Income. The severance and related expenses above exclude severance and related expenses incurred by TCO and allocated to Tribune Publishing. As part of the separation and distribution from TCO, $0.6

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

million of accrued severance charges were transferred to Tribune Publishing during the year ended December 28, 2014. See Note 6 for further discussion of allocated charges from TCO.
Shutdown of Daily Press Media Group Printing and Packing Operations—In April 2012, the Daily Press Media Group (“DPMG”) approved a plan to outsource DPMG’s printing and packaging operations located in Newport News, Virginia to Media General Operations, Inc. (d/b/a Richmond Times-Dispatch) (“MG”). Pursuant to the arrangement, MG will provide to DPMG prepress, printing, inserting, newsprint and transportation services for all editions of DPMG’s three newspapers, the Daily Press, The Virginia Gazette, and the Tidewater Review. As of April 27, 2012, the DPMG facility had certain press equipment, prepress equipment and machinery with a net book value of $5.8 million that would no longer be used as a result of the arrangement. Of this amount, inserting equipment with a net book value of $1.5 million was made available to MG for use in connection with contracted print and packaging activities, equipment with a net book value of $1.2 million was transferred to other Tribune Publishing business units and equipment with a net book value of $3.1 million was sold or scrapped. Accordingly, Tribune Publishing reduced its estimate of the remaining useful life of the equipment to be sold or scrapped and recorded accelerated depreciation of $2.8 million during 2012. Pursuant to the arrangement, DPMG reimbursed MG for the purchase and installation of necessary press modification equipment and systems in the amount of $0.7 million. In addition, Tribune Publishing eliminated approximately 85 employees and incurred severance and related expenses of $0.7 million which are included in compensation expense in Tribune Publishing’s Consolidated and Combined Statements of Income.
NOTE 6: RELATED PARTY TRANSACTIONS
In connection with the separation and distribution, Tribune Publishing entered into a transition services agreement (the “TSA”) and certain other agreements with TCO that govern the relationships between Tribune Publishing and TCO following the separation and distribution. Under the TSA, the providing company generally is allowed to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the services, plus, in some cases, the allocated direct costs of providing the services, generally without profit. Pursuant to the TSA, TCO provides Tribune Publishing with certain specified services on a transitional basis, including support in areas such as human resources, risk management, treasury, technology, legal, real estate, procurement, and advertising and marketing in a single market. During the year ended December 28, 2014, Tribune Publishing incurred $2.3 million in charges payable to TCO under the TSA. In addition, the TSA outlines the services that Tribune Publishing will provide TCO on a transitional basis, including in areas such as human resources, technology, legal, procurement, accounting, digital advertising operations, and advertising, marketing, event management and fleet maintenance in a single market. For the year ended December 28, 2014, TCO's charges payable to Tribune Publishing were $3.0 million under the TSA.
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
Equity—Equity in the Consolidated and Combined Balance Sheets prior to the Distribution Date includes the accumulated balance of transactions between Tribune Publishing and TCO, Tribune Publishing’s paid-in-capital, and TCO’s interest in Tribune Publishing’s cumulative retained earnings, and are presented within the parent company investment component of equity and combined with accumulated other comprehensive income in total equity. The amounts comprising the accumulated balance of transactions between Tribune Publishing and TCO include (i) the cumulative net assets attributed to Tribune Publishing by TCO, (ii) the cumulative net advances to TCO representing the cumulative Tribune Publishing funds swept (net of funding provided by TCO to Tribune Publishing) as part of the centralized cash management program described further below, (iii) the cumulative charges (net of credits) allocated by TCO to Tribune Publishing for certain support services received by Tribune Publishing and (iv) related party dividends for rent payments on related party leases as described further below.
Centralized Cash Management—TCO utilized a centralized approach to cash management and the financing of its operations. Under this centralized cash management program, TCO and Tribune Publishing advanced funds to each other. Accordingly, none of TCO’s cash and cash equivalents has been assigned to Tribune Publishing in the consolidated and

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

combined financial statements. Cash in the Consolidated and Combined Balance Sheets represents either cash not advanced to TCO or cash held locally by Tribune Publishing. These transactions were recorded in equity (deficit) when advanced.
Support Services Provided and Other Amounts with TCO—Prior to the Distribution Date, Tribune Publishing received allocated charges from TCO for certain corporate support services, which were recorded within Tribune Publishing’s Consolidated and Combined Statements of Income. Management believes that the basis used for the allocations was reasonable and reflects the portion of such costs attributed to Tribune Publishing’s operations; however, the amounts may not be representative of the costs necessary for Tribune Publishing to operate as a separate stand-alone company. These allocated costs are summarized in the following table (in thousands):

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Corporate management fee	$21,871	$29,450	$34,756
Allocated depreciation	11,707	17,127	23,524
Service center support costs	53,492	87,487	87,628
Other	3,427	6,722	13,195
Total	$90,497	$140,786	$159,103
The corporate management fee related to support Tribune Publishing received from TCO and Tribune Affiliates for certain corporate activities includes: (i) executive management, (ii) corporate development, (iii) corporate relations, (iv) legal, (v) human resources, (vi) internal audit, (vii) financial reporting, (viii) tax, (ix) treasury, and (x) other TCO corporate and infrastructure costs. For these services, Tribune Publishing was charged a management fee based on actual costs incurred by TCO and Tribune Affiliates, and allocated to Tribune Publishing based upon Tribune Publishing’s revenue as a percentage of total TCO revenue in each fiscal year.
The above summary of allocated costs includes depreciation expense allocated by TCO and Tribune Affiliates for certain assets that support Tribune Publishing and other Tribune Affiliates. These assets primarily relate to capitalized software that is utilized by TCO, including Tribune Publishing, to operate its businesses and such assets have not been included in Tribune Publishing’s Consolidated and Combined Balance Sheets. Allocated depreciation expense totaled $11.7 million, $17.1 million and $23.5 million for 2014, 2013 and 2012, respectively, and was allocated primarily based on headcount, Tribune Publishing’s revenue as a percentage of total TCO revenue and utilization of assets by Tribune Publishing.
Service center support costs related to support Tribune Publishing received from TCO service centers, which centrally manage and process (for all TCO business units) certain financial transactions (e.g., payroll, accounts payable, etc.), human resources activities (e.g., administration of employee benefits programs, employee relations, recruitment, etc.) and information technology function including (i) networks, (ii) email, (iii) infrastructure, (iv) support, and (v) other technology costs. Service center support costs have been allocated based on either the number of payments processed or other volume measures for financial transactions, headcount for payroll costs, and headcount, usage or other volume measures for certain network, network security and desktop and web application support services, or Tribune Publishing’s revenue as a percentage of total TCO revenue. Such allocated costs are intended to represent the costs of providing these services to Tribune Publishing.
Other support costs related to charges to Tribune Publishing from Tribune Affiliates for general insurance, occupancy costs, audit and bank fees, shared resources, syndicated content and other support services, net of any cost recoveries. General insurance costs related to Tribune Publishing’s participation in TCO-sponsored risk management plans for (i) general liability, (ii) auto liability, and (iii) other insurance such as property and media. Such costs were allocated, depending upon insurance type, based on actuarially determined historical loss experience, vehicle count, headcount or proportional insured values for real and personal property replacement costs and business interruption.
Occupancy costs related to certain facilities owned and/or leased by TCO and Tribune Affiliates that were utilized by Tribune Publishing employees and principally relate to shared corporate office space. These costs were charged to Tribune Publishing primarily based on actual square footage utilized. Occupancy costs include facility rent, maintenance, security and other occupancy related costs incurred to manage the properties. In connection with the internal restructuring plan, discussed

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

in Note 2, the shared corporate office space was transferred to TCO’s newly established real estate holding companies on December 21, 2012 and related party lease agreements were established between Tribune Publishing and the real estate holding companies. Beginning in 2013, the occupancy costs for shared corporate office space were replaced with rent expense. Historical occupancy costs and rent expense are recorded in other operating expense in the Company's Consolidated and Combined Statements of Income. The related party lease agreements are discussed in further detail below.
Audit and bank fees, shared resources, syndicated content and other support services were allocated based on actual costs incurred and Tribune Publishing’s revenue as a percentage of total TCO revenue. Cost recoveries reflect costs recovered from TCO and Tribune Affiliates for functions provided by Tribune Publishing, including shared resources, purchase and syndicated content, printing and direct mail, sales services, research and occupancy costs. Such costs were primarily allocated based on usage or other volume measurements, management estimates of the percentage of time that employees spent on operating activities at TCO and Tribune Affiliates and square footage.
Severance costs incurred by TCO at service centers that provide a benefit to Tribune Publishing have been allocated and included within corporate management fee, service center support, technology service center support and occupancy costs, as applicable. Allocated severance costs totaled $1.7 million and $0.4 million in 2013 and 2012, respectively, and were primarily allocated based on Tribune Publishing’s revenue as a percentage of total TCO revenue or Tribune Publishing’s total allocated expense as a percentage of total TCO allocable costs.
As noted above, TCO’s service centers processed substantially all of Tribune Publishing’s disbursements on its behalf. These disbursements were settled through equity (deficit).
Promissory Demand Notes Due to Tribune Finance—As discussed in Note 2 Tribune Finance was issued promissory demand notes aggregating $2.8 billion by certain Tribune Publishing Debtors. Interest on these promissory demand notes was payable at a per annum rate equal to the rate of interest applicable to the funds contributed to Tribune Finance by TCO. The amounts and payment terms of these promissory demand notes were established in connection with the Plan. Accordingly, the fair value of these related party liabilities could not be reasonably estimated at December 30, 2012 as they were not arm’s length transactions and therefore, such amounts were not meaningful.
As a result of the Tribune Publishing Debtors’ Chapter 11 filings, these promissory demand notes were in default. Prior to the Effective Date, any efforts to enforce the Tribune Publishing Debtors’ payment obligations pursuant to the promissory demand notes were stayed as a result of the filing of the Chapter 11 Petitions. As a result, these promissory demand notes are included in liabilities subject to compromise in Tribune Publishing’s Consolidated and Combined Balance Sheets at December 30, 2012. In accordance with ASC Topic 852, “Reorganizations,” following the Petition Date, Tribune Publishing ceased accruing interest expense on the promissory demand notes classified as a liability subject to compromise. These promissory demand notes, and the related accrued interest, were subsequently forgiven by Tribune Finance on the Effective Date in accordance with and pursuant to the terms of the Plan.
Medical and Workers’ Compensation Benefit Plans—Tribune Publishing participated in TCO-sponsored employee benefit plans, including medical and workers’ compensation. Allocations of benefit plan costs varied by plan type and were based on actuarial valuations of cost and/or liability, premium amounts and payroll. Total benefit plan costs allocated to Tribune Publishing amounted to $27.2 million in the year ended December 28, 2014, $49.3 million in the year ended December 29, 2013 and $52.2 million in the year ended December 30, 2012. The total benefit plan costs were recorded in compensation expense in the Consolidated and Combined Statements of Income. While management believes the cost allocation methods utilized for the benefit plans were reasonable and reflected the portion of such costs attributed to Tribune Publishing, the amounts may not be representative of the costs necessary for Tribune Publishing to operate as a stand-alone business.
Defined Benefit Plans—Retirement benefits obligations pursuant to the TCO defined benefit pension plans have historically been and continue to be an obligation of TCO. Prior to the Distribution Date, Tribune Publishing accounted for costs associated with these defined benefit pension plans as a participant in multi-employer plans in accordance with ASC Topic 715, “Compensation-Retirement Benefits.” Costs related to TCO-sponsored pension plans, which totaled credits of $12.5 million in the year ended December 28, 2014, credits of $23.8 million in the year ended December 29, 2013 and expense of $66.8 million in the year ended December 30, 2012 were based upon a specific allocation of actuarially determined service costs plus an allocation of the remaining net periodic pension cost components based upon Tribune Publishing's proportional share of the pension liability. Through the Distribution Date, TCO-sponsored pension plan credits

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

or expense allocated to Tribune Publishing is recorded in compensation expense, as appropriate, in the Consolidated and Combined Statements of Income. Subsequent to the Distribution Date, no further credits or expenses were allocated.
The weighted average assumptions used each year in accounting for TCO’s pension benefits prior to being allocated to Tribune Publishing, are summarized in the below table:

	Pension Plans
	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Discount rate for expense	4.70%	3.85%	4.10%
Increase in future salary levels for expense	3.50%	3.50%	3.50%
Long-term rate of return on plans' assets for expense	7.50%	7.50%	7.50%
While management believes the allocation methods utilized for the TCO-sponsored pension plans were reasonable and reflected the portion of such credits or expense attributed to Tribune Publishing, the amounts may not be representative of the costs necessary for Tribune Publishing to operate as a stand-alone business.
Defined Contribution Plans—Tribune Publishing’s employees have historically participated in various TCO qualified 401(k) savings plans, which permit eligible employees to make voluntary contributions on a pretax basis. The plans allowed participants to invest their savings in various investments. Amounts charged to expense by Tribune Publishing for employer contributions to TCO 401(k) savings plans totaled $7.3 million in the year ended December 28, 2014, $13.3 million in the year ended December 29, 2013 and $16.6 million in the year ended December 30, 2012 and are recorded in compensation expense in the Consolidated and Combined Statements of Income.
Related Party Lease Agreements—As described in Note 1, on December 21, 2012, the majority of the land and buildings owned by Tribune Publishing were transferred to TCO’s newly established real estate holding companies. As of the date of the transfers, the carrying value of the transferred properties was $294.5 million.
On November 15, 2013, Tribune Publishing transferred two additional properties to the real estate holding companies and subsequently leased back the properties from TCO. The carrying value of the properties transferred on November 15, 2013 was $18.0 million.
In 2013, Tribune Publishing entered into related party lease agreements with TCO to lease back certain land and buildings that were transferred on December 21, 2012. The initial term of these non-cancelable related party lease agreements is either five or ten years, with two optional renewal terms. Tribune Publishing determined that pursuant to the terms of the leases, it maintained forms of continuing involvement with the properties subject to related party leases, which, in accordance with ASC Topic 840, “Related Party Disclosures,” preclude Tribune Publishing from derecognizing those properties from its consolidated and combined financial statements. As a result, Tribune Publishing continued to account for and depreciate the carrying values of the transferred properties subject to related party leases and rent payments were accounted for as dividends to TCO. During the year ended December 29, 2013, Tribune Publishing recorded $4.7 million in depreciation expense for such properties.
On December 1, 2013, Tribune Publishing modified the related party leases to eliminate certain protections provided to the landlord in the event of default by the tenant, including the right to collect rent and other balances owed by tenant under the leases utilizing insurance proceeds received by the landlord in the event of damage and otherwise payable to the tenant, as well as the right to collect rent directly from subtenants to the extent all or a portion of the premise is sublet. Pursuant to ASC Topic 840, these provisions had precluded Tribune Publishing from derecognizing those properties from its consolidated and combined financial statements. As a result of these modifications, Tribune Publishing determined that it no longer had forms of continuing involvement with the transferred properties and derecognized such properties from its consolidated and combined financial statements by recording a $337.6 million reduction to net property, plant and equipment and a corresponding reduction to the parent company investment component of equity (deficit) in its Consolidated and Combined Balance Sheet. Tribune Publishing has accounted for these related party leases as operating leases beginning on December 1, 2013. In connection with all related party lease agreements, Tribune Publishing recognized $37.6 million and

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

$10.6 million of rent expense for the fiscal years ended December 28, 2014 and December 29, 2013, respectively, recorded in other operating expense.
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
In addition, in 2013 Tribune Publishing entered into various related party lease agreements with TCO to lease the portions of the shared TCO corporate office space that Tribune Publishing continues to occupy for an initial 5-year term, with two optional renewal terms. In accordance with ASC Topic 840, Tribune Publishing has accounted for these related party leases as operating leases. Costs associated with the related party lease agreements for shared corporate office space were recorded in other operating expense. See Note 13 for the future minimum lease payments under the related party operating lease arrangements.
NOTE 7: ACQUISITIONS
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
At the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is as follows (in thousands):

Consideration
Cash	$29,016
Less: cash acquired	(2)
Net cash	$29,014

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Accounts receivable and other current assets	$2,942
Property, plant and equipment	633
Intangible assets subject to amortization:
Trade names and trademarks (useful life of 20 years)	7,500
Advertiser relationships (useful life of 12 years)	6,500
Other customer relationships (useful life of 7 years)	2,500
Accounts payable and other current liabilities	(3,961)
Total identifiable net assets	16,114
Goodwill	12,900
Total net assets acquired	$29,014
The allocation presented above is based upon management’s estimate of the fair values using the income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The definite-lived intangible assets will be amortized over a total weighted average period of 15 years that includes a 20 year life for trade names and trademarks, a 12 year life for advertiser relationships and a seven year life for other customer relationships. The acquired property and equipment will be depreciated on a straight-line basis over the respective estimated

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future cost and revenue synergies. The entire amount of purchase price allocated to intangible assets and goodwill will be deductible for tax purposes pursuant to IRC Section 197 over a 15 year period.
The Company included the results of operations of the Landmark Acquisition in the Consolidated and Combined Financial Statements beginning on the closing date of the acquisition. For the year ended December 28, 2014, the revenues from Landmark were $22.6 million and the operating earnings were approximately $4.8 million. The pro forma effect of the Landmark Acquisition, assuming it was made at the beginning of each year, is not material to the Company’s Consolidated and Combined Financial Statements.
Wrapports Acquisition
On October 31, 2014, the Company acquired six daily and 32 weekly suburban news and information brands from Wrapports, LLC for a total purchase price of $23.5 million, less $3.5 million of certain working capital and other closing adjustments. The acquired publications, which include the Aurora Beacon-News, The Elgin Courier-News, the Lake County News-Sun, The Naperville Sun, the Post-Tribune in Northwest Indiana, The Southtown Star and the 32 Pioneer Press weekly newspapers, became part of the diversified portfolio of the Chicago Tribune Media Group (CTMG), which operates the Chicago Tribune, RedEye, Chicago magazine, Hoy and other Chicago-based media brands.
In addition to the six daily publications that became part of Chicago Tribune Media Group, the 32 Pioneer Press weeklies include: Barrington Courier Review; Buffalo Grove Countryside; Deerfield Review; The Doings Clarendon Hills Edition; The Doings Hinsdale Edition; The Doings La Grange Edition; The Doings Oak Brook Edition; The Doings Weekly Edition; The Doings Western Springs Edition; Elmwood Park Elm Leaves; Evanston Review; River Forest Forest Leaves; Franklin Park Herald-Journal; Glencoe News; Glenview Announcements; Highland Park News; Lake Forester; Lake Zurich Courier; Libertyville Review; Lincolnshire Review; Lincolnwood Review; Morton Grove Champion; Mundelein Review; Niles Herald-Spectator; Norridge-Harwood Heights News; Northbrook Star; Oak Park Oak Leaves; Park Ridge Herald-Advocate; Skokie Review; Vernon Hills Review; Wilmette Life and Winnetka Talk.
At the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities in the Wrapports, LLC acquisition is as follows (in thousands):

Cash consideration paid	$19,965

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Accounts receivable and other current assets	$47
Property, plant and equipment	191
Intangible assets subject to amortization:
Trade names and trademarks (useful life of 20 years)	7,600
Advertiser relationships (useful life of 11 years)	7,200
Other customer relationships (useful life of 9 years)	2,300
Other intangible assets (useful life of 7 years)	233
Accounts payable and other current liabilities	(3,846)
Intangible liability subject to amortization (useful life of 3 years)	(25)
Total identifiable net assets	13,700
Goodwill	6,265
Total net assets acquired	$19,965
The allocation presented above is based upon management’s estimate of the fair values using the income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

rates. The definite-lived intangible assets will be amortized over a total weighted average period of 15 years that includes a 20 year life for trade names and trademarks, an 11 year life for advertiser relationships, a nine year life for other customer relationships and a seven year life for other intangible assets. The acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future cost and revenue synergies. The entire amount of purchase price allocated to intangible assets and goodwill will be deductible for tax purposes pursuant to IRC Section 197 over a 15 year period.
The Company included the results of operations of the Wrapports acquisition in the consolidated and combined financial statements beginning on the closing date of the acquisition. For the year ended December 28, 2014, the revenues from Wrapport were $6.9 million and the operating earnings were $0.6 million. The pro forma effect of the Wrapports acquisition, assuming it was made at the beginning of each year, is not material to the Company’s consolidated and combined financial statements.
Other Acquisitions
The Company’s other acquisitions in the year ended December 28, 2014 were not significant; the Company made no acquisitions in the year ended December 29, 2013. The results of the other acquired companies and the related transaction costs were not material to the Company’s consolidated and combined financial statements and were included in the Consolidated and Combined Statements of Income since their respective dates of acquisition.
Information for other acquisitions made in the year ended December 28, 2014 (excluding the Landmark and Wrapports acquisitions) is as follows (in thousands):

Fair value of other assets acquired	$3,610
Intangible assets subject to amortization	509
Goodwill	7,173
Liabilities assumed	(800)
Net assets acquired	10,492
Less: fair value of non-cash and contingent consideration	(4,439)
Less: fair value of the preexisting equity interest in MCT	(2,752)
Net cash paid	$3,301
On May 7, 2014, the Company acquired the remaining 50% outstanding general partnership interests of MCT from McClatchy News Services, Inc. and The McClatchy Company (collectively, “McClatchy”) for $1.2 million in cash and non-cash consideration for future services with an estimated fair value of $4.3 million. The fair value of acquired interests and non-cash consideration was based upon management’s estimate of the fair values using the income approach. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. Prior to May 7, 2014, the Company accounted for its 50% interest in MCT as an equity method investment. In accordance with ASC Topic 805, “Business Combinations,” the Company’s preexisting equity interest was remeasured to its estimated fair value of $2.8 million using the income valuation approach and the Company recognized a gain of $1.5 million in the Consolidated and Combined Statements of Income in the second quarter of 2014. The aggregate purchase price of the remaining 50% equity interest in MCT and the estimated fair value of the Company’s preexisting 50% equity interest in MCT have been allocated to the assets acquired and liabilities assumed based upon the estimated fair values of each as of the acquisition date. The Company now owns 100% of MCT.

NOTE 8: INVENTORIES
Inventories consisted of the following (in thousands):

	December 28, 2014	December 29, 2013
Newsprint	$16,174	$13,831
Supplies and other	477	391
Total inventories	$16,651	$14,222
Inventories are stated at the lower of cost or market. Tribune Publishing determines cost on the first-in, first-out (“FIFO”) basis for all inventories.
NOTE 9: GOODWILL, OTHER INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES
Goodwill, other intangible assets and intangible liabilities at December 28, 2014 and December 29, 2013 consisted of the following (in thousands):

	December 28, 2014			December 29, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Subscribers (useful life of 2 to 10 years)	$8,494	$(2,121)	$6,373	$3,694	$(919)	$2,775
Advertiser relationships (useful life of 2 to 13 years)	28,366	(4,596)	23,770	14,332	(2,032)	12,300
Affiliate agreements (useful life of 4 years)	11,929	(5,965)	5,964	11,929	(2,982)	8,947
Trade names (useful life of 20 years)	15,100	(317)	14,783	—	—	—
Other (useful life of 1 to 20 years)	5,540	(958)	4,582	5,132	(472)	4,660
Total	$69,429	$(13,957)	$55,472	$35,087	$(6,405)	$28,682

Goodwill and other intangible assets not subject to amortization
Goodwill			41,669			15,331
Newspaper mastheads			31,800			31,800
Total goodwill and other intangible assets			$128,941			$75,813

Intangible liabilities subject to amortization
Lease contract intangible liabilities	(570)	359	(211)	(545)	218	(327)
Total intangible liabilities subject to amortization	$(570)	$359	$(211)	$(545)	$218	$(327)

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amounts of intangible assets subject to amortization during the years ended December 28, 2014 and December 29, 2013 were as follows (in thousands):

Intangible assets subject to amortization
Balance at December 30, 2012 (Predecessor)	$22,911
Fresh start reporting adjustments	12,176
Amortization expense	(6,580)
Additions	175
Balance at December 29, 2013 (Successor)	$28,682
Acquisitions	34,342
Amortization expense	(7,552)
Balance at December 28, 2014 (Successor)	$55,472
The changes in the carrying amounts of intangible assets not subject to amortization and goodwill during the the years ended December 28, 2014 and December 29, 2013 were as follows (in thousands):

	Goodwill	Other intangible assets not subject to amortization
Balance as of December 30, 2012 (Predecessor)	$—	$6,000
Fresh start reporting adjustments	15,331	25,800
Balance at December 29, 2013 (Successor)	15,331	31,800
Acquisitions	26,338	—
Balance at December 28, 2014 (Successor)	$41,669	$31,800
As disclosed in Note 4, Tribune Publishing reviews goodwill and other indefinite-lived intangible assets for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles-Goodwill and Other.” For the three years ended December 28, 2014, no impairment charges were recorded.
The determination of estimated fair values of goodwill and other indefinite-lived intangible assets requires many judgments, assumptions and estimates of several critical factors, including projected revenues and related growth rates, projected operating margins and cash flows, estimated income tax rates, capital expenditures, market multiples and discount rates, as well as specific economic factors such as royalty rates for newspaper mastheads. Fair value estimates for each of Tribune Publishing’s indefinite-lived intangible assets are inherently sensitive to changes in these estimates. Adverse changes in expected operating results and/or unfavorable changes in other economic factors could result in non-cash impairment charges in the future under ASC Topic 350.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The estimated amortization expense relating to amortizable intangible assets for the next five years are approximately (in thousands):

Year Ended	Intangible assets
2015	$7,643
2016	7,590
2017	4,657
2018	4,608
2019	4,552
Total	$29,050
NOTE 10: INVESTMENTS
Investments consisted of equity method investments totaling $3.4 million and $2.8 million at December 28, 2014 and December 29, 2013, respectively, in the following private companies:

	% Owned
Company	December 28, 2014	December 29, 2013
CIPS Marketing Group, Inc.	50%	50%
McClatchy/Tribune Information Services	—	50%
Homefinder.com, LLC	33%	33%
Locality Labs, LLC	—	35%
Contend, LLC	20%	—
Tribune Publishing recorded losses of $1.2 million, $1.2 million and $2.3 million in the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively, relating to its equity method investments.
On August 5, 2014, the Company purchased a 20% investment for $1.0 million in Contend, LLC, a content creation company that develops and produces entertainment and marketing solutions for local, regional and national brands. The Company expects to leverage the relationship to help marketers engage and activate customers across all platforms, from print to online, social to mobile.
On May 7, 2014, the Company acquired the remaining 50% of the outstanding general partnership interests of MCT which had previously been accounted for as an equity method investment. See Note 7 for additional information on the MCT acquisition. Prior to the acquisition, Tribune Publishing provided support services to MCT and managed its daily cash receipts and disbursements. As a result, Tribune Publishing had an outstanding payable to MCT of $2.8 million for cash receipts in excess of the support services provided to MCT as of December 29, 2013. This payable is included in other obligations in Tribune Publishing’s Consolidated and Combined Balance Sheets at December 29, 2013.
In 2013, no investments were made and no distributions were received. In 2012, Tribune Publishing made an aggregate $8.9 million investment in and received a distribution of $0.6 million from its equity method investments during the year.
Additionally in 2012, Tribune Publishing recorded a non-cash pretax charge of $6.1 million related to the write-off of the Locality Labs, LLC investment. This write-off resulted from a decline in the fair value of the investment that Tribune Publishing determined to be other than temporary. The estimated fair value of this investment was based primarily on consideration of the fair value of the investee’s individual assets and liabilities at December 30, 2012. The valuation inputs for this investment are not highly observable as the investment is not actively traded on an open market. Therefore, this investment is classified as a Level 3 asset in the fair value hierarchy established under ASC Topic 820, “Fair Value Measurements and Disclosures,” at December 30, 2012. TCO retained the investment in Locality Labs, LLC effective with the spin-off.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 11: FAIR VALUE MEASUREMENTS
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
NOTE 12: DEBT
At December 28, 2014, Tribune Publishing had $350.0 million in variable-rate debt outstanding under the Term Loan Credit Agreement, as defined below. The weighted average interest rate for the variable-rate debt at December 28, 2014 is 5.75%. At December 28, 2014, the fair value of the Term Loan Credit Agreement was estimated to be $341.3 million. The Company's Term Loan Credit Agreement is classified as Level 2, because the fair value for these instruments is determined using observable inputs in non-active markets. See below for details related to the Company's debt agreements.
Senior Term Facility
On August 4, 2014, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”), and the lenders party thereto (the “Senior Term Facility”). The Senior Term Facility provides for loans (the “Term Loans”) in an aggregate principal amount of $350.0 million, which were issued at a discount of $3.5 million. Subject to certain conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Senior Term Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by an amount up to (i) the greater of $100.0 million and an amount as will not cause the net senior secured leverage ratio (i.e., consolidated total senior secured debt (net of certain cash and cash equivalents) to consolidated EBITDA, all as defined in the Term Loan Credit Agreement) after giving effect to such incurrence to exceed 2:1, plus (ii) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility on the distribution date and refinancing debt in respect of such loans, subject to certain conditions. As of December 28, 2014, the unamortized balance of the discount was $3.3 million.
The Senior Term Facility will mature on August 4, 2021 (the “Term Loan Maturity Date”). The Term Loans amortize in equal quarterly installments equal to 1.25% of the original principal amount of the Senior Term Facility with the balance payable on the Term Loan Maturity Date. No principal payments were due through the year ended December 28, 2014. The first installment was paid on December 31, 2014. Additionally, the Senior Term Facility provides for the right of individual lenders to extend the maturity date of their loans upon the request of the Company without the consent of any other lender. The Term Loans may be prepaid, in whole or in part, without premium or penalty, except that (a) prepayments and certain refinancings of the Senior Term Facility prior to August 4, 2015 will be subject to a prepayment premium of 1.0% of the principal amount prepaid and (b) lenders will be compensated for redeployment costs, if any. Subject to certain exceptions and provisions for the ratable sharing with indebtedness secured on a pari passu basis with the Senior Term Facility, the Senior Term Facility will be subject to mandatory prepayment in an amount equal to:

•	100% of the net proceeds (other than those that are used to purchase certain assets within a specified time period) of certain asset sales and certain insurance recovery events;

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

•
100% of the net proceeds of the issuance or incurrence of indebtedness (other than indebtedness permitted to be incurred under the Senior Term Facility unless specifically incurred to refinance a portion of the Senior Term Facility); and

•
50% of annual excess cash flow for any fiscal year (beginning with the fiscal year ending December 27, 2015), such percentage to decrease to 25% on the attainment of a net senior secured leverage ratio of 1.25:1.00 and to 0% on the attainment of a net senior secured leverage ratio of 0.75:1.00. In addition the Company will not be required to make an excess cash flow prepayment if such payment would result in available liquidity being less than $75.0 million.

Tribune Publishing is the borrower under the Senior Term Facility. Each of Tribune Publishing’s wholly-owned domestic subsidiaries, subject to certain exceptions (collectively, the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. All obligations of Tribune Publishing and each Subsidiary Guarantor under the Senior Term Facility are secured by the following: (a) a perfected security interest in substantially all present and after-acquired property consisting of accounts receivable, inventory and other property constituting the borrowing base (the “ABL Priority Collateral”), which security interest will be junior to the security interest in the foregoing assets securing the Senior ABL Facility (defined below); and (b) a perfected security interest in substantially all other assets of Tribune Publishing and the Subsidiary Guarantors (other than the ABL Priority Collateral and with certain other exceptions) (the “Term Loan Priority Collateral” and, together with the ABL Priority Collateral, the “Collateral”), which security interest will be senior to the security interest in the foregoing assets securing the Senior ABL Facility.
The interest rates applicable to the Term Loans will be based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) the greater of (x) an adjusted London inter-bank offered rate (adjusted for reserve requirements) and (y) 1.00%, plus a borrowing margin of 4.75%, or (ii) an alternate base rate, plus a borrowing margin of 3.75%. Customary fees will be payable in respect of the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing and its restricted subsidiaries, as described in the Term Loan Credit Agreement, to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; create restrictions on the ability of Tribune Publishing’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to Tribune Publishing or make other intercompany transfers; create negative pledges; create liens; transfer or sell assets; merge or consolidate; enter into sale leasebacks; enter into certain transactions with the Company’s affiliates; and prepay or amend the terms of certain indebtedness. The Senior Term Facility also contains certain affirmative covenants, including financial and other reporting requirements. The Senior Term Facility provides for customary events of default, including: non-payment of principal, interest or fees; violation of covenants; material inaccuracy of representations or warranties; specified cross payment default and cross acceleration to other material indebtedness; certain bankruptcy events; certain ERISA events; material invalidity of guarantees or security interests; asserted invalidity of intercreditor agreements; material judgments; and change of control. As of December 28, 2014, the Company was in compliance with the covenants of the Senior Term Facility.
Senior ABL Facility
On August 4, 2014, Tribune Publishing and the Subsidiary Guarantors, in their capacities as borrowers thereunder, entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent (in such capacity, the “ABL Administrative Agent”), collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility will be limited by a borrowing base calculated periodically and described below. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits Tribune Publishing to increase the commitments under the Senior ABL Facility by up to $75.0 million. The “borrowing base” is defined in the ABL Credit Agreement as, at any time, the sum of (i) 85% of eligible accounts receivable (with such percentage reduced under certain circumstances), plus (ii) the lesser of (x) 10% of aggregate commitments and (y) 70% of the lower of cost or market value (determined based on the RISI index) of eligible inventory, plus (iii) qualified cash, minus (iv) availability reserves, which may include such availability reserves as the ABL Administrative Agent, in its permitted discretion, deems appropriate at such time. As of December 28, 2014, $120.7 million was available for borrowings under the Senior ABL Facility and $19.3 million of the availability supported an outstanding undrawn letter of credit in the same amount.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The Senior ABL Facility will mature on August 4, 2019. In addition, however, the Senior ABL Facility provides for the right of individual lenders to extend the termination date of their commitments upon the request of Tribune Publishing without the consent of any other lender. The Senior ABL Facility may be prepaid at Tribune Publishing’s option at any time without premium or penalty (except for lender’s redeployment costs, if any) and will be subject to mandatory prepayment if the outstanding Senior ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in an amount equal to such excess. Mandatory prepayments do not result in a permanent reduction of the lenders’ commitments under the Senior ABL Facility.
Tribune Publishing and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. Tribune Publishing and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. All obligations of Tribune Publishing and each Subsidiary Guarantor under the Senior ABL Facility are secured by the following: (a) a perfected security interest in the ABL Priority Collateral, which security interest will be senior to the security interest in such collateral securing the Senior Term Facility; and (b) a perfected security interest in the Term Loan Priority Collateral, which security interest will be junior to the security interest in such collateral securing the Senior Term Facility.
Until the date that is one day before the maturity date of the Senior ABL Facility, at the option of the applicable borrower, the interest rates applicable to the loans under the Senior ABL Facility will be based on either (i) an adjusted London inter-bank offered rate (adjusted for reserve requirements), plus a borrowing margin of 1.50% or (ii) an alternate base rate, plus a borrowing margin of 0.50%. Customary fees will be payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. The Senior ABL Facility contains a number of covenants that, among other things, limit or restrict the ability of Tribune Publishing and its restricted subsidiaries as described in the ABL Credit Agreement to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; create restrictions on the ability of the Company’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to Tribune Publishing or make other intercompany transfers; create negative pledges; enter into certain transactions with the Company’s affiliates; and prepay or amend the terms of certain indebtedness. In addition, if Tribune Publishing’s availability (as defined in the ABL Credit Agreement) under the Senior ABL Facility falls below the greater of $14.0 million and 10% of the lesser of the aggregate revolving commitments and the borrowing base, Tribune Publishing will be required to maintain a fixed charge coverage ratio of at least 1.0:1.0, as defined in the Senior ABL Facility. The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. The Senior ABL Facility also provides for customary events of default, including: non-payment of principal, interest or fees; violation of covenants; material inaccuracy of representations or warranties; specified cross default and cross acceleration to other material indebtedness; certain bankruptcy events; certain ERISA events; material invalidity of guarantees or security interest; asserted invalidity of intercreditor agreements; material judgments and change of control. As of December 28, 2014, the Company was in compliance with the covenants of the Senior ABL Facility.
Letter of Credit Agreement
On August 4, 2014, Tribune Publishing and JPMorgan Chase Bank, N.A., as letter of credit issuer (the “L/C Issuer”) entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of standby letters of credit of up to a maximum aggregate principal face of $30.0 million. The Letter of Credit Agreement permits Tribune Publishing, at the sole discretion of L/C Issuer, to request to increase the amount available to be issued under the Letter of Credit Agreement up to an aggregate maximum face amount of $50.0 million. The Letter of Credit Agreement is scheduled to terminate on August 4, 2019, provided that the L/C Issuer may, in its sole discretion, extend the scheduled termination date. Tribune Publishing’s obligations under the Letter of Credit Agreement are secured in favor of the L/C Issuer by a first priority security interest in a specified cash collateral account. Customary fees will be payable in respect of the Letter of Credit Agreement. The Letter of Credit Agreement contains certain affirmative covenants, including financial and other reporting requirements. The Letter of Credit Agreement also provides for customary events of default, including: non-payment; violation of covenants; material inaccuracy of representations and warranties; specified cross-default to other material indebtedness; certain bankruptcy events; material invalidity of credit documents, and failure to satisfy the minimum collateral condition. As of December 28, 2014, a $27.5 million undrawn letter of credit was outstanding against the Letter of Credit Agreement. This Letter of Credit Agreement was collateralized with $27.5 million of cash held in a specified cash collateral account. The specified cash account is required to remain as long as the undrawn letter of credit remains outstanding and is recorded in restricted cash in the Consolidated and Combined Balance Sheets.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The Company's long-term debt maturities are as follows:

2015	$17,500
2016	17,500
2017	17,500
2018	17,500
2019	17,500
Thereafter	262,500
Total	$350,000
Capital Lease
The Company has a capital lease on technology licenses. The total balance as of December 28, 2014 for the capital lease was $0.8 million, of which $0.4 million is in short-term debt.
NOTE 13: COMMITMENTS AND CONTINGENT LIABILITIES
The table below summarizes the Company’s specified future commitments as of December 28, 2014 (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Interest on long-term debt (1)	$113,401	$19,963	$18,883	$17,809	$16,786	$15,725	$24,235
Related party operating leases (2)	199,504	31,239	32,070	32,893	25,102	16,689	61,511
Third party operating leases (3)	76,200	20,954	17,592	11,754	8,335	6,101	11,464
Other purchase obligations (4)	12,205	3,240	2,681	2,677	2,461	1,146	—
Total	$401,310	$75,396	$71,226	$65,133	$52,684	$39,661	$97,210

(1)    Represents the annual interest on the variable rate debt which bore interest at 5.75% per annum at December 28, 2014.

(2)
In 2013, Tribune Publishing entered into related party lease agreements with the newly established TCO real estate holding companies to lease back the land and buildings that were transferred on December 21, 2012. See Note 6 for further discussion of allocated charges from TCO and Tribune Affiliates.

(3)
The Company leases certain equipment and office and production space under various operating leases. Net lease expense for Tribune Publishing was $64.4 million, $18.8 million and $19.3 million for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. Prior to the Distribution Date, net lease expense excludes lease costs incurred by TCO and Tribune Affiliates and allocated to Tribune Publishing.

(4)	Other purchase obligations relates to the purchase of transportation and news and market data services.
Other Commitments—Tribune Publishing is a party to various arrangements with third party suppliers to purchase newsprint. Under these arrangements, Tribune Publishing agreed to purchase 181,500 metric tons of newsprint in 2015, subject to certain limitations, based on market prices at the time of purchase.
Other Contingencies—Tribune Publishing and the legal entities comprising its operations are subject to various legal proceedings and claims that have arisen in the ordinary course of business. The legal entities comprising Tribune Publishing’s operations are defendants from time to time in actions for matters arising out of their business operations. In addition, the legal entities comprising Tribune Publishing’s operations are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies. Tribune Publishing does not believe that any matters or proceedings presently pending will have a material adverse effect, individually or in the aggregate, on its consolidated and combined financial position, results of operations or liquidity. However, legal matters and proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond Tribune Publishing’s control. As such, there can be no assurance that the final outcome of these matters and

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

proceedings will not materially and adversely affect Tribune Publishing’s consolidated and combined financial position, results of operations or liquidity.
NOTE 14: INCOME TAXES
The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to income tax expense reported in the Consolidated and Combined Statements of Income (in thousands):

	Successor		Predecessor
	Year ended			Year ended
	December 28, 2014	December 29, 2013	December 31, 2012	December 30, 2012
Income before income taxes	$76,741	$165,086	$2,754,553	$31,689
Federal income taxes (35% in 2014, 35% in 2013, 0% in 2012)	26,859	57,780	—	—
State and local income taxes, net of federal tax benefit	4,596	9,155	—	292
Non-deductible transaction costs	1,509	3,484	—	—
Federal income taxes related to non-qualified subchapter S subsidiaries	—	—	—	2,772
Valuation allowance	—	—	—	35
Other, net	1,489	573	—	195
Income taxes on reorganization items	—	—	(32,429)	—
Income taxes attributable to fair value adjustments	—	—	(55,344)	—
Income tax expense (benefit)	$34,453	$70,992	$(87,773)	$3,294
Effective tax rate	44.9%	43.0%	(3.2)%	10.4%
Subchapter S Corporation Election and Subsequent Conversion to C Corporation—On March 13, 2008, TCO filed an election to be treated as a subchapter S corporation under the IRC, with the election effective as of the beginning of TCO’s 2008 fiscal year. TCO also elected to treat nearly all of its subsidiaries, including nearly all of the subsidiaries through which Tribune Publishing operates, as qualified subchapter S subsidiaries. Subject to certain limitations (such as built-in-gains tax applicable for ten years to gains accrued prior to the election), TCO and Tribune Publishing were not subject to federal income tax. Although most states in which TCO and Tribune Publishing operate recognize S corporation status, some impose tax at a reduced rate. Certain Tribune Publishing non-qualified subchapter S subsidiaries were subject to federal and state income taxes as C corporations.
On the Effective Date, TCO emerged from bankruptcy and issued shares of common stock to non-qualifying S corporation stockholders as more fully described in Note 2. As a result, TCO’s S corporation election was terminated and TCO, including Tribune Publishing, became taxable as a C corporation. As a C corporation, Reorganized Tribune Publishing was subject to income taxes at a higher effective tax rate beginning in the first quarter of 2013. The effect of this conversion was recorded in connection with Reorganized Tribune Publishing’s adoption of fresh-start reporting as described in Note 3. Accordingly, Tribune Publishing’s deferred income tax assets and liabilities were reinstated at a higher effective tax rate as of the Effective Date. Tribune Publishing’s net tax benefit relating to this conversion and other reorganization adjustments recorded in connection with Reorganized Tribune Media’s emergence from bankruptcy was $32.4 million, which was reported as an increase in deferred income tax assets in the Predecessor’s December 31, 2012 Consolidated and Combined Balance Sheet and an increase in income tax benefit in the Predecessor’s Consolidated and Combined Statement of Income for December 31, 2012. In addition, the implementation of fresh-start reporting, as described in Note 3, resulted in an aggregate increase of $61.8 million in net deferred income tax assets in the Predecessor’s December 31, 2012 Consolidated and Combined Balance Sheet and an aggregate increase of $61.8 million in income tax benefit in the Predecessor’s Consolidated and Combined Statement of Income for December 31, 2012.
As described in Note 3, amounts included in the Predecessor’s accumulated other comprehensive income (loss) at December 30, 2012 were eliminated. As a result, the Predecessor recorded $33.6 million of previously unrecognized cumulative pretax income in reorganization items, net and a related income tax expense of $6.4 million in its Consolidated

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

and Combined Statement of Comprehensive Income for December 31, 2012.
In conjunction with emergence from bankruptcy, Tribune Publishing was discharged from certain debt obligations as more fully described in Note 2. Generally, for federal tax purposes, the discharge of a debt obligation in a bankruptcy proceeding for an amount less than its adjusted issue price (as defined in the IRC) creates cancellation of indebtedness income (“CODI”) that is excludable from the obligor’s taxable income. However, certain income tax attributes are reduced by the amount of CODI. The prescribed order of income tax attribute reduction is as follows: (i) net operating losses for the year of discharge and net operating loss carryforwards, (ii) most credit carryforwards, including the general business credit and the minimum tax credit, (iii) net capital losses for the year of discharge and capital loss carryforwards and (iv) the tax basis of the debtors’ assets. Reorganized Tribune Publishing does not have any net operating loss carryforwards, credit carryforwards or capital loss carryforwards at the Effective Date and therefore these tax attribute reduction provisions do not apply. Based on Reorganized Tribune Publishing’s Consolidated and Combined Balance Sheet on the Effective Date, Reorganized Tribune Publishing will not have a significant tax basis reduction resulting from the CODI rules.
For 2013 and 2012, Tribune Publishing’s operations are included in TCO’s federal and state S corporation income tax returns with the exception of certain non-qualified subchapter S subsidiaries. For the purposes of these Consolidated and Combined Financial Statements, Tribune Publishing has computed income taxes as if it were filing separate returns. Tribune Publishing filed an election effective December 30, 2013 to be taxed as a C corporation and has computed income taxes as a separate return filing group for 2014. Prior to the spin-off, current income taxes payable were settled with TCO through the equity (deficit) account.
In 2013, income taxes amounted to $71.0 million of which $3.5 million related to non-deductible expenses. In 2014, income taxes amounted to $34.5 million of which $1.5 million related to non-deductible expenses.
Components of income tax expense (benefit) were as follows (in thousands):

	Successor		Predecessor
	Year ended			Year ended
	December 28, 2014	December 29, 2013	December 31, 2012	December 30, 2012
Current:
U.S. federal	$21,374	$40,167	$—	$2,772
State and local	5,820	10,097	—	353
Foreign	34	—	—	—
Sub-total	27,228	50,264	—	3,125
Deferred:
U.S. federal	5,958	16,573	(73,268)	92
State and local	1,267	4,155	(14,505)	77
Sub-total	7,225	20,728	(87,773)	169
Total income tax expense (benefit)	$34,453	$70,992	$(87,773)	$3,294

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Significant components of Tribune Publishing’s net deferred tax assets and liabilities were as follows (in thousands):

	December 28, 2014	December 29, 2013
Deferred tax assets:
Net properties	$—	$20,926
Postretirement and postemployment benefits other than pensions	11,585	19,091
Employee compensation and benefits	27,564	24,426
Other future deductible items	5,362	6,573
Accounts receivable	6,582	5,069
Investments	1,144	2,968
Total deferred tax assets	52,237	79,053
Deferred tax liabilities:
Net properties	12,633	—
Net intangibles	2,418	2,095
Total deferred tax liabilities	15,051	2,095
Net deferred tax assets	$37,186	$76,958
Accounting for Uncertain Tax Positions-Tribune Publishing accounts for uncertain tax positions in accordance with ASC Topic 740, “Income Taxes,” which addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC Topic 740, a company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. ASC Topic 740 requires the tax benefit recognized in the financial statements to be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. Tribune Publishing has no uncertain tax positions at December 28, 2014 and December 29, 2013.
NOTE 15: PENSION AND OTHER POSTRETIREMENT BENEFITS
Multiemployer Pension Plans—Tribune Publishing contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer withdraws from or otherwise ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Alternatively, if Tribune Publishing chooses to stop participating in one of its multiemployer plans, it may incur a withdrawal liability based on the unfunded status of the plan.
Tribune Publishing’s participation in these multiemployer pension plans at December 28, 2014, December 29, 2013 and December 30, 2012, is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) Zone Status available in 2014 and 2013 is for the plan’s year-end at December 31, 2013 and December 31, 2012, respectively. The PPA Zone Status is based on information that Tribune Publishing received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent but greater than 65 percent funded, and plans in the green zone are at least 80 percent funded (as determined in accordance with the PPA). The “FIP/RP Status Pending/Implemented” column indicates plans for which a

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

					Tribune Publishing Contributions
		PPA Zone Status			(in thousands)
Pension Fund	EIN/Pension Plan Number	2014	2013	FIP/RP Status Pending/ Implemented	2014	2013	2012	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
GCIU—Employer Retirement Benefit Plan	91-6024903	Red	Red	Implemented	$855	$1,134	$944	Yes (1)	April 30, 2015 to May 31, 2017(1)
Chicago Newspaper Publishers Drivers' Union Pension Plan	36-6019539	Red	Red	Implemented	3,339	2,553	2,353	No	December 31, 2014 (2)
Truck Drivers and Helpers Local No. 355 Pension Plan	52-6043608	Yellow	Yellow	Implemented	121	126	126	Yes	December 31, 2014 (2)
Other Plans	—	—	—	—	376	263	216	—	—
					$4,691	$4,076	$3,639

(1)
Tribune Publishing is party to two collective bargaining agreements that require contributions to the GCIU—Employer Retirement Benefit Plan. Surcharges were imposed by only one agreement which expired on April 30, 2012. During 2012, the parties entered into a new collective bargaining agreement, which expired on April 30, 2014 and which was later extended to April 30, 2015. The other collective bargaining agreement expires on May 31, 2017.

(2)
The collective bargaining agreement expired on December 31, 2014. The parties are operating under the terms of this agreement while the terms of a successor collective bargaining agreement are negotiated.

For the plan years ended December 31, 2013, December 31, 2012 and December 31, 2011, TCO was listed in the Chicago Newspaper Publishers Drivers’ Union Pension Plan’s (the “Drivers’ Plan”) Form 5500 as providing more than five percent of the total contributions for the plan. In addition, TCO was listed in the GCIU Employer Retirement Benefit Plan’s Form 5500 as contributing more than five percent of the total contributions to the plan for the plan years ended December 31, 2013 and December 31, 2012. Tribune Publishing did not provide more than five percent of the total contributions for any of the other multiemployer pension plans in which it participated in those years. At the date the financial statements were issued, Forms 5500 were not available for the plan years ending in 2014.
In 2009, the Drivers’ Plan was certified by its actuary to be in critical status (within the meaning of section 432 of the IRC) as of its plan year beginning January 1, 2009. However, pursuant to the Worker, Retiree, and Employer Recovery Act of 2008, the trustees of the Drivers’ Plan elected to apply the 2008 actuarial certification for the plan year beginning January 1, 2009. As a result, the Drivers’ Plan was not in critical status (or in endangered or seriously endangered status) for its plan year beginning January 1, 2009. On March 31, 2010, the Drivers’ Plan was certified by its actuary to be in critical status for the plan year beginning January 1, 2010. As a result, the trustees of the Drivers’ Plan were required to adopt and implement a rehabilitation plan as of January 1, 2011 designed to enable the Drivers’ Plan to cease being in critical status within the period of time stipulated by the IRC. The terms of the rehabilitation plan adopted by the trustees require Tribune Publishing to make increased contributions beginning on January 1, 2011 through December 31, 2025, and the trustees of the Drivers’ Plan project that it will emerge from critical status on January 1, 2026. Based on the actuarial assumptions utilized as of January 1, 2010 to develop the rehabilitation plan, it is estimated that Tribune Publishing’s remaining share of the funding obligations to the Drivers’ Plan during the rehabilitation plan period is approximately $84.3 million as of December 28, 2014. The funding obligation is subject to change based on a number of factors, including actual returns on plan assets as compared to assumed returns, changes in the number of plan participants and changes in the rate used for discounting future benefit obligations.
Postretirement Benefits Other Than Pensions—Prior to the Distribution Date, retirement benefits were provided to eligible employees of Tribune Publishing through defined benefit pension plans sponsored by TCO. Subsequent to the Distribution Date, Tribune Publishing provides postretirement health care and life insurance benefits to Tribune Publishing employees. There is some variation in the provisions of these plans, including different provisions for lifetime maximums, prescription drug coverage and certain other benefits.
Obligations and Funded Status—As discussed in Note 4, prior to the Distribution Date, Tribune Publishing recognized its portion of the overfunded or underfunded status of the other postretirement plans as an asset or liability in its

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Consolidated and Combined Balance Sheets and recognizes changes in that funded status in the year in which changes occur through comprehensive income. After the Distribution Date, the Tribune Publishing portion of the funded status and the related service costs and comprehensive income has been actuarially determined based on Tribune Publishing eligible employees and is reflected in these Consolidated and Combined Financial Statements.
Summarized information for Tribune Publishing’s other postretirement plans is provided below (in thousands):

	December 28, 2014	December 29, 2013
Change in benefit obligations:
Projected benefit obligations, beginning of year	$48,329	$49,895
Service cost	401	445
Interest cost	1,592	1,550
Impact of Medicare Reform Act	60	76
Spin related adjustment	648	—
Plan amendments	(15,029)	—
Actuarial (gain) loss	(2,897)	512
Benefits paid	(3,536)	(4,149)
Projected benefit obligations, end of year	29,568	48,329
Change in plans' assets:
Employer contributions	3,536	4,149
Benefits paid	(3,536)	(4,149)
Fair value of plans' assets, end of year	—	—
Underfunded status of the plans	$(29,568)	$(48,329)
Effective January 1, 2015, Tribune Publishing amended post-retirement health care benefits that resulted in modifications to medical plan options for retirees. These medical plan modifications result in reduced company subsidies for all medical post retirement plans and a freeze of the plan to new participants after December 31, 2015. These medical plan benefit modifications impact a grandfathered group of employees that were eligible for medical post-retirement health care benefits based on their employment date and certain employment qualifications.
Amounts recognized in Tribune Publishing’s Consolidated and Combined Balance Sheets for other postretirement plans consisted of (in thousands):

	December 28, 2014	December 29, 2013
Employee compensation and benefits	$(3,191)	$(5,080)
Postretirement medical, life and other benefits	(26,377)	(43,249)
Net amount recognized	$(29,568)	$(48,329)

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The components of net periodic benefit cost (credit) for Tribune Publishing's other postretirement plans were as follows (in thousands):

	Successor		Predecessor
	Year Ended		Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Service cost	$401	$445	$664
Interest cost	1,592	1,550	1,995
Amortization of gain	(17)	—	—
Recognized actuarial gain	—	—	(3,985)
Amortization of prior service credits	—	—	(1,192)
Net periodic benefit cost (credit)	$1,976	$1,995	$(2,518)
Amounts included in the accumulated other comprehensive income component of equity for Tribune Publishing for the other postretirement plans were as follows (in thousands):

	December 28, 2014	December 29, 2013
Unrecognized prior service credits, net of tax	$9,092	$—
Unrecognized net actuarial gains (losses), net of tax	1,720	(310)
Total	$10,812	$(310)
As a result of the adoption of fresh-start reporting, unamortized amounts previously charged to accumulated other comprehensive income on TCO’s consolidated balance sheet were eliminated on the Effective Date. See Note 3 for a presentation of the impact of the Plan and the adoption of fresh-start reporting on Tribune Publishing’s Consolidated and Combined Balance Sheet as of the Effective Date.
Assumptions—The weighted average assumptions used to determine other postretirement benefit obligations are as follows:

	December 28, 2014	December 29, 2013
Discount rate	3.25%	3.95%
The weighted average assumptions used to determine net periodic benefit cost are as follows:

	December 28, 2014	December 29, 2013	December 30, 2012
Discount rate	3.50%	3.15%	3.65%
For purposes of measuring postretirement health care costs for the year ended December 28, 2014, Tribune Publishing assumed an 8.0% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5% for 2021 and remain at that level thereafter. For purposes of measuring postretirement health care obligations at December 28, 2014, Tribune Publishing assumed a 7.5% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.5% for 2027 and remain at that level thereafter.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 28, 2014, a 1% change in assumed health care cost trend rates would have the following effects on Tribune Publishing’s postretirement benefits service and interest cost and projected benefit obligation (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$41	$(37)
Projected benefit obligation	$935	$(855)
Expected Future Benefit Payments—Benefit payments expected to be paid under other postretirement benefit plans are summarized below (in thousands):

2015	$3,191
2016	3,021
2017	2,864
2018	2,756
2019	2,608
2020-2024	$10,753
Employees’ Defined Contribution Plan
Tribune Publishing sponsors defined contribution plans established effective June 13, 2014. The defined contribution plans cover substantially all employees of the Company. Participants may elect to contribute a portion of their pretax compensation as provided by the plans and Internal Revenue Service (IRS) regulations. The maximum pretax contribution an employee can make is 100% of his or her annual eligible compensation (less required withholdings and deductions) up to the statutory limit which was $17,500 for 2014. The Company matches contributions to its defined contribution plan at a rate of 100% of salary deferrals for the first 2% of compensation and 50% of salary deferrals that exceed 2% of compensation up to 6% of compensation for each participating employee. The Company’s contributions to its defined contribution plans totaled $13.0 million in 2014.
NOTE 16: STOCK-BASED COMPENSATION
On April 1, 2014, TCO's compensation committee, acting for TCO as Tribune Publishing's sole stockholder, approved the Tribune Publishing Company 2014 Omnibus Incentive Plan (“Tribune Publishing Equity Plan”), for the purpose of granting stock awards to directors, officers, and employees of Tribune Publishing. Stock awarded pursuant to the Tribune Publishing Equity Plan is limited to 2,542,361 shares of Tribune Publishing common stock.
The Tribune Publishing Equity Plan provides for the granting of stock options (“Options”), stock appreciation rights, restricted stock units (“RSU”), performance share units (“PSU”), restricted and unrestricted stock awards, dividend equivalents and cash awards. Pursuant to ASC Topic 718, “Compensation-Stock Compensation,” Tribune Publishing measures stock-based compensation costs on the grant date based on the estimated fair value of the award and recognizes compensation costs on a straight-line basis over the requisite service period for the entire award. The Tribune Publishing Equity Plan permits the Company to withhold shares of vested common stock upon vesting of employee stock awards or at the time they exercise their Options in lieu of their payment of the required withholdings for employee taxes. Tribune Publishing does not withhold taxes in excess of minimum required statutory requirements. Under the Tribune Publishing Equity Plan, the exercise price of an Option cannot be less than the market price of Tribune Publishing common stock at the time the Option is granted and the maximum contractual term cannot exceed 10 years. Shares of common stock reserved for future grants under the Tribune Publishing Equity Plan were 812,477 at December 28, 2014.
Prior to the Distribution Date, the Company's employees were eligible to participate in TCO's 2013 Equity Incentive Plan (“TCO Equity Incentive Plan”). The TCO Equity Incentive Plan provided for the granting of non-qualified stock options (“NSO”), RSUs, PSUs and restricted and unrestricted stock awards. Effective with the Distribution Date, 90,752 TCO NSOs and 93,790 TCO RSUs were converted to 363,872 Tribune Publishing Options and 375,780 Tribune Publishing RSUs,

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

respectively. These awards were modified under the mandatory anti-dilution provision of the grants and no incremental cost was recorded.
Prior to the Distribution Date, stock-based compensation expense for participants in the TCO Equity Incentive Plan who are solely dedicated to Tribune Publishing has been included within compensation expense within these Consolidated and Combined Financial Statements. Stock-based compensation expense for participants in the TCO Equity Incentive Plan who provide services to but are not solely dedicated to Tribune Publishing have been allocated to Tribune Publishing through the corporate management fee and technology service center support costs, as described in Note 6. In the year ended December 28, 2014, the Company was allocated $4.9 million of stock-based compensation expense through the corporate management fee and technology service center support costs. Stock-based compensation allocated to the Company was $2.5 million in the year ended December 29, 2013.
Stock-based compensation expense under both plans related to Tribune Publishing’s employees during the year ended December 28, 2014 totaled $3.7 million. Stock-based compensation expense related to Tribune Publishing's employees totaled $1.7 million for the year ended December 29, 2013.
Options
The non-qualified stock options granted to directors, officers and employees under both the Tribune Publishing Equity Plan and the TCO Equity Incentive Plan generally become exercisable in cumulative installments over a period of four years and expire between 7 and 10 years. The fair value of each option award granted is estimated on the date of grant using the Black-Scholes-Merton valuation model, which incorporates various assumptions including the expected term of the awards, volatility of the stock price, risk-free rate of return and dividend yield. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was calculated based on a blended method using historical and implied volatility of a select peer group of entities operating in similar industry sectors as TCO. Expected life was calculated using the simplified method, as described under Staff Accounting Bulletin Topic 14, “Share-Based Payment,” as both the Tribune Publishing Equity Plan and the TCO Equity Incentive Plan were not in existence for a sufficient period of time for the use of TCO-specific historical experience in the calculation.
The following table provides the weighted average assumptions used to determine the fair value of NSO awards granted to Tribune Publishing employees during the years ended December 28, 2014 and December 29, 2013. There were no awards granted during the year ended December 30, 2012 as the plans were not in place during that year.

	2014	2013
Weighted average grant date fair value	$4.59	$27.53
Weighted average assumptions used:
Expected volatility	39.1%	49.88%
Expected lives (in years)	4.57	6.2
Risk Free interest rates	1.49%	1.2%
Expected dividend yields	3.74%	0.00%
A summary of option activity under the Tribune Publishing Equity Plan and the TCO Equity Incentive Plan relating to Tribune Publishing employees for the years ended December 28, 2014 and December 29, 2013 is included in the following table:

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	2014		2013
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding, beginning of year *	88	$56.60	—	$—
Additional options upon spin-off conversion	276	$14.02	—	$—
Granted	426	$18.77	97	$56.60
Exercised	(18)	$14.02	—	$—
Canceled/forfeited	(35)	$14.92	(9)	$56.60
Outstanding, end of year	737	$16.73	88	$56.60
Vested and exercisable at end of year	61	$14.03	—	$—
Weighted average remaining contractual term (in years)	7.4		9.4
* The post-spin weighted average exercise price is $14.02.
Options granted under the Tribune Publishing Equity Plan and the TCO Equity Incentive Plan are granted where the exercise price equals the closing stock price on the day of grant; therefore the options outstanding have no intrinsic value until exercised. For the year ended December 28, 2014, the intrinsic value of options exercised was $0.1 million. There were no exercises in the year ended December 29, 2013. The intrinsic value of options exercisable and options outstanding was $0.6 million and $5.0 million, respectively, as of December 28, 2014.
The following table summarizes information (net of estimated forfeitures) related to stock options outstanding at December 28, 2014:

Range of Exercises Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number of Options Exercisable (in thousands)	Weighted Average Exercise Price
$14.02-14.02	288	8.4	$14.02	54	$14.02
$14.10-16.35	93	7.3	$15.65	7	$14.10
$19.20-19.20	356	6.7	$19.20	—	$—
$14.02-19.20	737	7.4	$16.73	61	$14.03
Restricted Stock Units (RSUs)
RSUs have been awarded under both the Tribune Publishing Equity Plan and the TCO Equity Incentive Plan. The RSUs have service conditions and vest over four years. Upon vesting, the RSUs will be redeemed with common stock. The RSUs do not have voting rights. The fair value of the RSUs granted is determined using the closing trading price of the Company's shares on the grant date. The weighted average grant date fair value of the RSUs granted during the years ended December 28, 2014 and December 29, 2013 was $19.08 and $56.60, respectively.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

A summary of RSU activity under the Tribune Publishing Equity Plan and the TCO Equity Incentive Plan relating to Tribune Publishing employees for the years ended December 28, 2014 and December 29, 2013 is included in the following table:

	2014		2013
	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, beginning of year *	117	$56.60	—	$—
Additional RSUs upon spin-off conversion	259	$14.02	—	$—
Granted	580	$19.08	126	$56.60
Vested	(4)	$14.02	—	$—
Canceled/forfeited	(28)	$15.83	(9)	$56.60
Outstanding, end of year	924	$17.14	117	$56.60
Vested at end of year	—	$—	—	$—
* The post-spin weighted average grant date fair value is $14.02.
As of December 28, 2014, Tribune Publishing had unrecognized compensation cost on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period (in years)
Nonvested stock options	$3,073	2.90
Nonvested restricted stock units	$12,752	2.76
NOTE 17: EARNINGS PER SHARE
Basic earnings per common share is calculated by dividing net income attributable to Tribune Publishing common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of common shares under equity-based compensation plans except where the inclusion of such common shares would have an anti-dilutive impact.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the years ended December 28, 2014, December 29, 2013 and December 30, 2012, and the day ended December 31, 2012, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Successor		Predecessor
	Year Ended			Year Ended
	December 28, 2014	December 29, 2013	December 31, 2012	December 30, 2012
Income - Numerator:
Net income available to Tribune Publishing stockholders plus assumed conversions	$42,288	$94,094	$2,842,326	$28,395

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	25,429	25,424	25,424	25,424
Dilutive effect of employee stock options and RSUs	114	—	—	—
Adjusted weighted average common shares outstanding (diluted)	25,543	25,424	25,424	25,424

Net income per common share:
Basic	$1.66	$3.70	$111.80	$1.12
Diluted	$1.66	$3.70	$111.80	$1.12
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 426,166 for the year ended December 28, 2014.
On August 4, 2014, approximately 25.4 million shares of the Company's common stock were distributed to TCO and TCO stockholders and warrantholders who held shares as of the record date of July 28, 2014. This share amount is being utilized for the calculation of both basic and diluted earnings per common share for all periods prior to the Distribution Date.
NOTE 18: STOCKHOLDERS' EQUITY
The holders of common stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of common stock will share in any dividend declared by the board of directors. In the event of the Company’s liquidation, dissolution or winding up, all holders of common stock are entitled to share ratably in any assets available for distribution to holders of common stock.
The declaration of dividends is subject to the discretion of Tribune Publishing’s board of directors. Unless otherwise specified, dividends are payable to holders of the Company’s common stock and dividend equivalents are payable to holders of outstanding RSUs as and when the RSUs vest. Cash dividends per share recorded during 2014 were $0.175 totaling $4.6 million. On March 17, 2015, the Board of Directors of Tribune Publishing declared a dividend of $0.175 per share on common stock outstanding, to be paid on May 15, 2015, to stockholders of record on April 15, 2015.
NOTE 19: ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

	December 28, 2014	December 29, 2013
Accumulated other comprehensive income (loss), net of tax:
Pension and other postretirement costs	$10,502	$(310)
Foreign currency translation adjustments	(20)	—
Accumulated other comprehensive income (loss)	$10,482	$(310)

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table presents the amounts and line items in the Consolidated and Combined Statements of Income where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the years ended December 28, 2014, December 29, 2013 and the day ended December 31, 2012 (in thousands):

	Successor		Predecessor
	Year ended		Year ended
Accumulated Other Comprehensive Income (Loss) Components	December 28, 2014	December 29, 2013	December 30, 2012	Affected Line Items in the Consolidated and Combined Statements of Income
Pension and postretirement benefit adjustments:
Fresh-start accounting adjustment	$—	$—	$(1,193)	Reorganization items, net
Amortization of recognized actuarial gains	(17)	—	—	Compensation
Total before taxes	(17)	—	(1,193)
Tax effect	(7)	—	(11)	Income tax expense (benefit)
Total reclassifications for the period	$(10)	$—	$(1,182)
NOTE 20: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Successor		Predecessor
	Year ended			Year ended
	December 28, 2014	December 29, 2013	December 31, 2012	December 30, 2012
Cash paid during the period for:
Interest	$6,590	$—	$—	$—
Income taxes, net	14,595	2,210	—	2,400
Non-cash additions to construction in progress	8,307	104	—	3,277

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 21: UNAUDITED QUARTERLY FINANCIAL INFORMATION
The following table sets forth certain unaudited quarterly financial information for the fiscal years ended December 28, 2014 and December 29, 2013 (in thousands, except per share amounts). The unaudited quarterly financial information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

Fiscal Year Ended December 28, 2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total operating revenues	$416,522	$429,923	$404,057	$457,476
Operating expenses:
Compensation	143,712	140,939	150,762	160,953
Circulation and distribution	73,540	73,392	71,408	72,679
Newsprint and ink	35,498	35,499	32,839	35,798
Other operating expenses	138,655	150,567	134,386	138,560
Depreciation and amortization	4,346	4,515	10,145	13,083
Total operating expenses	395,751	404,912	399,540	421,073
Income from operations	20,771	25,011	4,517	36,403
Loss on equity investments, net	(335)	(294)	(201)	(350)
Gain on investment transaction	—	1,484	—	—
Interest expense, net	(2)	(53)	(3,783)	(5,963)
Reorganization items, net	(9)	—	(205)	(250)
Income tax expense	8,653	10,945	484	14,371
Net income (loss)	$11,772	$15,203	$(156)	$15,469
Basic net income (loss) per common share	$0.46	$0.60	$(0.01)	$0.61
Diluted net income (loss) per common share	$0.46	$0.60	$(0.01)	$0.60
Dividends declared per common share	$—	$—	$—	$0.175

Fiscal Year Ended December 29, 2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total operating revenues	$440,513	$446,860	$423,777	$483,957
Operating expenses:
Compensation	151,446	147,114	147,349	151,973
Circulation and distribution	78,703	77,593	74,694	78,320
Newsprint and ink	42,909	42,217	37,130	39,940
Other operating expenses	122,842	133,527	130,426	143,964
Depreciation and amortization	6,960	7,310	7,295	6,866
Total operating expenses	402,860	407,761	396,894	421,063
Income from operations	37,653	39,099	26,883	62,894
Loss on equity investments, net	(351)	(297)	(216)	(323)
Gain on investment transaction	—	—	—	—
Interest income (expense), net	13	(1)	(5)	7
Reorganization items, net	58	(261)	164	(231)
Income tax expense	16,180	16,614	8,542	29,656
Net income	$21,193	$21,926	$18,284	$32,691
Basic net income per common share	$0.83	$0.86	$0.72	$1.29
Diluted net income per common share	$0.83	$0.86	$0.72	$1.29