Form 10-Q
period 2015-03-29
Tribune Publishing Co
filed 2015-05-08
CIK 1593195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 29, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
Tribune Publishing Company
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

435 North Michigan Avenue
Chicago Illinois	60611
(Address of principal executive offices)	(Zip code)
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

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer X	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2015
Common Stock, $0.01 par value	25,608,448

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The statements contained in this Quarterly Report on Form 10-Q, as well as the information contained in the notes to our Consolidated and Combined Financial Statements, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based largely on our current expectations and reflect various estimates and assumptions by us. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in such forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond our control, include: competition and other economic conditions including fragmentation of the media landscape and competition from other media alternatives; changes in advertising demand, circulation levels and audience shares; our ability to develop and grow our online businesses; our reliance on revenue from printing and distributing third-party publications; changes in newsprint prices; macroeconomic trends and conditions; our ability to adapt to technological changes; our ability to realize benefits or synergies from acquisitions or divestitures or to operate our businesses effectively following acquisitions or divestitures; our reliance on third-party vendors for various services; adverse results from litigation, governmental investigations or tax-related proceedings or audits; our ability to attract and retain employees; our ability to satisfy pension and other postretirement employee benefit obligations; changes in accounting standards; the effect of labor strikes, lockouts and labor negotiations; regulatory and judicial rulings; our indebtedness and ability to comply with debt covenants applicable to our debt facilities; our adoption of fresh-start reporting which has caused our Consolidated and Combined Financial Statements for periods subsequent to December 31, 2012 to not be comparable to prior periods; our ability to satisfy future capital and liquidity requirements; and our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms. For more information about these and other risks, see “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2015.
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

PART I.
Item 1.    Financial Statements
TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 29, 2015	March 30, 2014
Operating revenues:
Advertising	$219,829	$233,035
Circulation	109,283	107,307
Other	67,120	76,180
Total operating revenues	396,232	416,522

Operating expenses:
Compensation	149,231	143,712
Circulation and distribution	66,905	73,540
Newsprint and ink	31,295	35,498
Other operating expenses	125,196	138,655
Depreciation	10,825	2,740
Amortization	1,884	1,606
Total operating expenses	385,336	395,751

Income from operations	10,896	20,771
Loss on equity investments, net	(57)	(335)
Interest expense, net	(5,867)	(2)
Reorganization items, net	(601)	(9)
Income before income taxes	4,371	20,425
Income tax expense	1,856	8,653
Net income	$2,515	$11,772

Net income per common share:
Basic	$0.10	$0.46
Diluted	$0.10	$0.46

Weighted average shares outstanding:
Basic	25,495	25,424
Diluted	25,790	25,424

Dividends declared per common share:	$0.175	$—

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended
	March 29, 2015	March 30, 2014
Net income	$2,515	$11,772
Other comprehensive loss, net of taxes:
Unrecognized benefit plan gains and losses:
Change in unrecognized benefit plan gain arising during the period, net of taxes of $288	(440)	—
Foreign currency translation	(22)	—
Other comprehensive loss, net of taxes	(462)	—
Comprehensive income	$2,053	$11,772

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 29, 2015	December 28, 2014
Assets
Current assets
Cash	$40,218	$36,675
Accounts receivable (net of allowances of $16,593 and $16,664)	209,106	234,812
Inventories	16,776	16,651
Deferred income taxes	33,459	38,207
Prepaid expenses and other	21,231	26,593
Total current assets	320,790	352,938

Property, plant and equipment
Machinery, equipment and furniture	219,213	210,217
Buildings and leasehold improvements	6,408	6,434
	225,621	216,651
Accumulated depreciation	(78,557)	(68,076)
	147,064	148,575
Construction in progress	10,641	13,770
Property, plant and equipment, net	157,705	162,345

Other assets
Goodwill	41,669	41,669
Intangible assets, net	85,388	87,272
Investments	3,855	3,370
Restricted cash	27,508	27,505
Debt issuance costs and other long-term assets	10,992	11,416
Total other assets	169,412	171,232

Total assets	$647,907	$686,515

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 29, 2015	December 28, 2014
Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$17,911	$17,911
Accounts payable	69,352	81,567
Employee compensation and benefits	87,920	101,071
Deferred revenue	74,871	73,004
Other current liabilities	27,052	32,435
Total current liabilities	277,106	305,988

Non-current liabilities
Long-term debt	325,362	329,613
Deferred revenue	8,324	8,775
Postretirement medical, life and other benefits	20,117	27,672
Other obligations	13,043	8,298
Total non-current liabilities	366,846	374,358

Stockholders' equity
Preferred stock— authorized 30,000 shares; no shares issued or outstanding at March 29, 2015 and December 28, 2014	—	—
Common stock, $.01 par value. Authorized 300,000 shares, 25,607 shares issued and outstanding at March 29, 2015; 25,444 shares issued and outstanding at December 28, 2014	256	254
Additional paid-in capital	2,719	2,370
Accumulated deficit	(9,040)	(6,937)
Accumulated other comprehensive income	10,020	10,482
Total stockholders' equity	3,955	6,169

Total liabilities and stockholders' equity	$647,907	$686,515

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED STATEMENT OF EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	AOCI	Total Equity (Deficit)
Balance at December 28, 2014	25,444,057	$254	$2,370	$(6,937)	$10,482	$6,169
Dividends to common stockholders	—	—	—	(4,618)	—	(4,618)
Comprehensive income (loss)	—	—	—	2,515	(462)	2,053
Issuance of stock from RSU conversions	157,588	2	(2)	—	—	—
Exercise of stock options	5,519	—	77	—	—	77
Share-based compensation	—	—	274	—	—	274
Balance at March 29, 2015	25,607,164	$256	$2,719	$(9,040)	$10,020	$3,955

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
Operating Activities
Net income	$2,515	$11,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,825	2,740
Allowance for bad debt	2,159	2,469
Amortization of intangible assets	1,884	1,606
Amortization of contract intangible liabilities	(27)	(48)
Loss on equity investments, net	57	335
Gain on postretirement plan amendment	(7,799)	—
Changes in working capital items, excluding acquisitions:
Accounts receivable, net	31,824	41,419
Prepaid expenses, inventories and other current assets	9,884	(339)
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	(38,816)	(6,403)
Non-current deferred revenue	(451)	(479)
Deferred income taxes	8,947	5,340
Postretirement medical, life and other benefits	(197)	(894)
Other, net	236	105
Net cash provided by operating activities	21,041	57,623

Investing Activities
Capital expenditures	(13,126)	(1,112)
Acquisitions	—	(2,000)
Investments in equity investments	(542)	—
Net cash used for investing activities	(13,668)	(3,112)

Financing Activities
Repayment of long-term debt	(4,375)	—
Dividends to stockholders	(136)	—
Proceeds from exercise of stock options	77	—
Excess tax benefits realized from exercise of stock-based awards	604	—
Transactions with Tribune Media Company, net	—	(55,665)
Net cash used for financing activities	(3,830)	(55,665)

Net increase (decrease) in cash	3,543	(1,154)
Cash, beginning of period	36,675	9,694
Cash, end of period	$40,218	$8,540

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
Separation from Tribune Media Company—On August 4, 2014 (the “Distribution Date”), Tribune Media Company, formerly Tribune Company (“TCO”) completed the spin-off of its principal publishing operations into Tribune Publishing, by distributing 98.5% of the common stock of Tribune Publishing to holders of TCO common stock and warrants. In the distribution, each holder of TCO's Class A common stock, Class B common stock and warrants received 0.25 of a share of Tribune Publishing's common stock for each share of TCO common stock or TCO warrant held as of July 28, 2014 (the “Record Date”). Based on the number of shares of TCO common stock and TCO warrants outstanding as of the Record Date and the distribution ratio, 25,042,263 shares of Tribune Publishing common stock were distributed to the TCO stockholders and holders of TCO warrants and TCO retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of the outstanding common stock of Tribune Publishing. On August 5, 2014, Tribune Publishing became a separate publicly-traded company with its own board of directors and senior management team. Shares of Tribune Publishing common stock are listed on the New York Stock Exchange under the symbol “TPUB.”
Basis of Presentation—The accompanying unaudited Consolidated and Combined Financial Statements and notes of Tribune Publishing have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated and Combined Financial Statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of Tribune Publishing as of March 29, 2015 and December 28, 2014 and the results of operations and cash flows for the three months ended March 29, 2015 and March 30, 2014. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to current period classifications. The year-end Consolidated and Combined Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
Prior to the Distribution Date, separate financial statements were not prepared for Tribune Publishing. The accompanying unaudited Consolidated and Combined Financial Statements for the periods presented prior to the Distribution Date were derived from the historical accounting records of TCO and present Tribune Publishing’s Consolidated and Combined financial position, results of operations and cash flows as of and for the periods presented as if Tribune Publishing was a separate entity through the Distribution Date. The costs of TCO services that are specifically identifiable to Tribune Publishing are included in these Consolidated and Combined Financial Statements. The costs of TCO services that are incurred by TCO but are not specifically identifiable to Tribune Publishing have been allocated to Tribune Publishing and included in the pre-spin Consolidated and Combined Financial Statements on a basis that management considered to be a reasonable reflection of the utilization of services provided or the benefit received by Tribune Publishing during the periods presented. Management believes that assumptions and methodologies underlying the allocation of general corporate expenses are reasonable. However, such expenses prior to the Distribution Date may not be indicative of the actual level of expense that would have been incurred had Tribune Publishing operated as a separate stand-alone entity, and, accordingly, may not necessarily reflect Tribune Publishing’s consolidated financial position, results of operations and cash flows had Tribune Publishing operated as a stand-alone entity during the periods presented. See Note 4 for further information on costs allocated from TCO. Subsequent to the Distribution Date, Tribune Publishing's financial statements are presented on a consolidated basis as the Company became a separate consolidated entity.
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
New Accounting Standards—In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for reporting periods beginning after December 15, 2015 and interim periods therein. It is to be applied retrospectively and early adoption is permitted. ASU 2015-03 affects presentation only and will have no effect on the Company's financial condition, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Topic 606, Revenue from Contracts with Customers, concerning revenue recognition. The new standard supersedes a majority of existing revenue recognition guidance under U.S. GAAP, and requires a company to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. ASU 2014-09 allows for either a “full retrospective” adoption or a “modified retrospective” adoption. The Company is currently evaluating which adoption method it will elect. ASU 2014-09 will become effective for public companies for yearly and interim reporting periods starting after December 15, 2016; however, in April 2015, the FASB voted to propose a one year deferral of the effective date. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. The Company is currently evaluating the revenue recognition impact this guidance will have once implemented.
NOTE 2: PROCEEDINGS UNDER CHAPTER 11
Chapter 11 Reorganization—On December 8, 2008, TCO, and 110 of its direct and indirect wholly-owned subsidiaries (each a “Debtor” and, collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 (“Chapter 11”) of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption “In re: Tribune Company, et al.,” Case No. 08-13141. Certain of the legal entities included in the Consolidated and Combined Financial Statements of Tribune Publishing were Debtors or, as a result of the restructuring transactions described below, are successor legal entities to legal entities that were Debtors (collectively, the “Tribune Publishing Debtors”). A joint plan of reorganization for the Debtors (the “Plan”), including the Tribune Publishing Debtors, became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). The Chapter 11 estates of 88 of the Debtors were closed by a final decree issued by the Bankruptcy Court on March 16, 2015. The remainder of the Debtors’ Chapter 11 cases, including several of the Tribune Publishing Debtors’ cases, are pending.
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
Reorganization Items, Net—Reorganization items, net, generally includes provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts and, pursuant to ASC Topic 852, “Reorganizations,” is reported separately in Tribune Publishing’s Consolidated and Combined Statements of Income. Reorganization items, net may also include professional advisory fees and other costs directly associated with the Debtors’ Chapter 11 cases.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Specifically identifiable reorganization provisions, adjustments and other costs directly related to Tribune Publishing have been included in the Company’s Consolidated and Combined Statements of Income for the three months ended March 29, 2015 and March 30, 2014 and consisted of the following (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Reorganization costs, net:
Contract rejections and claim settlements	$—	$(7)
Other, net	(601)	(2)
Total reorganization costs, net	$(601)	$(9)
Tribune Publishing expects to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2015 and potentially in future periods. These expenses are expected to include primarily other costs related to the implementation of the Plan and the resolution of unresolved claims.
NOTE 3: CHANGES IN OPERATIONS
Employee Reductions—Tribune Publishing re-evaluated its staffing levels in the three months ended March 29, 2015 and re-established 22 positions that had previously been identified for reductions. In the three months ended March 30, 2014, the Company had identified reductions in staffing levels in its operations of 25 positions. Tribune Publishing recorded a pretax credit of $0.7 million for the three months ended March 29, 2015 and pretax charges of $0.3 million for the three months ended March 30, 2014. A summary of the activity with respect to Tribune Publishing’s severance accrual for the three months ended March 29, 2015 is as follows (in thousands):

Balance at December 28, 2014	$5,038
Provision	(700)
Payments	(2,082)
Balance at March 29, 2015	$2,256
Charges for severance and related expenses are included in compensation expense in the accompanying Consolidated and Combined Statements of Income. The severance and related expenses above exclude severance and related expenses incurred by TCO and allocated to Tribune Publishing prior to the Distribution Date. See Note 4 for further discussion of allocated charges from TCO.
NOTE 4: RELATED PARTY TRANSACTIONS
In connection with the separation and distribution, Tribune Publishing entered into a transition services agreement (the “TSA”) and certain other agreements with TCO that govern the relationships between Tribune Publishing and TCO following the separation and distribution. Under the TSA, the providing company generally is allowed to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the services, plus, in some cases, the allocated direct costs of providing the services, generally without profit. Pursuant to the TSA, TCO provides Tribune Publishing with certain services on a transitional basis. During the three months ended March 29, 2015, Tribune Publishing incurred $0.3 million in charges payable to TCO under the TSA. In addition, the TSA outlines the services that Tribune Publishing will provide TCO on a transitional basis. For the three months ended March 29, 2015, TCO's charges payable to Tribune Publishing were $0.9 million under the TSA.
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

Three Months Ended
March 30, 2014
Corporate management fee	$9,060
Allocated depreciation	4,781
Service center support costs	20,285
Other	1,033
Total	$35,159
Medical and Workers’ Compensation Benefit Plans—Tribune Publishing participated in TCO-sponsored employee benefit plans, including medical and workers’ compensation. Allocations of benefit plan costs varied by plan type and were based on actuarial valuations of cost and/or liability, premium amounts and payroll. Total benefit plan costs allocated to Tribune Publishing amounted to $11.6 million in the three months ended March 30, 2014 and were recorded in compensation expense in the Consolidated and Combined Statements of Income. While management believes the cost allocation methods utilized for the benefit plans were reasonable and reflected the portion of such costs attributed to Tribune Publishing, the amounts may not be representative of the costs necessary for Tribune Publishing to operate as a stand-alone business.
Defined Benefit Plans—Retirement benefits obligations pursuant to the TCO defined benefit pension plans have historically been and continue to be an obligation of TCO. Prior to the Distribution Date, Tribune Publishing accounted for costs associated with these defined benefit pension plans as a participant in multi-employer plans in accordance with ASC Topic 715, “Compensation-Retirement Benefits.” Costs related to TCO-sponsored pension plans, which totaled credits of $5.4 million in the three months ended March 30, 2014, were based upon a specific allocation of actuarially determined service costs plus an allocation of the remaining net periodic pension cost components based upon Tribune Publishing's proportional share of the pension liability. Through the Distribution Date, TCO-sponsored pension plan income allocated to Tribune Publishing is recorded in compensation expense in the Consolidated and Combined Statements of Income. Subsequent to the Distribution Date, no further costs or credits were allocated.
Defined Contribution Plans—Tribune Publishing’s employees have historically participated in various TCO qualified 401(k) savings plans, which permit eligible employees to make voluntary contributions on a pretax basis. The plans allowed participants to invest their savings in various investments. Amounts charged to expense by Tribune Publishing for employer contributions to TCO 401(k) savings plans totaled $3.4 million in the three months ended March 30, 2014 and are recorded in compensation expense in the Consolidated and Combined Statements of Income.
Related Party Lease Agreements—In 2013, Tribune Publishing entered into related party lease agreements with TCO to lease certain land and buildings. The initial term of these non-cancelable related party lease agreements is either five or ten years, with two optional renewal terms. In connection with all related party lease agreements, Tribune Publishing recognized $8.4 million and $9.6 million of rent expense for the three months ended March 29, 2015 and March 30, 2014, respectively, recorded in other operating expense.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5: INVENTORIES
Inventories consisted of the following (in thousands):

	As of
	March 29, 2015	December 28, 2014
Newsprint	$16,333	$16,174
Supplies and other	443	477
Total inventories	$16,776	$16,651
Inventories are stated at the lower of cost or market. Tribune Publishing determines cost on the first-in, first-out (“FIFO”) basis for all inventories.
NOTE 6: GOODWILL, OTHER INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES
Goodwill, other intangible assets and intangible liabilities at March 29, 2015 and December 28, 2014 consisted of the following (in thousands):

	March 29, 2015			December 28, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Subscribers (useful life of 2 to 10 years)	$8,494	$(2,351)	$6,143	$8,494	$(2,121)	$6,373
Advertiser relationships (useful life of 2 to 13 years)	28,366	(5,195)	23,171	28,366	(4,596)	23,770
Affiliate agreements (useful life of 4 years)	11,929	(6,710)	5,219	11,929	(5,965)	5,964
Tradenames (useful life of 20 years)	15,100	(498)	14,602	15,100	(317)	14,783
Other (useful life of 1 to 20 years)	5,540	(1,087)	4,453	5,540	(958)	4,582
Total	$69,429	$(15,841)	$53,588	$69,429	$(13,957)	$55,472

Goodwill and other intangible assets not subject to amortization
Goodwill			41,669			41,669
Newspaper mastheads			31,800			31,800
Total goodwill and other intangible assets			$127,057			$128,941

Intangible liabilities subject to amortization
Lease contract intangible liabilities	$(570)	$386	$(184)	$(570)	$359	$(211)
Total intangible liabilities subject to amortization	$(570)	$386	$(184)	$(570)	$359	$(211)
The changes in the carrying amounts of intangible assets subject to amortization during the three months ended March 29, 2015 were as follows (in thousands):

Intangible assets subject to amortization
Balance at December 28, 2014	$55,472
Amortization	1,884
Balance at March 29, 2015	$53,588

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

There were no changes in the carrying amounts of intangible assets not subject to amortization and goodwill during the three months ended March 29, 2015.
NOTE 7: INVESTMENTS
Investments consisted of equity method investments totaling $3.9 million and $3.4 million at March 29, 2015 and December 28, 2014, respectively, in the following private companies:

	% Owned
Company	March 29, 2015	December 28, 2014
CIPS Marketing Group, Inc.	50%	50%
Homefinder.com, LLC	33%	33%
Contend, LLC	20%	20%
Jean Knows Cars, LLC	20%	—
Tribune Publishing recorded losses of $0.1 million in the three months ended March 29, 2015 and $0.3 million in the three months ended March 30, 2014 relating to its equity method investments.
On January 8, 2015, the Company purchased a 20% investment for $0.5 million in Jean Knows Cars, LLC, a content creation company that develops and produces digital content relating to the car industry.
NOTE 8: FAIR VALUE MEASUREMENTS
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
NOTE 9: DEBT
At March 29, 2015, Tribune Publishing had $345.6 million in variable-rate debt outstanding under the Term Loan Credit Agreement, as defined below. The weighted average interest rate for the variable-rate debt is 5.75%. At March 29, 2015, the fair value of the Term Loan Credit Agreement was estimated to be $343.9 million. The Company's Term Loan Credit Agreement's classification is determined based on Level 2 inputs, because the fair value for these instruments is determined using observable inputs in non-active markets. See below for details related to the Company's debt agreements.
Senior Term Facility
On August 4, 2014, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”),

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and the lenders party thereto (the “Senior Term Facility”). The Senior Term Facility will mature on August 4, 2021. The Senior Term Facility provides for secured loans (the “Term Loans”) in an aggregate principal amount of $350.0 million. The Term Loans bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. The Term Loans amortize in equal quarterly installments equal to 1.25% of the original principal amount of the Senior Term Facility with the balance payable on the maturity date, August 4, 2021. The Senior Term Facility may be expanded by an amount up to (i) the greater of $100.0 million and an amount as will not cause the net senior secured leverage ratio after giving effect to such incurrence to exceed 2:1 plus (ii) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility, subject to certain conditions. Tribune Publishing Company is the borrower under the Senior Term Facility and each of the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions, (the “Subsidiary Guarantors”) guarantee the payment obligations under the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing Company and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. As of March 29, 2015, the outstanding balance under the Senior Term Facility is $345.6 million, the unamortized balance of the discount is $3.2 million and the Company was in compliance with the covenants of the Senior Term Facility.
Senior ABL Facility
On August 4, 2014, Tribune Publishing Company and the Subsidiary Guarantors entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility will mature on August 4, 2019. The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits Tribune Publishing Company to increase the commitments under the Senior ABL Facility by up to $75.0 million. The Senior ABL Facility bears interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. Tribune Publishing Company and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. Tribune Publishing Company and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. The Senior ABL Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing Company and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. Customary fees will be payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. As of March 29, 2015, $19.3 million of the Senior ABL Facility availability supported an outstanding undrawn letter of credit in the same amount.
Letter of Credit Agreement
On August 4, 2014, Tribune Publishing Company and JPMorgan Chase Bank, N.A., as letter of credit issuer (the “L/C Issuer”) entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of standby letters of credit of up to a maximum aggregate principal face of $30.0 million. The Letter of Credit Agreement permits Tribune Publishing Company, at the sole discretion of L/C Issuer, to request to increase the amount available to be issued under the Letter of Credit Agreement up to an aggregate maximum face amount of $50.0 million. The Letter of Credit Agreement is scheduled to terminate on August 4, 2019. As of March 29, 2015, a $27.5 million undrawn letter of credit was outstanding against the Letter of Credit Agreement. This Letter of Credit Agreement was collateralized with $27.5 million of cash held in a specified cash collateral account. The specified cash account is required to remain as long as the undrawn letter of credit remains outstanding and is recorded in restricted cash in the Consolidated and Combined Balance Sheets.
NOTE 10: INCOME TAXES
For the three months ended March 29, 2015, Tribune Publishing recorded income tax expense of $1.9 million. The effective tax rate on pretax income was 42.5% in the three months ended March 29, 2015. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible expenses and the domestic production activities deduction. For the three months ended March 30, 2014, Tribune Publishing recorded income tax expense of $8.7 million. The effective tax rate on pretax income was 42.4% in the three months ended March 30, 2014.

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

	Three Months Ended
	March 29, 2015	March 30, 2014
Service cost	$67	$105
Interest cost	227	450
Amortization of prior service credits	(701)	—
Amortization of gain	(27)	—
Net periodic benefit cost (credit)	(434)	555
Curtailment gain	7,799	—
Net periodic benefit cost (credit) after curtailment gain	$7,365	$555
In the first quarter of 2015, Tribune Publishing notified plan members that the Company was no longer going to offer the life insurance benefit effective December 27, 2015.These life insurance modifications impact a grandfathered group of employees that were eligible for post-retirement life insurance benefits based on their employment date and certain employment qualifications. The impact of this plan modification was to reduce the postretirement medical, life and other benefits liability by $7.8 million and to recognize a gain of the same amount to compensation expense.
Expected Future Benefit Payments—For 2015, Tribune Publishing expects to contribute $3.2 million to its other postretirement plans.
NOTE 12: STOCK-BASED COMPENSATION
The Tribune Publishing Company 2014 Omnibus Incentive Plan (the “Tribune Publishing Equity Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock units (“RSU”), performance share units (“PSU”), restricted and unrestricted stock awards, dividend equivalents and cash awards. In the three months ended March 29, 2015, 355,133 options and 442,091 RSUs were granted under the Tribune Publishing Equity Plan. Stock-based compensation expense under the Tribune Publishing Equity Plan totaled $1.5 million during the three months ended March 29, 2015.
Prior to the Distribution Date, stock-based compensation expense for participants in the TCO 2013 Equity Incentive Plan who were solely dedicated to Tribune Publishing has been included in compensation expense. Stock-based compensation expense related to these Tribune Publishing employees totaled $0.7 million for the three months ended March 30, 2014. Stock-based compensation expense for participants in the TCO 2013 Equity Incentive Plan who provided services to but were not solely dedicated to Tribune Publishing have been allocated to Tribune Publishing through the corporate management fee and technology service center support costs, as described in Note 4. In the three months ended March 30, 2014, the Company was allocated $2.6 million of stock-based compensation expense through the corporate management fee and technology service center support costs.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 29, 2015, Tribune Publishing had not yet recognized compensation cost related to unvested options of $4.3 million with a weighted average remaining recognition period of 3.24 years. Additionally, as of March 29, 2015, Tribune Publishing had not yet recognized compensation cost related to unvested RSUs of $19.2 million with a weighted average remaining recognition period of 3.08 years.
NOTE 13: EARNINGS PER SHARE
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
For the three months ended March 29, 2015 and March 30, 2014, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 29, 2015	March 30, 2014
Income - Numerator:
Net income available to Tribune Publishing stockholders plus assumed conversions	$2,515	$11,772

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	25,495	25,424
Dilutive effect of employee stock options and RSUs	295	—
Adjusted weighted average shares outstanding (diluted)	25,790	25,424

Net income per common share:
Basic	$0.10	$0.46
Diluted	$0.10	$0.46
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 681,501 for the three months ended March 29, 2015.
On August 4, 2014, approximately 25.4 million shares of the Company's common stock were distributed to TCO and TCO stockholders and warrant holders who held shares or warrants as of the record date of July 28, 2014. This share amount is being utilized for the calculation of both basic and diluted earnings per common share for all periods prior to the Distribution Date.
Dividends
On March 17, 2015, the Company declared a dividend of $0.175 cents per share on common stock outstanding, to be paid on May 15, 2015, to stockholders of record on April 15, 2015.
NOTE 14: ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 29, 2015	December 28, 2014
Accumulated other comprehensive income (loss), net of tax:
Pension and other postretirement costs	$10,062	$10,502
Foreign currency translation adjustments	(42)	(20)
Accumulated other comprehensive income (loss)	$10,020	$10,482
The following table presents the amounts and line items in the Consolidated and Combined Statements of Income where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the three months ended March 29, 2015 and March 30, 2014 (in thousands):

	Three Months Ended
Accumulated Other Comprehensive Income (Loss) Components	March 29, 2015	March 30, 2014	Affected Line Items in the Consolidated and Combined Statements of Income
Pension and postretirement benefit adjustments:
Amortization of recognized actuarial gains	$(728)	$—	Compensation
Total before taxes	(728)	—
Tax effect	288	—	Income tax expense
Total reclassifications for the period	$(440)	$—
NOTE 15: SUBSEQUENT EVENT
Acquisition
On May 7, 2015, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) to acquire MLIM, LLC (“MLIM”), which owns the U-T San Diego (f/k/a the San Diego Union-Tribune) and nine community weeklies and related digital properties in San Diego County. The purchase price is $85 million, consisting of $73 million in cash, subject to a working capital adjustment, and $12 million in Tribune Publishing common stock.
The Company expects to finance the cash portion of the purchase price with a combination of cash-on-hand and funds available under the Company's existing Senior ABL Facility as well as the net proceeds of the New Term Loan described below. The obligation of the Company under the Agreement is not conditioned upon the Company's ability to consummate the New Term Loan or any other debt financing.
Prior to the closing of the acquisition, certain assets and liabilities of MLIM related to the business and the operation of the U-T San Diego, including real property used by the business, will be distributed to the seller or its affiliates. Upon close of the acquisiton, MLIM will be a wholly-owned subsidiary of the Company, will retain certain liabilities, including existing pension obligations and will enter into a lease to use the real property that is being distributed to the seller or its affiliates.
Closing of the acquisition is subject to certain customary closing conditions. The Agreement also contains representations, warranties, covenants, and indemnities of the parties thereto. Assuming the satisfaction or waiver of the closing conditions, the acquisition is expected to close in the second quarter of 2015.
On the closing of the acquisition, the Company will enter into a Registration Rights Agreement with the seller, whereby the seller would be entitled to certain registration rights with respect to the shares of common stock of the Company acquired in connection with the Agreement.
Debt Commitment
Concurrently with the execution of the Agreement, the Company entered into a commitment letter (the “Commitment Letter”) with Citigroup Global Markets Inc. (“Citi”) which provides that, subject to certain customary terms

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and conditions, Citi will provide a $50 million term loan (the “New Term Loan”). The New Term Loan will be used to finance a portion of the acquisition described above and to pay related costs and expenses.
Citi's obligation to provide the New Term Loan under the Commitment Letter is subject to a number of conditions, including without limitation, no material adverse effect on the business to be acquired, the consummation of the acquisition in all material respects on the term set forth in the Agreement, the accuracy of the representations and warranties, the delivery of certain financial information, the completion of the specified marketing period and the execution and delivery by the relevant parties of definitive documentation consistent with the Commitment Letter.
There can be no assurance that the New Term Loan will be consummated. The final pricing and other terms applicable to the New Term Loan are anticipated to be substantially similar to those of the Senior Term Loan, adjusted to reflect applicable market conditions.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands, except share and per share amounts)
The following discussion and analysis should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Company’s Consolidated and Combined Financial Statements and related Notes filed as part of this Quarterly Report, and “Cautionary Statement Concerning Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Quarterly Report, as well as the factors described in our annual report on Form 10-K as filed with the SEC on March 25, 2015, particularly under Item 1A. “Risk Factors.”
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
OVERVIEW
Tribune Publishing Company, (collectively with its subsidiaries, “Tribune Publishing” or the “Company”) was formed as a Delaware corporation on November 21, 2013. Tribune Publishing is a multiplatform media and marketing solutions company that delivers innovative experiences for audiences and advertisers. The Company's diverse portfolio of iconic news and information brands includes award-winning daily and weekly titles, digital properties and verticals in major markets across the country. Tribune Publishing’s media groups include the Los Angeles Times Media Group, the Chicago Tribune Media Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group and the Daily Press Media Group.
On August 4, 2014, TCO completed the spin-off of its principal publishing operations into an independent company, Tribune Publishing, by distributing 98.5% of the outstanding shares of Tribune Publishing common stock to holders of TCO common stock and warrants. In the distribution, each holder of TCO Class A common stock, Class B common stock and warrants received 0.25 of a share of Tribune Publishing common stock for each share of TCO common stock or TCO warrant held as of the record date of July 28, 2014. Based on the number of shares of TCO common stock and TCO warrants outstanding as of 5:00 P.M. Eastern time on July 28, 2014 and the distribution ratio, 25,042,263 shares of Tribune Publishing common stock were distributed to the TCO stockholders and holders of TCO warrants and TCO retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of outstanding common stock of Tribune Publishing. Subsequent to the distribution, Tribune Publishing became a separate publicly-traded company with its own board of directors and senior management team. Shares of Tribune Publishing common stock are listed on the New York Stock Exchange under the symbol “TPUB.” In connection with the spin-off, Tribune Publishing paid a $275.0 million cash dividend to TCO from a portion of the proceeds of a senior secured credit facility entered into by Tribune Publishing.
Products and Services
Our product mix consists of three publication types: (i) daily newspapers, (ii) weekly newspapers and (iii) niche publications. Most of these publications also have a digital presence. Some of the key characteristics of each of these types of publications are also summarized in the table below.

	Daily Newspapers	Weekly Newspapers	Niche Publications
Cost:	Paid	Paid and free	Paid and free
Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly, monthly or on an annual basis
Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales	Paid: Revenue from advertising, rack/box sales
		Free: Advertising revenue only	Free: Advertising revenue only
Internet availability:	Maintain locally oriented websites, mobile sites and mobile apps, for select locations	Major publications maintain locally oriented websites and mobile sites for select locations	Selectively available online
As of March 29, 2015, Tribune Publishing’s prominent publications include:

Media Group	City	Masthead	Circulation Type	Paid or Free
Chicago Tribune Media Group
	Chicago, IL	Chicago Tribune www.chicagotribune.com	Daily	Paid
	Chicago, IL	Chicago Magazine www.chicagomag.com	Monthly	Paid
	Chicago, IL	Hoy www.vivelohoy.com	Daily	Free
	Chicago, IL	Redeye www.redeyechicago.com	Daily	Free

Los Angeles Times Media Group
	Los Angeles, CA	Los Angeles Times www.latimes.com	Daily	Paid
	Los Angeles, CA	Hoy Los Angeles www.hoylosangeles.com	Weekly	Free
Sun Sentinel Media Group
	Broward County, FL, Palm Beach County, FL	Sun Sentinel www.SunSentinel.com	Daily	Paid
	Broward County, FL, Palm Beach County, FL	el Sentinel www.ElSentinel.com	Weekly	Free
Orlando Sentinel Media Group
	Orlando, FL	Orlando Sentinel www.OrlandoSentinel.com	Daily	Paid
	Orlando, FL	el Sentinel www.ElSentinel.com	Weekly	Free
The Baltimore Sun Media Group
	Baltimore, MD	The Baltimore Sun www.baltimoresun.com	Daily	Paid
	Annapolis, MD	The Capital www.capitalgazette.com	Daily	Paid
	Westminster, MD	Carroll County Times www.carrollcountytimes.com	Daily	Paid

Media Group	City	Masthead	Circulation Type	Paid or Free
Hartford Courant Media Group
	Middlesex County, CT, Tolland County, CT, Hartford County, CT	The Hartford Courant www.courant.com	Daily	Paid
Daily Press Media Group
	Newport News, VA (Peninsula)	Daily Press www.dailypress.com	Daily	Paid
The Morning Call Media Group
	Lehigh Valley, PA	The Morning Call www.themorningcall.com	Daily	Paid
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
We contract with a number of national and local newspapers to both print and distribute their respective publications in local markets where we are a newspaper publisher. In some instances where we print publications, we also manage and procure newsprint, ink and plates on their behalf. These arrangements allow us to leverage our investment in infrastructure in those markets that support our own publications. As a result, these arrangements tend to contribute significant incremental profitability relative to the underlying revenues. We currently distribute national newspapers (including USA Today, The New York Times, and The Wall Street Journal) in our local markets under multiple agreements. Additionally, both in Los Angeles and Chicago we provide some or all of these services to other local publications.
Revenue Sources
In the three months ended March 29, 2015, 55.5% of Tribune Publishing operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and on interactive websites and from the delivery of preprinted advertising supplements. Approximately 27.6% of operating revenues for the three months ended March 29, 2015 were generated from the sale of newspapers, digital subscriptions and other publications to individual subscribers or to sales outlets, which re-sell the newspapers. The remaining 16.9% of operating revenues for the three months ended March 29, 2015 were generated from the provision of commercial printing and delivery services to other newspapers, direct mail advertising and services, digital marketing services, the distribution of syndicated content and other related activities.
Advertising revenue includes newspaper print advertising and digital advertising. Newspaper print advertising is typically in the form of display or preprint advertising whereas digital advertising can be in the form of display, banner ads, coupon ads, video, search advertising and linear ads placed on Tribune Publishing and affiliated websites. Advertising revenues are comprised of three basic categories: retail, national and classified. Changes in advertising revenues are heavily correlated with changes in the level of economic activity in the United States. Changes in gross domestic product, consumer spending levels, auto sales, housing sales, unemployment rates, job creation, circulation levels and rates all impact demand for advertising in Tribune Publishing’s newspapers and websites. Tribune Publishing’s advertising revenues are subject to changes in these factors both on a national level and on a local level in its markets. Circulation revenue results from the sale of print and digital editions of newspapers to individual subscribers and the sale of print editions of newspapers to sales outlets, which re-sell the newspapers. Other revenues are derived from commercial printing and delivery services provided to other newspapers, direct mail advertising and services, digital marketing services, the distribution of syndicated content and other related activities. Significant operating expense categories include compensation, newsprint and ink, circulation distribution, depreciation and amortization, allocations of corporate costs and other operating expenses. Compensation expense is affected by many factors, including the number of full-time equivalent employees, changes in the design and costs of various employee benefit plans, the level of pay increases and actions that impact staffing levels. Circulation distribution expenses primarily included delivery and inserting fees paid to third party contractors and postage costs for Tribune Publishing’s total market coverage products. Circulation distribution expenses can vary from year to year due to changes in volume levels, the fees negotiated with third party contractors and postage rates. Newsprint and ink are commodities and pricing can vary significantly from year to year. Allocated corporate costs included charges from Tribune for certain corporate, service center and technology support services, as well as insurance, occupancy and other costs. Other expenses are principally for sales and marketing activities, occupancy costs, amounts paid to third parties for temporary labor, outside printing and production costs and other general and administrative expenses.
Tribune Publishing uses operating revenues, income from operations and Adjusted EBITDA as measures of financial performance. In addition, Tribune Publishing uses average net paid circulation for its newspapers, together with other factors, to measure its market share and performance. Net paid circulation includes both individually paid copy sales (home delivery, single copy and digital copy sales) and other paid copy sales (education, sponsored and hotel copy sales).
Tribune Publishing’s results of operations, when examined on a quarterly basis, reflect the seasonality of Tribune Publishing’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter reflect spring advertising revenues, while the fourth quarter includes advertising revenues related to the holiday season.
Chapter 11 Reorganization
On December 8, 2008 (the “Petition Date”), TCO, and 110 of its direct and indirect wholly-owned subsidiaries (each a “Debtor” and, collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 (“Chapter 11”) of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption “In re: Tribune Company, et al.,” Case No. 08-13141. Certain of the legal entities included in the Consolidated and Combined Financial Statements of Tribune Publishing were Debtors or, as a result of the restructuring transactions described below, are successor legal entities to legal entities that were Debtors (collectively, the “Tribune Publishing Debtors”). A joint plan of reorganization for the Debtors (the “Plan”), including the Tribune Publishing Debtors became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). The Chapter 11 estates of 88 of the Debtors were closed by a final decree issued by the Bankruptcy Court on March 16, 2015. The remainder of the Debtors’ Chapter 11 cases, including several of the Tribune Publishing Debtors’ cases, are pending.
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
Reorganization Items, Net—Reorganization items, net, generally includes provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts and, pursuant to ASC Topic 852, “Reorganizations,” is reported separately in Tribune Publishing’s Consolidated and Combined Statements of Income. Reorganization items, net may also include professional advisory fees and other costs directly associated with the Debtors’ Chapter 11 cases.

Specifically identifiable reorganization provisions, adjustments and other costs directly related to Tribune Publishing have been included in the Company’s Consolidated and Combined Statements of Comprehensive Income for the three months ended March 29, 2015 and March 30, 2014 and consisted of the following (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Reorganization costs, net:
Contract rejections and claim settlements	$—	$(7)
Other, net	(601)	(2)
Total reorganization costs, net	$(601)	$(9)
Tribune Publishing expects to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2015 and potentially in future periods. These expenses are expected to include primarily other costs related to the implementation of the Plan and the resolution of unresolved claims.
Employee Reductions
Tribune Publishing re-evaluated its staffing levels in the three months ended March 29, 2015 and re-established 22 positions that had previously been identified for reductions. As a result, Tribune Publishing recorded a pretax credit for severance and related expenses totaling $0.7 million for the three months ended March 29, 2015. The accrued liability for severance and related expenses was $2.3 million at March 29, 2015 and $5.0 million at December 28, 2014.
Results of Operations
Operating results for the three months ended March 29, 2015 and March 30, 2014 are shown in the table below. References in this discussion to individual markets include daily newspapers in those markets and their related businesses (in thousands).

	Three Months Ended
	March 29, 2015	March 30, 2014	% Change
Operating revenues	$396,232	$416,522	(4.9%)
Operating expenses	385,336	395,751	(2.6%)
Income from operations	$10,896	$20,771	(47.5%)
Overview
Three Months Ended March 29, 2015 compared to the Three Months Ended March 30, 2014
Operating revenues decreased 4.9%, or $20.3 million, in the three months ended March 29, 2015 due to a $13.2 million decline in advertising revenues and a $9.1 million decrease in other revenues, partially offset by an increase of $2.0 million in circulation revenues. This includes revenues from acquisitions of $16.5 million.
Income from operations decreased 47.5%, or $9.9 million, in the three months ended March 29, 2015 due mainly to lower advertising revenues.

Operating Revenues—Total operating revenues, by classification, for the three months ended March 29, 2015 and March 30, 2014 were as follows (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014	% Change
Advertising
Retail	$109,295	$113,341	(3.6%)
National	44,908	51,003	(12.0%)
Classified	65,626	68,691	(4.5%)
Total advertising	219,829	233,035	(5.7%)
Circulation	109,283	107,307	1.8%
Other revenue
Commercial print and delivery	33,276	45,275	(26.5%)
Direct mail and marketing	16,328	17,798	(8.3%)
Digital marketing services	6,401	4,577	39.9%
Content syndication and other	11,115	8,530	30.3%
Total other revenue	67,120	76,180	(11.9%)
Total operating revenues	$396,232	$416,522	(4.9%)

ROP	$108,684	$113,277	(4.1%)
Preprints	70,215	73,215	(4.1%)
Digital	40,930	46,543	(12.1%)
Total advertising	$219,829	$233,035	(5.7%)
Three Months Ended March 29, 2015 compared to the Three Months Ended March 30, 2014
Advertising Revenues—Total advertising revenues decreased 5.7%, or $13.2 million, in the three months ended March 29, 2015. Retail advertising fell 3.6%, or $4.0 million, due to declines in electronics, general merchandise and department stores categories partially offset by an increase in the healthcare category. Preprint revenues, which are primarily included in retail advertising, decreased 4.1%, or $3.0 million. National advertising revenues fell 12.0%, or $6.1 million, due to declines in most categories, primarily wireless/telecom, digital, movies, automotive, and resorts. Classified advertising revenues decreased 4.5%, or $3.1 million, primarily due to decreases in recruitment and real estate, partially offset by an increase in the general category. These declines also reflect a decrease in digital advertising revenues, which are included in the above categories, which decreased 12.1%, or $5.6 million in the three months ended March 29, 2015.
Circulation Revenues—Circulation revenues were up 1.8%, or $2.0 million, in the three months ended March 29, 2015 due primarily to contributions from acquisitions in the last half of 2014. These increases were partially offset by overall decreases in net paid circulation. Total daily net paid circulation, including digital editions, averaged 1.7 million copies for the three months ended March 29, 2015, down 7.9% from the prior year period. Total Sunday net paid circulation, including digital editions, for the three months ended March 29, 2015 averaged 2.8 million copies, down 4.8% from the comparable prior year period.
Other Revenues—Other revenues decreased 11.9%, or $9.1 million, in the three months ended March 29, 2015 due primarily to declines in commercial print and delivery revenues of $12.0 million for third-party publications, including certain publications of the Sun-Times Media Group, the Wall Street Journal and the New York Times and declines in direct mail and marketing of $1.5 million. These declines were partially offset primarily by a $4.7 million contribution from MCT News Service, a partnership which was carried as an equity investment in Q1 2014 and in which the Company purchased the remaining 50% interest during the second quarter 2014.

Operating Costs and Expenses—Total operating expenses, by classification, for the three months ended March 29, 2015 and March 30, 2014 were as follows (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014	% Change
Compensation	$149,231	$143,712	3.8%
Circulation distribution	66,905	73,540	(9.0%)
Newsprint and ink	31,295	35,498	(11.8%)
Outside services	39,355	25,920	51.8%
Corporate allocations	—	35,159	*
Occupancy	15,060	15,321	(1.7%)
Promotion and marketing	12,635	10,062	25.6%
Outside printing and production	12,184	10,576	15.2%
Affiliate fees	14,427	9,305	55.0%
Other general and administrative	31,535	32,312	(2.4%)
Depreciation	10,825	2,740	*
Amortization	1,884	1,606	17.3%
Total operating expenses	$385,336	$395,751	(2.6%)
* Represents positive or negative change in excess of 100%
Three Months Ended March 29, 2015 compared to the Three Months Ended March 30, 2014
Tribune Publishing operating expenses decreased 2.6%, or $10.4 million, in the three months ended March 29, 2015 compared to the same period for 2014. The decrease was due primarily to the elimination of corporate allocations and lower circulation distribution expense and newsprint and ink, partially offset by higher outside services, depreciation, compensation and affiliate fees.
Compensation Expense—Compensation expense increased 3.8%, or $5.5 million, in the three months ended March 29, 2015 due primarily to the addition of the technology department in the third quarter of 2014 related to the spin, increases in digital staffing and a decrease in the pension credit allocated from TCO in 2014 prior to the Distribution Date. These increases were partially offset by the recognition of a $7.8 million non-cash gain related to termination of certain post-retirement benefits in the three months ended March 29, 2015.
Circulation Distribution Expense—Circulation distribution expense decreased 9.0%, or $6.6 million, primarily due to lower commercial delivery of third party publications. Total daily and total Sunday net paid print circulation was flat for the three months ended March 29, 2015 compared to the three months ended March 30, 2014.
Newsprint and Ink Expense—Newsprint and ink expense declined 11.8%, or $4.2 million, in the three months ended March 29, 2015 due mainly to an 8.3% decrease in newsprint consumption primarily as a result of a 17.8% decline in commercial printing revenue and a 3.3% decrease in the average cost per ton of newsprint.
Outside Services Expense—Outside services expense increased 51.8%, or $13.4 million, in the three months ended March 29, 2015 due primarily to inclusion of technology costs subsequent to the Distribution Date that were previously included in corporate allocations.
Corporate Allocations—Corporate allocations comprise allocated charges from TCO for certain corporate support services and are included in other operating expense. Subsequent to the Distribution Date, no additional charges were allocated from TCO. The allocated charges include corporate management fees, technology support costs, general insurance costs and occupancy costs, among others. Subsequent to the Distribution Date, these expenses are reflected in Outside Services, Occupancy and Other General and Administrative.
Occupancy Expense—Occupancy expense remained comparable year over year.

Promotion and Marketing Expenses—Promotion and marketing expense increased 25.6%, or $2.6 million, in the three months ended March 29, 2015 due primarily to increased digital-focused marketing and general advertising.
Outside Printing and Production Expense—Outside printing and production expense includes costs related to commercial print and delivery. This expense increased 15.2%, or $1.6 million, in the three months ended March 29, 2015 primarily due to increased activity from direct mail client campaigns.
Affiliate Fees Expense—Affiliate fees expense includes fees paid to Classified Ventures and CareerBuilder. Affiliate fees expense increased 55.0%, or $5.1 million, in the three months ended March 29, 2015 due primarily to an increase in Classified Ventures auto fees.
Other General and Administrative Expenses—Other general and administrative expenses include repairs and maintenance and other miscellaneous expenses. These expenses decreased 2.4%, or $0.8 million, in the three months ended March 29, 2015 due primarily to a decrease in utilities costs.
Depreciation and Amortization Expense—Depreciation and amortization expense increased 192.4%, or $8.4 million, in the three months ended March 29, 2015 primarily as a result of depreciation generated from technology assets that were transferred to the Company as part of the distribution.
Loss on Equity Investments, net—Loss on equity investments, net for the three months ended March 29, 2015 and March 30, 2014 was as follows (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014	% Change
Loss on equity investments, net	$(57)	$(335)	(83.0%)
Interest Expense, Net—Interest expense, net for the three months ended March 29, 2015 and March 30, 2014 was as follows (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014	% Change
Interest expense, net	$(5,867)	$(2)	*
The increase in interest expense is due to the $350 million Senior Term Facility that was entered into in third quarter 2014.
Income Tax Expense—Income tax expense for the three months ended March 29, 2015 and March 30, 2014 was as follows (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014	% Change
Income tax expense	$1,856	$8,653	(78.6%)
For the three months ended March 29, 2015, Tribune Publishing recorded income tax expense of $1.9 million. The effective tax rate on pretax income was 42.5% in the three months ended March 29, 2015. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible expenses and the domestic production activities deduction. For the three months ended March 30, 2014, Tribune Publishing recorded income tax expense of $8.7 million. The effective tax rate on pretax income was 42.4% in the three months ended March 30, 2014. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible expenses, certain transaction costs not fully deductible for tax purposes and the domestic production activities deduction.

Non-GAAP Measures
Adjusted EBITDA—Adjusted EBITDA is defined as net income before income taxes, interest income, interest expense, depreciation and amortization, income and losses from equity investments, corporate management fee from TCO, pension credits, stock-based compensation, certain unusual and non-recurring items (including spin-related costs) and reorganization items.

	Three Months Ended
	March 29, 2015	March 30, 2014	% Change
Net Income	$2,515	$11,772	(78.6%)

Income tax expense	1,856	8,653	(78.6%)
Loss on equity investments, net	57	335	(83.0%)
Interest expense, net	5,867	2	*
Reorganization items, net	601	9	*

Income from operations	10,896	20,771	(47.5%)

Depreciation and amortization	12,709	4,346	*
Allocated depreciation (1)	—	4,781	*
Allocated corporate management fee	—	9,060	*
Spin-related, restructuring and acquisition costs (2)	4,782	6,726	(28.9%)
Stock-based compensation (3)	1,530	697	*
Pension credits (4)	—	(5,472)	*
Adjusted EBITDA(5) (6)	$29,917	$40,909	(26.9%)
* Represents positive or negative change in excess of 100%
(1) - Allocated depreciation represents depreciation for primarily technology assets that were used by Tribune Publishing prior to the spin-off. As a result of the spin-off, these technology assets were assigned to Tribune Publishing and the related depreciation is included in post-spin operating results.
(2) - Spin-related, restructuring and acquisition costs include costs related to Tribune Publishing's internal restructuring, the distribution and separation from TCO and acquisitions.
(3) - Stock-based compensation is due to Tribune Publishing's or TCO's equity compensation plans and is included for comparative purposes.
(4) - Pension credits are due to allocations from TCO for Tribune Publishing employees defined benefit plan. As part of the spin-off, TCO retained this plan.

(5) -	First quarter 2015 Adjusted EBITDA includes a gain of $7.8 million related to the termination of certain post-retirement benefits.

(6) -
First quarter 2014 Adjusted EBITDA has been amended to exclude the adjustment for pre-spin intercompany rent for certain properties. The pre-spin intercompany rent was previously included to improve comparability between the 2013 pre-spin period and the 2014 pre-spin periods as the Company did not have intercompany rent until December 2013 for certain properties.

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

Liquidity and Capital Resources
Tribune Publishing believes that its future cash from operations and access to borrowings under the Senior ABL Facility discussed below will provide adequate resources to fund its operating and financing needs for the foreseeable future. Tribune Publishing’s access to, and the availability of, financing in the future will be impacted by many factors, including its credit rating, the liquidity of the overall capital markets and the current state of the economy. There can be no assurances that Tribune Publishing will have access to capital markets on acceptable terms.
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
Three Months Ended March 29, 2015 and March 30, 2014
The table below details the total operating, investing and financing activity cash flows for the three months ended March 29, 2015 and March 30, 2014 (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Net cash provided by operating activities	$21,041	$57,623
Net cash used for investing activities	(13,668)	(3,112)
Net cash used for financing activities	(3,830)	(55,665)
Net increase (decrease) in cash	$3,543	$(1,154)
Cash flow generated from operating activities is Tribune Publishing’s primary source of liquidity. Net cash provided by operating activities was $21.0 million for the three months ended March 29, 2015, down $36.6 million from $57.6 million for the three months ended March 30, 2014. The decrease was primarily driven by lower operating results as a result of the decline in advertising revenues as well as payments for interest, taxes and accrued incentive bonuses.
Net cash used for investing activities totaled $13.7 million in the three months ended March 29, 2015 and was comprised almost entirely of capital expenditures. Net cash used for investing activities totaled $3.1 million in the three months ended March 30, 2014 and was comprised of capital expenditures and investments in equity investments.
Net cash used for financing activities totaled $3.8 million in the three months ended March 29, 2015, and was primarily comprised of $4.4 million loan payment on the Company's senior debt. In the three months ended March 30, 2014, Tribune had net cash used for financing activities totaling $55.7 million, which primarily represents transactions with TCO.

Dividends
On March 17, 2015, the Company declared a dividend of $0.175 cents per share on common stock outstanding, to be paid on May 15, 2015, to stockholders of record on April 15, 2015.
Senior Term Facility
On August 4, 2014, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”), and the lenders party thereto (the “Senior Term Facility”). The Senior Term Facility will mature on August 4, 2021. The Senior Term Facility provides for secured loans (the “Term Loans”) in an aggregate principal amount of $350.0 million. The Term Loans bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. The Term Loans amortize in equal quarterly installments equal to 1.25% of the original principal amount of the Senior Term Facility with the balance payable on the maturity date, August 4, 2021. The Senior Term Facility may be expanded by an amount up to (i) the greater of $100.0 million and an amount as will not cause the net senior secured leverage ratio after giving effect to such incurrence to exceed 2:1, plus (ii) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility, subject to certain conditions. Tribune Publishing Company is the borrower under the Senior Term Facility and each of the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions, (the “Subsidiary Guarantors”) guarantee the payment obligations under the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing Company and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. As of March 29, 2015, the outstanding balance under the Senior Term Facility is $345.6 million, the unamortized balance of the discount is $3.2 million and the Company was in compliance with the covenants of the Senior Term Facility.
Senior ABL Facility
On August 4, 2014, Tribune Publishing Company and the Subsidiary Guarantors entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility will mature on August 4, 2019. The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits Tribune Publishing Company to increase the commitments under the Senior ABL Facility by up to $75.0 million. The Senior ABL Facility bears interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. Tribune Publishing Company and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. Tribune Publishing Company and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. The Senior ABL Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing Company and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. Customary fees will be payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. As of March 29, 2015, $19.3 million of the Senior ABL Facility availability supported an outstanding undrawn letter of credit in the same amount.
Letter of Credit Agreement
On August 4, 2014, Tribune Publishing Company and JPMorgan Chase Bank, N.A., as letter of credit issuer (the “L/C Issuer”) entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of standby letters of credit of up to a maximum aggregate principal face of $30.0 million. The Letter of Credit Agreement permits Tribune Publishing Company, at the sole discretion of L/C Issuer, to request to increase the amount available to be issued under the Letter of Credit Agreement up to an aggregate maximum face amount of $50.0 million. The Letter of Credit Agreement is scheduled to terminate on August 4, 2019. As of March 29, 2015, a $27.5 million undrawn letter of credit was outstanding against the Letter of Credit Agreement. This Letter of Credit Agreement was collateralized with $27.5 million of cash held in a specified cash collateral account. The specified cash account is required to remain as long as the undrawn letter of credit remains outstanding and is recorded in restricted cash in the Consolidated and Combined Balance Sheets.

Subsequent Event
Acquisition
On May 7, 2015, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) to acquire MLIM, LLC (“MLIM”), which owns the U-T San Diego (f/k/a the San Diego Union-Tribune) and nine community weeklies and related digital properties in San Diego County. The purchase price is $85 million, consisting of $73 million in cash, subject to a working capital adjustment, and $12 million in Tribune Publishing common stock.
The Company expects to finance the cash portion of the purchase price with a combination of cash-on-hand and funds available under the Company's existing Senior ABL Facility as well as the net proceeds of the New Term Loan described below. The obligation of the Company under the Agreement is not conditioned upon the Company's ability to consummate the New Term Loan or any other debt financing.
Prior to the closing of the acquisition, certain assets and liabilities of MLIM related to the business and the operation of the U-T San Diego, including real property used by the business, will be distributed to the seller or its affiliates. Upon close of the acquisition, MLIM will be a wholly-owned subsidiary of the Company, will retain certain liabilities, including existing pension obligations and will enter into a lease to use the real property that is being distributed to the seller or its affiliates.
Closing of the acquisition is subject to certain customary closing conditions. The Agreement also contains representations, warranties, covenants, and indemnities of the parties thereto. Assuming the satisfaction or waiver of the closing conditions, the acquisition is expected to close in the second quarter of 2015.
On the closing of the acquisition, the Company will enter into a Registration Rights Agreement with the seller, whereby the seller would be entitled to certain registration rights with respect to the shares of common stock of the Company acquired in connection with the Agreement.
Debt Commitment
Concurrently with the execution of the Agreement, the Company entered into a commitment letter (the “Commitment Letter”) with Citigroup Global Markets Inc. (“Citi”) which provides that, subject to certain customary terms and conditions, Citi will provide a $50 million term loan (the “New Term Loan”). The New Term Loan will be used to finance a portion of the acquisition described above and to pay related costs and expenses.
Citi's obligation to provide the New Term Loan under the Commitment Letter is subject to a number of conditions, including without limitation, no material adverse effect on the business to be acquired, the consummation of the acquisition in all material respects on the term set forth in the Agreement, the accuracy of the representations and warranties, the delivery of certain financial information, the completion of the specified marketing period and the execution and delivery by the relevant parties of definitive documentation consistent with the Commitment Letter.
There can be no assurance that the New Term Loan will be consummated. The final pricing and other terms applicable to the New Term Loan are anticipated to be substantially similar to those of the Senior Term Loan, adjusted to reflect applicable market conditions.
New Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for reporting periods beginning after December 15, 2015 and interim periods therein. It is to be applied retrospectively and early adoption is permitted. ASU 2015-03 affects presentation only and will have no effect on the Company's financial condition, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Topic 606, Revenue from Contracts with Customers, concerning revenue recognition. The new standard supersedes a majority of existing revenue recognition guidance under U.S. GAAP, and requires a company to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. ASU 2014-09 allows for either a “full retrospective” adoption or a “modified retrospective” adoption. The Company is currently evaluating which adoption method it will elect. ASU 2019-09 will become effective for public companies for yearly and interim reporting periods starting after December 15, 2016; however, in April 2015, the FASB voted to propose a one year deferral of the effective date. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. The Company is currently evaluating the revenue recognition impact this guidance will have once implemented.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 29, 2015, there had been no material changes in the Company’s exposure to market risk from the disclosure included in the annual report on Form 10-K as filed with the SEC on March 25, 2015.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting previously identified, and described below, which have not been fully remediated.
As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2014, the Company identified material weaknesses in its internal control over financial reporting in preparing its Consolidated and Combined Financial Statements for the fiscal year ended December 28, 2014, which material weaknesses have not yet been fully remediated. The first of the material weaknesses the Company identified relates to an insufficient complement of finance and accounting resources within the organization resulting in ineffective controls over financial reporting processes, including controls over the period-end close process, the preparation and review of the consolidated interim and annual financial statements, and the controls related to identifying and accumulating all required supporting information to determine the completeness and accuracy of the Consolidated and Combined Financial Statements and related disclosures.
The Company also identified a material weakness related to an ineffective control environment, which resulted in deficiencies in certain areas in which the Company’s controls were not precise enough to detect misstatements that, in the aggregate, could be material to the Consolidated and Combined Financial Statements.
Management has concluded that these material weaknesses did not result in any material misstatements of the Company’s Consolidated and Combined Financial Statements and disclosures for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 and for the interim periods of those years. In light of these material weaknesses in internal controls over financial reporting, prior to filing this report, management completed additional procedures, including validating the completeness and accuracy of the related financial records. These additional procedures have allowed management to conclude that, notwithstanding the material weaknesses and the ineffectiveness of the Company’s disclosure controls and procedures, the Company’s Consolidated and Combined Financial Statements in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles in the U.S. For additional details, see Item 9A. Controls and Procedures—Management’s Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

Changes in Internal Control Over Financial Reporting
Management believes that significant progress has been made prior to filing this quarterly report on Form 10-Q in remediating the underlying causes of the material weaknesses. We have taken, and will continue to take, a number of actions to remediate these material weaknesses. Among other things, we have:

•	augmented accounting and finance resources and hired additional accounting and finance professionals;

•	enhanced the documentation of account reconciliations; and

•	engaged a public accounting firm to assist with our SOX remediation design and testing.
We and our Board of Directors are committed to maintaining a strong internal control environment, and believe that these remediation efforts represent significant improvements in our control environment and in our controls over financial reporting. Additional controls may also be required over time. The identified material weaknesses in internal control will not be considered fully addressed until the internal controls over these areas have been in operation for a sufficient period of time for our management to conclude that the material weaknesses have been fully remediated. We continue to work on implementing and testing the new controls in order to make this final determination.
Other than as expressly noted above, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended March 29, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.
Item 1. Legal Proceedings
There have been no material developments in the legal proceedings included in the Company's annual report on Form 10-K filed with the SEC on March 25, 2015.
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
Item 1A. Risk Factors
In addition to the other information in this report, you should carefully consider the discussion under “Risk Factors” in Item 1A. as filed in the Company's annual report on Form 10-K filed with the SEC on March 25, 2015. There have been no material changes to our risk factors as disclosed in such filing.
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

10.1*~	Form of Annual Performance Incentive Award Notice (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 28, 2014 filed on March 25, 2015).

10.2*~	Separation Agreement between Tribune Publishing Company, LLC and John Bode, dated January 19, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 20, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIBUNE PUBLISHING COMPANY

May 8, 2015	By:	/s/ Sandra J. Martin
Sandra J. Martin
(Chief Financial Officer and Principal Accounting Officer)