Form 10-Q
period 2015-06-28
Tribune Publishing Co
filed 2015-08-12
CIK 1593195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 28, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
Tribune Publishing Company
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

435 North Michigan Avenue
Chicago Illinois	60611
(Address of principal executive offices)	(Zip code)
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

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer X	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2015
Common Stock, $0.01 par value	26,345,990

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The statements contained in this Quarterly Report on Form 10-Q, as well as the information contained in the notes to our Consolidated and Combined Financial Statements, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based largely on our current expectations and reflect various estimates and assumptions by us. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in such forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond our control, include: competition and other economic conditions including fragmentation of the media landscape and competition from other media alternatives; changes in advertising demand, circulation levels and audience shares; our ability to develop and grow our online businesses; our reliance on revenue from printing and distributing third-party publications; changes in newsprint prices; macroeconomic trends and conditions; our ability to adapt to technological changes; our ability to realize benefits or synergies from acquisitions or divestitures or to operate our businesses effectively following acquisitions or divestitures; our reliance on third-party vendors for various services; adverse results from litigation, governmental investigations or tax-related proceedings or audits; our ability to attract and retain employees; our ability to satisfy pension and other postretirement employee benefit obligations; changes in accounting standards; the effect of labor strikes, lockouts and labor negotiations; regulatory and judicial rulings; our indebtedness and ability to comply with debt covenants applicable to our debt facilities; our adoption of fresh-start reporting which has caused our Consolidated and Combined Financial Statements for periods subsequent to December 31, 2012 to not be comparable to prior periods; our ability to satisfy future capital and liquidity requirements; and our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms. For more information about these and other risks, see “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2015, in Part II, Item 1A of this report, and in the Company’s other filings with the Securities and Exchange Commission.
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

PART I.
Item 1.    Financial Statements
TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Operating revenues:
Advertising	$225,541	$242,131	$445,370	$475,166
Circulation	115,026	109,010	224,309	216,317
Other	69,862	78,782	136,982	154,962
Total operating revenues	410,429	429,923	806,661	846,445

Operating expenses:
Compensation	156,384	140,939	305,615	284,651
Circulation and distribution	68,443	73,392	135,348	146,932
Newsprint and ink	31,444	35,499	62,739	70,997
Other operating expenses	129,392	150,567	254,588	289,222
Depreciation	10,934	2,894	21,759	5,634
Amortization	2,215	1,621	4,099	3,227
Total operating expenses	398,812	404,912	784,148	800,663

Income from operations	11,617	25,011	22,513	45,782
Gain (loss) on equity investments, net	50	(294)	(7)	(629)
Gain on investment transaction	—	1,484	—	1,484
Interest expense, net	(6,331)	(53)	(12,198)	(55)
Reorganization items, net	(252)	—	(853)	(9)
Income before income taxes	5,084	26,148	9,455	46,573
Income tax expense	1,686	10,945	3,542	19,598
Net income	$3,398	$15,203	$5,913	$26,975

Net income per common share:
Basic	$0.13	$0.60	$0.23	$1.06
Diluted	$0.13	$0.60	$0.23	$1.06

Weighted average shares outstanding:
Basic	25,910	25,424	25,702	25,424
Diluted	26,034	25,424	25,912	25,424

Dividends declared per common share:	$0.175	$—	$0.350	$—

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net income	$3,398	$15,203	$5,913	$26,975
Other comprehensive loss, net of taxes:
Unrecognized benefit plan gains and losses:
Amortization of actuarial gains during the period, net of taxes of $517, $866, $805 and $866, respectively	(794)	(1,326)	(1,234)	(1,326)
Foreign currency translation	(17)	—	(39)	—
Other comprehensive loss, net of taxes	(811)	(1,326)	(1,273)	(1,326)
Comprehensive income	$2,587	$13,877	$4,640	$25,649

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 28, 2015	December 28, 2014
Assets
Current assets
Cash	$41,726	$36,675
Accounts receivable (net of allowances of $15,475 and $16,664)	213,854	234,812
Inventories	15,952	16,651
Deferred income taxes	34,251	38,207
Prepaid expenses and other	16,838	26,593
Total current assets	322,621	352,938

Property, plant and equipment
Machinery, equipment and furniture	227,351	210,217
Buildings and leasehold improvements	6,919	6,434
	234,270	216,651
Accumulated depreciation	(89,047)	(68,076)
	145,223	148,575
Advance payments on property, plant and equipment	8,287	13,770
Property, plant and equipment, net	153,510	162,345

Other assets
Goodwill	127,038	41,669
Intangible assets, net	152,126	87,272
Investments	3,906	3,370
Deferred income taxes	38,711	—
Restricted cash	27,511	27,505
Debt issuance costs and other long-term assets	25,051	11,416
Total other assets	374,343	171,232

Total assets	$850,474	$686,515

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 28, 2015	December 28, 2014
Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$22,067	$17,911
Accounts payable	75,576	81,567
Employee compensation and benefits	83,058	101,071
Deferred revenue	82,004	73,004
Other current liabilities	27,311	32,435
Total current liabilities	290,016	305,988

Non-current liabilities
Long-term debt	386,077	329,613
Deferred revenue	7,871	8,775
Pension and postretirement benefits payable	128,819	27,672
Other obligations	23,141	8,298
Total non-current liabilities	545,908	374,358

Stockholders' equity
Preferred stock— authorized 30,000 shares; no shares issued or outstanding at June 28, 2015 and December 28, 2014	—	—
Common stock, $.01 par value. Authorized 300,000 shares, 26,345 shares issued and outstanding at June 28, 2015; 25,444 shares issued and outstanding at December 28, 2014	263	254
Additional paid-in capital	15,555	2,370
Accumulated deficit	(10,477)	(6,937)
Accumulated other comprehensive income	9,209	10,482
Total stockholders' equity	14,550	6,169

Total liabilities and stockholders' equity	$850,474	$686,515

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED STATEMENT OF EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid in	Accumulated		Total Equity
	Shares	Amount	Capital	Deficit	AOCI	(Deficit)
Balance at December 28, 2014	25,444,057	$254	$2,370	$(6,937)	$10,482	$6,169
Comprehensive income (loss)	—	—	—	5,913	(1,273)	4,640
Issuance of stock for acquisition	700,869	7	11,032	—	—	11,039
Dividends declared to common stockholders	—	—	—	(9,453)	—	(9,453)
Issuance of stock from restricted stock unit conversions	181,027	2	(2)	—	—	—
Exercise of stock options	18,577	—	260	—	—	260
Excess tax benefit from long-term incentive plan	—	—	715	—	—	715
Share-based compensation	—	—	3,001	—	—	3,001
Withholding for taxes on restricted stock unit conversions	—	—	(1,821)	—	—	(1,821)
Balance at June 28, 2015	26,344,530	$263	$15,555	$(10,477)	$9,209	$14,550

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 28, 2015	June 29, 2014
Operating Activities
Net income	$5,913	$26,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,759	5,634
Amortization of intangible assets	4,099	3,227
Amortization of contract intangible liabilities	(56)	(84)
Allowance for bad debt	3,784	5,631
Stock compensation expense	3,001	—
Withholding for taxes on RSU vesting	(1,821)	—
Loss on equity investments, net	7	629
(Gain) loss on fixed asset sales	23	(1,242)
Gain on investment transaction	—	(1,484)
Gain on postretirement plan amendment	(7,799)	—
Changes in working capital items, excluding acquisitions:
Accounts receivable, net	34,118	38,745
Prepaid expenses, inventories and other current assets	18,449	(669)
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	(49,465)	(2,254)
Non-current deferred revenue	(903)	(877)
Deferred income taxes	7,841	9,461
Postretirement medical, life and other benefits	(1,329)	(6,726)
Other, net	1,108	106
Net cash provided by operating activities	38,729	77,072

Investing Activities
Capital expenditures	(19,824)	(3,189)
Acquisitions, net of cash acquired	(67,669)	(32,282)
Proceeds from sale of fixed assets	15	1,583
Investments in equity investments, net of distributions	(542)	(1,009)
Net cash used for investing activities	$(88,020)	$(34,897)

Continued

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)

	Six Months Ended
	June 28, 2015	June 29, 2014
Financing Activities
Proceeds from issuance of debt	$68,950	$—
Payment of debt issuance costs	(1,991)	—
Repayment of long-term debt	(8,750)	—
Net proceeds from revolving debt	10,000	—
Repayment of revolving debt	(10,000)	—
Dividends paid to common stockholders	(4,842)	—
Proceeds from exercise of stock options	260	—
Excess tax benefits realized from exercise of stock-based awards	715	—
Transactions with Tribune Media Company, net	—	(39,331)
Net cash provided by (used for) financing activities	54,342	(39,331)

Net increase in cash	5,051	2,844
Cash, beginning of period	36,675	9,694
Cash, end of period	$41,726	$12,538

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—Tribune Publishing Company and its subsidiaries (collectively, the “Company” or “Tribune Publishing”) is a multiplatform media and marketing solutions company that delivers innovative experiences for audiences and advertisers. The Company's diverse portfolio of iconic news and information brands includes award-winning daily and weekly titles, digital properties and verticals in major markets across the country. Tribune Publishing’s media groups include the Chicago Tribune Media Group, the California Media Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group and the Daily Press Media Group. In May 2015, the Company acquired The San Diego Union-Tribune newspaper (f/k/a the U-T San Diego) and nine community weeklies and related digital properties in San Diego County. See Note 5 for additional information on the acquisition.
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
Basis of Presentation—The accompanying unaudited Consolidated and Combined Financial Statements and notes of Tribune Publishing have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated and Combined Financial Statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of Tribune Publishing as of June 28, 2015 and December 28, 2014, the results of operations for the three and six months ended June 28, 2015 and June 29, 2014 and the cash flows for the six months ended June 28, 2015 and June 29, 2014. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to current period classifications. The year-end Consolidated and Combined Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
Prior to the Distribution Date, separate financial statements were not prepared for Tribune Publishing. The accompanying unaudited Consolidated and Combined Financial Statements for the periods presented prior to the Distribution Date were derived from the historical accounting records of TCO and present Tribune Publishing’s Consolidated and Combined financial position, results of operations and cash flows as of and for the periods presented as if Tribune Publishing was a separate entity through the Distribution Date. The costs of TCO services that are specifically identifiable to Tribune Publishing are included in these Consolidated and Combined Financial Statements. The costs of TCO services that are incurred by TCO but are not specifically identifiable to Tribune Publishing have been allocated to Tribune Publishing and are included in the pre-spin Consolidated and Combined Financial Statements on a basis that management considered to be a reasonable reflection of the utilization of services provided or the benefit received by Tribune Publishing during the periods presented. Management believes that assumptions and methodologies underlying the allocation of general corporate expenses are reasonable. However, such expenses prior to the Distribution Date may not be indicative of the actual level of expense that would have been incurred had Tribune Publishing operated as a separate stand-alone entity, and, accordingly, may not necessarily reflect Tribune Publishing’s consolidated financial position, results of operations and cash flows had Tribune Publishing operated as a stand-alone entity during the periods presented. See Note 4 for further information on costs allocated from TCO. Subsequent to the Distribution Date, Tribune Publishing's financial statements are presented on a consolidated basis as the Company became a separate consolidated entity.

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
New Accounting Standards—In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for reporting periods beginning after December 15, 2015 and interim periods therein. It is to be applied retrospectively and early adoption is permitted. ASU 2015-03 affects presentation only and will have no effect on the Company's financial condition, results of operations or cash flows. The Company will adopt the standard in the first quarter 2016.
In May 2014, the FASB issued ASU No. 2014-09, Topic 606, Revenue from Contracts with Customers, concerning revenue recognition. The new standard supersedes a majority of existing revenue recognition guidance under U.S. GAAP, and requires a company to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. ASU 2014-09 allows for either a “full retrospective” adoption or a “modified retrospective” adoption. On July 9, 2015 the FASB voted to approve a one year delay of the effective date and to permit companies to voluntarily adopt the new standard as of the original effective date. Assuming issuance of a final rule delaying the effective date, the Company expects to adopt this standard on January 1, 2018. The Company is currently evaluating the revenue recognition impact this guidance will have once implemented and the implementation approach to be used.
NOTE 2: PROCEEDINGS UNDER CHAPTER 11
Chapter 11 Reorganization—On December 8, 2008, TCO and 110 of its direct and indirect wholly-owned subsidiaries (each a “Debtor” and, collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 (“Chapter 11”) of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). A joint plan of reorganization for the Debtors (the “Plan”) became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). Certain of the legal entities included in the Consolidated and Combined Financial Statements of Tribune Publishing were Debtors or, as a result of the restructuring transactions undertaken pursuant to the Plan, are successor legal entities to legal entities that were Debtors (collectively, the “Tribune Publishing Debtors”). On March 16, 2015, the Chapter 11 estates of 88 of the Debtors were closed by a final decree issued by the Bankruptcy Court. On July 24, 2015, the Chapter 11 estates of an additional 8 of the Debtors were closed by a final decree. The remainder of the Debtors’ Chapter 11 cases, including several of the Tribune Publishing Debtors’ cases, continue to be jointly administered under the caption “In re: Tribune Media Company, et al.,” Case No 08-13141.
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
Reorganization Items, Net—Reorganization items, net, generally includes provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts and, pursuant to ASC Topic 852, “Reorganizations,” is reported separately in Tribune Publishing’s Consolidated and Combined Statements of Income. Reorganization items, net, may also include professional advisory fees and other costs directly associated with the Debtors’ Chapter 11 cases.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Specifically identifiable reorganization provisions, adjustments and other costs directly related to Tribune Publishing have been included in the Company’s Consolidated and Combined Statements of Income for the three and six months ended June 28, 2015 and June 29, 2014 and consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Reorganization costs, net:
Contract rejections and claim settlements	$(15)	$—	$(15)	$(7)
Other, net	(237)	—	(838)	(2)
Total reorganization costs, net	$(252)	$—	$(853)	$(9)
Tribune Publishing expects to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2015 and potentially in future periods. These expenses are expected to consist primarily of other costs related to the implementation of the Plan and the resolution of unresolved claims.
NOTE 3: CHANGES IN OPERATIONS
Employee Reductions—Tribune Publishing identified reductions in its staffing levels of 296 and 274 in the three and six months ended June 28, 2015, respectively. Of these reductions, 186 are related to the San Diego acquisition described in Note 5 as the Company has consolidated many of those positions into its current operating structure. In the three and six months ended June 29, 2014, the Company had identified reductions in staffing levels in its operations of 173 and 198 positions, respectively. Tribune Publishing recorded pretax charges related to these reductions of $4.1 million and $3.4 million for the three and six months ended June 28, 2015, respectively, and pretax charges of $2.2 million and $2.3 million for the three and six months ended June 29, 2014, respectively. A summary of the activity with respect to Tribune Publishing’s severance accrual for the six months ended June 28, 2015 is as follows (in thousands):

Balance at December 28, 2014	$5,038
Provision	3,423
Payments	(4,558)
Balance at June 28, 2015	$3,903
Charges for severance and related expenses are included in compensation expense in the accompanying Consolidated and Combined Statements of Income. For the three and six month periods ended June 29, 2014, the severance and related expenses above exclude severance and related expenses incurred by TCO and allocated to Tribune Publishing prior to the Distribution Date. See Note 4 for further discussion of allocated charges from TCO.
NOTE 4: RELATED PARTY TRANSACTIONS
In connection with the separation and distribution, Tribune Publishing entered into a transition services agreement (the “TSA”) and certain other agreements with TCO that govern the relationships between Tribune Publishing and TCO following the separation and distribution. Under the TSA, the providing company generally is allowed to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the services, plus, in some cases, the allocated direct costs of providing the services, generally without profit. Pursuant to the TSA, TCO provides Tribune Publishing with certain services on a transitional basis. During the three and six months ended June 28, 2015, Tribune Publishing incurred $0.3 million and $0.6 million, respectively, in charges payable to TCO under the TSA. In addition, the TSA outlines the services that Tribune Publishing will provide TCO on a transitional basis. For the three and six months ended June 28, 2015, TCO's charges payable to Tribune Publishing were $0.3 million and $1.2 million, respectively, under the TSA.
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
Support Services Provided and Other Amounts with TCO—Prior to the Distribution Date, Tribune Publishing received allocated charges from TCO for certain corporate support services which were recorded within Tribune Publishing’s Consolidated and Combined Statements of Income. Management believes that the basis used for the allocations was reasonable and reflects the portion of such costs attributable to Tribune Publishing’s operations; however, the amounts may not be representative of the costs necessary for Tribune Publishing to operate as a separate stand-alone company. These allocated costs are summarized in the following table (in thousands):

	Three Months Ended	Six Months Ended
	June 29, 2014	June 29, 2014
Corporate management fee	$8,960	$18,020
Allocated depreciation	5,195	9,976
Service center support costs	23,099	43,384
Other	2,202	3,235
Total	$39,456	$74,615
Medical and Workers’ Compensation Benefit Plans—Tribune Publishing participated in TCO-sponsored employee benefit plans, including medical and workers’ compensation. Allocations of benefit plan costs varied by plan type and were based on actuarial valuations of cost and/or liability, premium amounts and payroll. Total benefit plan costs allocated to Tribune Publishing amounted to $11.5 million and $23.1 million in the three and six months ended June 29, 2014, respectively, and were recorded in compensation expense in the Consolidated and Combined Statements of Income. While management believes the cost allocation methods utilized for the benefit plans were reasonable and reflected the portion of such costs attributed to Tribune Publishing, the amounts may not be representative of the costs necessary for Tribune Publishing to operate as a stand-alone business.
Defined Benefit Plans—Retirement benefits obligations pursuant to the TCO defined benefit pension plans have historically been and continue to be an obligation of TCO. Prior to the Distribution Date, costs related to TCO-sponsored pension plans, which totaled credits of $5.0 million and $10.4 million in the three and six months ended June 29, 2014, respectively, were based upon a specific allocation of actuarially determined service costs plus an allocation of the remaining net periodic pension cost components based upon Tribune Publishing's proportional share of the pension liability. Through the Distribution Date, TCO-sponsored pension plan credits and expenses allocated to Tribune Publishing are recorded in compensation expense in the Consolidated and Combined Statements of Income. Subsequent to the Distribution Date, no further costs or credits were allocated.
Defined Contribution Plans—Tribune Publishing’s employees have historically participated in various TCO qualified 401(k) savings plans, which permit eligible employees to make voluntary contributions on a pretax basis. The plans allowed participants to invest their savings in various investments. Amounts charged to expense by Tribune Publishing for employer contributions to TCO 401(k) savings plans totaled $2.5 million and $5.9 million in the three and six months ended June 29, 2014, respectively, and are recorded in compensation expense in the Consolidated and Combined Statements of Income.
Related Party Lease Agreements—In 2013, Tribune Publishing entered into related party lease agreements with TCO to lease certain land and buildings. The initial term of these non-cancelable related party lease agreements is either five or ten years, with two optional renewal terms. In connection with all related party lease agreements, Tribune Publishing recognized $8.4 million and $16.9 million of rent expense for the three and six months ended June 28, 2015, respectively, and $9.6 million and $19.1 million of rent expense for the three and six months ended June 29, 2014, respectively, recorded in other operating expense.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5: ACQUISITIONS
The San Diego Union-Tribune
On May 21, 2015, the Company completed the acquisition of MLIM, LLC (“MLIM”), the indirect owner of The San Diego Union-Tribune (f/k/a the U-T San Diego) and nine community weeklies and related digital properties in San Diego County, California, pursuant to the Membership Interest Purchase Agreement (the “Agreement”), dated May 7, 2015, among the Company, MLIM Holdings, LLC, the Papa Doug Trust under agreement dated January 11, 2010, Douglas F. Manchester and Douglas W. Manchester, and MLIM, as amended effective May 21, 2015. As of the closing of the transaction, the Company acquired 100% of the equity interests in MLIM.
The stated purchase price was $85 million, consisting of $73 million in cash, subject to a working capital adjustment, and $12 million in Tribune Publishing common stock. The Company financed the $73 million cash portion of the purchase price, less a $2 million preliminary working capital adjustment at close, with a combination of cash-on-hand and funds available under the Company's existing Senior ABL Facility, as defined in Note 10, as well as the net proceeds of the term loan increase as further described in Note 10. The Company has also recorded an estimated $3 million in additional working capital adjustments due from the seller, that had not been finalized as of the filing date.
Prior to the closing of the acquisition, certain assets and liabilities of MLIM related to the business and the operation of The San Diego Union-Tribune, including real property used by the business, were distributed to the seller or its affiliates. Upon the close of the acquisition, MLIM became a wholly-owned subsidiary of the Company, and retained certain liabilities, including certain legal matters and its existing pension obligations, and entered into a lease to use certain real property from the seller.
The seller has provided the Company a full indemnity with respect to certain legal matters which were at various states of adjudication at the date of the acquisition. In one such matter, a consolidated class action against a predecessor entity to MLIM which asserts various claims on behalf of home delivery newspaper carriers alleged to have been misclassified as independent contractors, the plaintiffs have been granted a judgment comprised of unreimbursed business expenses, interest and attorney's fees totaling approximately $10 million. The defendant has appealed the judgment. Inasmuch as such judgment represents a liability of the acquired entity which is subject to indemnification, the initial purchase price allocation reflects the assignment of $10 million to both the litigation judgment liability and the seller indemnification asset and is reflected in the Consolidated and Combined Balance Sheet as other long-term assets and other obligations.
On the closing of the acquisition, the Company entered into a Registration Rights Agreement with the seller, whereby the seller would be entitled to certain registration rights with respect to the shares of common stock of the Company acquired in connection with the Agreement.
As part of the acquisition, the Company became the sponsor of a single-employer defined benefit plan, The San Diego Union-Tribune, LLC Retirement Plan (the “San Diego Plan”). The San Diego Plan provides benefits to certain current and former employees of The San Diego Union-Tribune. Future benefits under the plan have been frozen since January 31, 2009. As of June 28, 2015, the estimated underfunded status of the San Diego Plan was $109.0 million which is based upon the January 4, 2015 actuarial determination completed by the seller, adjusted for current year pre-acquisition activity.
The allocation of the purchase price presented below is based upon management’s preliminary estimates. As of the filing date of this report, the determination of the fair value of the assets acquired and liabilities assumed and the funded status of the pension plan assumed have not been completed. The definite-lived intangible assets are expected to be amortized over a total weighted average period of nine years that includes a three to six year life for subscriber relationships, a three to eleven year life for advertiser relationships and a one year life for other customer relationships. The acquired property and equipment will be depreciated on a straight-line basis over its estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future cost and revenue synergies. The entire amount of purchase price allocated to intangible assets and $23.9 million of goodwill will be deductible for tax purposes pursuant to Internal Revenue Code Section 197 over a 15 year period.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is as follows (in thousands):

Consideration for acquisition, less cash acquired and working capital adjustments	$78,708
Less: Shares issued for acquisition	(11,039)
Cash consideration for acquisition	$67,669

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Accounts receivable and other current assets	$11,782
Property, plant and equipment	241
Intangible assets subject to amortization:
Subscriber relationships (useful life of 3 to 6 years)	9,873
Advertiser relationships (useful life of 3 to 11 years)	14,605
Other customer relationships (useful life of 1 year)	529
Mastheads and intangible assets not subject to amortization	43,945
Deferred taxes	43,617
Other long-term assets	10,000
Accounts payable and other current liabilities	(19,818)
Pension and postemployment benefits liability	(109,042)
Other long-term liabilities	(12,393)
Total identifiable net assets (liabilities)	(6,661)
Goodwill	85,369
Total net assets acquired	$78,708
The Company included the results of operations of MLIM in the Consolidated and Combined Financial Statements beginning on the closing date of the acquisition. For the three and six months ended June 28, 2015, the revenues from MLIM were $14.7 million and the total operating expenses were approximately $14.8 million. The pro forma effect of the acquisition is not material to the Company’s Consolidated and Combined Financial Statements.
NOTE 6: INVENTORIES
Inventories consisted of the following (in thousands):

	As of
	June 28, 2015	December 28, 2014
Newsprint	$15,513	$16,174
Supplies and other	439	477
Total inventories	$15,952	$16,651
Inventories are stated at the lower of cost or market determined using the first-in, first-out (“FIFO”) basis for all inventories.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7: GOODWILL, OTHER INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES
Goodwill, other intangible assets and intangible liabilities at June 28, 2015 and December 28, 2014 consisted of the following (in thousands):

	June 28, 2015			December 28, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Subscribers (useful life of 2 to 10 years)	$18,367	$(2,729)	$15,638	$8,494	$(2,121)	$6,373
Advertiser relationships (useful life of 2 to 13 years)	42,971	(5,923)	37,048	28,366	(4,596)	23,770
Affiliate agreements (useful life of 4 years)	12,458	(7,500)	4,958	11,929	(5,965)	5,964
Tradenames (useful life of 20 years)	15,100	(686)	14,414	15,100	(317)	14,783
Other (useful life of 1 to 20 years)	5,541	(1,218)	4,323	5,540	(958)	4,582
Total intangible assets subject to amortization	$94,437	$(18,056)	$76,381	$69,429	$(13,957)	$55,472

Goodwill and other intangible assets not subject to amortization
Goodwill			127,038			41,669
Newspaper mastheads and other intangible assets not subject to amortization			75,745			31,800
Total goodwill and other intangible assets			$279,164			$128,941

Intangible liabilities subject to amortization
Unfavorable lease contracts	$(1,736)	$404	$(1,332)	$(570)	$359	$(211)
Total intangible liabilities subject to amortization	$(1,736)	$404	$(1,332)	$(570)	$359	$(211)
The changes in the carrying amounts of intangible assets subject to amortization during the six months ended June 28, 2015 were as follows (in thousands):

Intangible assets subject to amortization
Balance at December 28, 2014	$55,472
Acquisitions	25,008
Amortization	(4,099)
Balance at June 28, 2015	$76,381
The changes in the carrying amounts of goodwill and intangible assets not subject to amortization during the six months ended June 28, 2015 were as follows (in thousands):

	Goodwill	Other intangible assets not subject to amortization
Balance at December 28, 2014	$41,669	$31,800
Acquisitions	85,369	43,945
Balance at June 28, 2015	$127,038	$75,745

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8: INVESTMENTS
Investments consist of equity method investments in private companies totaling $3.9 million and $3.4 million at June 28, 2015 and December 28, 2014, respectively:

	% Owned
Company	June 28, 2015	December 28, 2014
CIPS Marketing Group, Inc.	50%	50%
Homefinder.com, LLC	33%	33%
Contend, LLC	20%	20%
Jean Knows Cars, LLC	20%	—
On January 8, 2015, the Company purchased a 20% interest in Jean Knows Cars, LLC for $0.5 million. Jean Knows Cars, LLC is a content creation company that develops and produces digital content relating to the car industry.
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
NOTE 10: DEBT
At June 28, 2015, Tribune Publishing had $411.3 million in variable-rate debt outstanding under the Term Loan Credit Agreement, as defined below. The weighted average interest rate for the variable-rate debt is 5.75%. At June 28, 2015, the fair value of the Term Loan Credit Agreement was estimated to be $412.3 million. The Company's Term Loan Credit Agreement's classification is determined based on Level 2 inputs, because the fair value for these instruments is determined using observable inputs in non-active markets. See below for details related to the Company's debt agreements.
Senior Term Facility
On May 21, 2015, the Company entered into a lender joinder agreement (“Joinder Agreement”) with Citicorp North America, Inc. (“Citi”) and JPMorgan Chase Bank, N.A. to partially finance the acquisition of The San Diego Union-Tribune. See Note 5. This Joinder Agreement expanded the borrowings under the Senior Term Facility, described below, by $70 million. This borrowing bears the same interest rate and has the same maturity date as the existing loans under the Senior Term Facility.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On August 4, 2014, the Company entered into a credit agreement (as amended, amended and restated or supplemented, the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”), and the lenders party thereto (the “Senior Term Facility”). The Senior Term Facility originally provided for secured loans (the “Term Loans”) in the aggregate principal amount of $350.0 million. The Term Loans bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. The Term Loans amortize in equal quarterly installments equal to 1.25% of principal amounts borrowed against the Senior Term Facility with the balance payable on the maturity date, August 4, 2021. The Senior Term Facility initially provided that it could be expanded by an amount up to (i) the greater of $100.0 million and an amount as will not cause the net senior secured leverage ratio after giving effect to such incurrence to exceed 2:1 plus (ii) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility, subject to certain conditions. As of June 28, 2015, $70 million of the expansion had been drawn for the acquisition described previously. Tribune Publishing Company is the borrower under the Senior Term Facility and each of the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions, (the “Subsidiary Guarantors”) guarantee the payment obligations under the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing Company and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. As of June 28, 2015, the outstanding balance under the Senior Term Facility is $411.3 million, the unamortized balance of the discount is $4.1 million and the Company was in compliance with the covenants of the Senior Term Facility.
Senior ABL Facility
On August 4, 2014, Tribune Publishing Company and the Subsidiary Guarantors entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility will mature on August 4, 2019. The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits Tribune Publishing Company to increase the commitments under the Senior ABL Facility by up to $75.0 million. The Senior ABL Facility bears interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. Tribune Publishing Company and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. Tribune Publishing Company and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. The Senior ABL Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing Company and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. Customary fees are payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. As of June 28, 2015, $21.5 million of the Senior ABL Facility availability supported outstanding undrawn letters of credit in the same amount.
Letter of Credit Agreement
On August 4, 2014, Tribune Publishing Company and JPMorgan Chase Bank, N.A., as letter of credit issuer (the “L/C Issuer”) entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of standby letters of credit of up to a maximum aggregate principal face of $30.0 million. The Letter of Credit Agreement permits Tribune Publishing Company, at the sole discretion of L/C Issuer, to request an increase of the amount available to be issued under the Letter of Credit Agreement up to an aggregate maximum face amount of $50.0 million. The Letter of Credit Agreement is scheduled to terminate on August 4, 2019. As of June 28, 2015, a $27.5 million undrawn letter of credit was outstanding against the Letter of Credit Agreement. This letter of credit was collateralized with $27.5 million of cash held in a specified cash collateral account. The specified cash account is required to remain as long as the undrawn letter of credit remains outstanding and is recorded in restricted cash in the Consolidated and Combined Balance Sheets.
NOTE 11: INCOME TAXES
For the three and six months ended June 28, 2015, Tribune Publishing recorded income tax expense of $1.7 million and $3.5 million, respectively. The effective tax rate on pretax income was 33.2% and 37.5% in the three and six months

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ended June 28, 2015, respectively. During the three months ended June 28, 2015, the Company increased the estimated deferred tax rate on net deferred tax assets from 39.5% to 40.0% which resulted in a decrease in the current period income tax expense of $0.5 million. For the three and six months ended June 28, 2015, the rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible expenses and the domestic production activities deduction, as well as a change in the deferred tax rate that was applied to current and non-current deferred tax assets and liabilities. For the three and six months ended June 29, 2014, Tribune Publishing recorded income tax expense of $10.9 million and $19.6 million. The effective tax rate on pretax income was 41.9% and 42.1% in the three and six months ended June 29, 2014. This rate differs from the U.S. federal statutory rate of 35% due primarily to state income taxes, net of federal benefit, nondeductible expenses, certain transaction costs not fully deductible for tax purposes and the domestic production activities deduction.
NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFITS
Multiemployer Pension Plans—Tribune Publishing contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. See Note 4 for the description of costs and credits related to TCO-sponsored pension plans.
Defined Benefit Plans—As part of the acquisition of The San Diego Union-Tribune, the Company became the sponsor of the San Diego Plan, a single-employer defined benefit plan. The San Diego Plan provides benefits to certain current and former employees of The San Diego Union-Tribune. Future benefits under the San Diego Plan have been frozen since January 31, 2009. The funded status of the San Diego Plan is being actuarially determined as of May 21, 2015, the closing date for The San Diego Union-Tribune acquisition, and that determination had not been completed as of the filing date of this report. As of June 28, 2015, the estimated underfunded status of the San Diego Plan was $109.0 million. This estimate of the underfunded status of the plan is based upon the January 4, 2015 actuarially determined underfunded status of the San Diego Plan adjusted for the 2015 pre-acquisition activity recorded for the plan. As of January 4, 2015, the benefit obligation was $267.9 million and the fair value of the San Diego Plan's assets was $156.7 million. The Company expects to contribute approximately $3.0 million to the San Diego Plan in the last half of 2015. The net periodic benefit cost recorded subsequent to the acquisition was immaterial.
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

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Service cost	$65	$71	$132	$176
Interest cost	164	366	391	816
Amortization of prior service credits	(701)	—	(1,402)	—
Amortization of gain	(609)	(14)	(636)	(14)
Net periodic benefit cost (credit)	(1,081)	423	(1,515)	978
Curtailment gain	—	—	(7,799)	—
Net periodic benefit cost (credit) after curtailment gain	$(1,081)	$423	$(9,314)	$978
In the first quarter of 2015, Tribune Publishing notified plan members that the Company was no longer going to offer the life insurance benefit effective December 27, 2015. These life insurance modifications impact a grandfathered group of employees that were eligible for post-retirement life insurance benefits based on their employment date and certain employment qualifications. The impact of this plan modification was to reduce the postretirement medical, life and other benefits liability by $7.8 million and to recognize a gain of the same amount to compensation expense.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Expected Future Benefit Payments—Tribune Publishing expects to contribute $3.2 million to its other postretirement plans during 2015.
NOTE 13: STOCK-BASED COMPENSATION
The Tribune Publishing Company 2014 Omnibus Incentive Plan (the “Tribune Publishing Equity Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock units (“RSU”), performance share units, restricted and unrestricted stock awards, dividend equivalents and cash awards. In the six months ended June 28, 2015, 464,892 options and 514,164 RSUs were granted under the Tribune Publishing Equity Plan. Stock-based compensation expense under the Tribune Publishing Equity Plan totaled $1.5 million and $3.0 million during the three and six months ended June 28, 2015, respectively.
Prior to the Distribution Date, stock-based compensation expense for participants in the TCO 2013 Equity Incentive Plan who were solely dedicated to Tribune Publishing has been included in compensation expense. Stock-based compensation expense related to these Tribune Publishing employees totaled $0.6 million and $1.3 million for the three and six months ended June 29, 2014, respectively. Stock-based compensation expense for participants in the TCO 2013 Equity Incentive Plan who provided services to but were not solely dedicated to Tribune Publishing have been allocated to Tribune Publishing through the corporate management fee and service center support costs, as described in Note 4. In the three and six months ended June 29, 2014, the Company was allocated $1.5 million and $4.1 million, respectively, of stock-based compensation expense through the corporate management fee and service center support costs.
As of June 28, 2015, the Company has $3.8 million of total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 3.12 years. Additionally, as of June 28, 2015, the Company has $16.1 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.88 years.
NOTE 14: EARNINGS PER SHARE
Basic earnings per common share is calculated by dividing net income attributable to Tribune Publishing common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of common shares under equity-based compensation plans, except where the inclusion of such common shares would have an anti-dilutive impact.
For the three and six months ended June 28, 2015 and June 29, 2014, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Income - Numerator:
Net income available to Tribune Publishing stockholders plus assumed conversions	$3,398	$15,203	$5,913	$26,975

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	25,910	25,424	25,702	25,424
Dilutive effect of employee stock options and RSUs	124	—	210	—
Adjusted weighted average shares outstanding (diluted)	26,034	25,424	25,912	25,424

Net income per common share:
Basic	$0.13	$0.60	$0.23	$1.06
Diluted	$0.13	$0.60	$0.23	$1.06

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 855,054 and 791,280 for the three and six months ended June 28, 2015, respectively. The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 411,449 and 7,981 for the three and six months ended June 28, 2015, respectively.
On August 4, 2014, approximately 25.4 million shares of the Company's common stock were distributed to TCO and TCO stockholders and warrant holders who held shares or warrants as of the record date of July 28, 2014. This share amount is being utilized for the calculation of both basic and diluted earnings per common share for all periods prior to the Distribution Date.
Dividends
On June 22, 2015, the Board of Directors of the Company declared a dividend of $0.175 per share on common stock outstanding, to be paid on August 14, 2015, to stockholders of record on July 15, 2015.
On May 15, 2015, the Company paid a dividend of $0.175 per share on common stock outstanding, to stockholders of record on April 15, 2015.
NOTE 15: ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

	June 28, 2015	December 28, 2014
Accumulated other comprehensive income (loss), net of tax:
Pension and other postretirement costs	$9,269	$10,502
Foreign currency translation adjustments	(60)	(20)
Accumulated other comprehensive income (loss)	$9,209	$10,482
The following table presents the amounts and line items in the Consolidated and Combined Statements of Income where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the three and six months ended June 28, 2015 and June 29, 2014 (in thousands):

	Three Months Ended		Six Months Ended
Accumulated Other Comprehensive Income (Loss) Components	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	Affected Line Items in the Consolidated and Combined Statements of Income
Pension and postretirement benefit adjustments:
Amortization of recognized actuarial gains	$(1,311)	$(2,192)	$(2,039)	$(2,192)	Compensation
Total before taxes	(1,311)	(2,192)	(2,039)	(2,192)
Tax effect	517	866	805	866	Income tax expense
Total reclassifications for the period	$(794)	$(1,326)	$(1,234)	$(1,326)

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Six Months Ended
	June 28, 2015	June 29, 2014
Cash paid during the period for:
Interest	$10,454	$55
Income taxes, net	13,529	11,060
Non-cash items in investing and financing activities:
Shares issued for acquisitions	11,039	—
Non-cash additions to construction in progress	7,042	80

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except share and per share amounts)
The following discussion and analysis should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Company’s Consolidated and Combined Financial Statements and related Notes filed as part of this Quarterly Report, and “Cautionary Statement Concerning Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Quarterly Report, including in Part II Item 1A, as well as the factors described in our annual report on Form 10-K as filed with the SEC on March 25, 2015, particularly under Item 1A. “Risk Factors.”
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
OVERVIEW
Tribune Publishing Company, (collectively with its subsidiaries, the “Company” or “Tribune Publishing”) was formed as a Delaware corporation on November 21, 2013. Tribune Publishing is a multiplatform media and marketing solutions company that delivers innovative experiences for audiences and advertisers. The Company's diverse portfolio of iconic news and information brands includes award-winning daily and weekly titles, digital properties and verticals in major markets across the country. Tribune Publishing’s media groups include the Chicago Tribune Media Group, the California News Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group and the Daily Press Media Group. See below for more information regarding the acquisition of The San Diego Union-Tribune.
On August 4, 2014 (the “Distribution Date”), Tribune Media Company, formerly Tribune Company (“TCO”) completed the spin-off of its principal publishing operations into an independent company, Tribune Publishing, by distributing 98.5% of the outstanding shares of Tribune Publishing common stock to holders of TCO common stock and warrants (the “Distribution”). In the Distribution, each holder of TCO Class A common stock, Class B common stock and warrants received 0.25 of a share of Tribune Publishing common stock for each share of TCO common stock or TCO warrant held as of the record date of July 28, 2014. Based on the number of shares of TCO common stock and TCO warrants outstanding as of 5:00 P.M. Eastern time on July 28, 2014 and the distribution ratio, 25,042,263 shares of Tribune Publishing common stock were distributed to the TCO stockholders and holders of TCO warrants and TCO retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of outstanding common stock of Tribune Publishing. Subsequent to the Distribution, Tribune Publishing became a separate publicly-traded company with its own board of directors and senior management team. Shares of Tribune Publishing common stock are listed on the New York Stock Exchange under the symbol “TPUB.” In connection with the spin-off, Tribune Publishing paid a $275.0 million cash dividend to TCO from a portion of the proceeds of a senior secured credit facility entered into by Tribune Publishing.
On May 21, 2015, the Company completed the acquisition of MLIM, LLC (“MLIM”), the indirect owner of The San Diego Union-Tribune (f/k/a the U-T San Diego) and nine community weeklies and related digital properties in San Diego County. The total purchase price of $85 million, consisting of $73 million in cash, subject to a working capital adjustment, and $12 million in Tribune Publishing common stock. The Company financed the $73 million cash portion of the purchase price, less a $2 million preliminary working capital adjustment at close, with a combination of cash-on-hand, funds available under the Company's Senior ABL Facility, as well as the net proceeds under an expansion under the Senior Term Loan further described in Liquidity and Capital Resources below. On the closing of the transaction, the Company entered into a registration rights agreement with the seller, whereby the seller is entitled to certain registration rights with respect to the shares of common stock of the Company acquired in connection with the transaction. The Company has also recorded an estimated $3 million in additional working capital adjustments due from the seller, that had not been finalized as of the filing date.
Prior to the closing, certain assets and liabilities of MLIM related to the business and the operation of The San Diego Union-Tribune, including real property used by the business, were distributed to the seller or its affiliates. Upon the close of the transaction, MLIM became a wholly-owned subsidiary of the Company, and retained certain liabilities, including existing pension obligations, and entered into a lease to use certain real property from the Seller.

As part of the acquisition the Company became the sponsor of the single-employer defined benefit plan, The San Diego Union-Tribune LLC Retirement Plan (the “San Diego Plan”). The San Diego Plan provides benefits to certain current and former employees of The San Diego Union-Tribune. Future benefits under the plan have been frozen since January 31, 2009. As of June 28, 2015, the estimated underfunded status of the San Diego Plan was $109.0 million which, is based upon the December 31, 2014 actuarial determination completed by the seller, adjusted for current year pre-acquisition activity.
Products and Services
Our product mix consists of three publication types: (i) daily newspapers, (ii) weekly newspapers and (iii) niche publications. Most of these publications also have a digital presence. The key characteristics of each of these types of publications are summarized in the table below.

	Daily Newspapers	Weekly Newspapers	Niche Publications
Cost:	Paid	Paid and free	Paid and free
Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly, monthly or on an annual basis
Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales	Paid: Revenue from advertising, rack/box sales
		Free: Advertising revenue only	Free: Advertising revenue only
Digital presence:	Maintain locally oriented websites, mobile sites and mobile apps, for select locations	Major publications maintain locally oriented websites and mobile sites for select locations	Selectively available online
As of June 28, 2015, Tribune Publishing’s prominent publications include:

Media Group	City	Masthead	Circulation Type	Paid or Free
Chicago Tribune Media Group
	Chicago, IL	Chicago Tribune www.chicagotribune.com	Daily	Paid
	Chicago, IL	Chicago Magazine www.chicagomag.com	Monthly	Paid
	Chicago, IL	Hoy www.vivelohoy.com	Daily	Free
	Chicago, IL	Redeye www.redeyechicago.com	Daily	Free

California Media Group
	Los Angeles, CA	Los Angeles Times www.latimes.com	Daily	Paid
	Los Angeles, CA	Hoy Los Angeles www.hoylosangeles.com	Weekly	Free
	San Diego, CA	The San Diego Union-Tribune www.sandiegouniontribune.com	Daily	Paid
Sun Sentinel Media Group
	Broward County, FL, Palm Beach County, FL	Sun Sentinel www.SunSentinel.com	Daily	Paid
	Broward County, FL, Palm Beach County, FL	el Sentinel www.ElSentinel.com	Weekly	Free
Orlando Sentinel Media Group
	Orlando, FL	Orlando Sentinel www.OrlandoSentinel.com	Daily	Paid
	Orlando, FL	el Sentinel www.ElSentinel.com	Weekly	Free

Media Group	City	Masthead	Circulation Type	Paid or Free
The Baltimore Sun Media Group
	Baltimore, MD	The Baltimore Sun www.baltimoresun.com	Daily	Paid
	Annapolis, MD	The Capital www.capitalgazette.com	Daily	Paid
	Westminster, MD	Carroll County Times www.carrollcountytimes.com	Daily	Paid
Hartford Courant Media Group
	Hartford County, CT, Middlesex County, CT, Tolland County, CT	The Hartford Courant www.courant.com	Daily	Paid
Daily Press Media Group
	Newport News, VA (Peninsula)	Daily Press www.dailypress.com	Daily	Paid
The Morning Call Media Group
	Lehigh Valley, PA	The Morning Call www.themorningcall.com	Daily	Paid
ForSaleByOwner.com is a national consumer-to-consumer focused real estate website. The site has been the largest “by owner” website in the country since 1999. The majority of the revenue generated by ForSaleByOwner.com is e-commerce, but approximately one third is generated through an in-house call center and strategic partnerships with service providers in the real estate industry. The business generates the majority of its revenue by selling listing packages directly to home sellers who receive online advertising, home pricing tools, marketing advice, yard signs and technical support. ForSaleByOwner.com also sells packages that allow home sellers to syndicate to other national websites such as Zillow and Realtor.com as well as their local multiple listing service (“MLS”).
Tribune Content Agency (“TCA”) is a syndication and licensing business providing quality content solutions for publishers around the globe.  Working with a vast collection of the world’s best news and information sources, it delivers a daily news service and syndicated premium content to 2,000 media and digital information publishers in nearly 100 countries. Tribune News Service delivers the best material from 70 leading companies, including Los Angeles Times, Chicago Tribune, Bloomberg News, Miami Herald, The Dallas Morning News, Seattle Times and The Philadelphia Inquirer. The Tribune Premium Content Service syndicates columnists such as Arianna Huffington, Cal Thomas, Clarence Page, Ask Amy, Mario Batali and Rick Steves. TCA manages the licensing of premium content from publications such as Rolling Stone, The Atlantic, Fast Company, Mayo Clinic, Variety and many more. TCA Originals is a new service that identifies remarkable journalism for production in Hollywood. Tribune Content Agency traces its roots to 1918.
The Company contracts with a number of national and local newspapers to both print and distribute their respective publications in local markets where it is a newspaper publisher. In some instances where it prints publications, it also manages and procures newsprint, ink and plates on their behalf. These arrangements allow the Company to leverage its investment in infrastructure in those markets that support its own publications. As a result, these arrangements tend to contribute significant incremental profitability relative to the underlying revenues. The Company currently distributes national newspapers (including USA Today, The New York Times, and The Wall Street Journal) in its local markets under multiple agreements. Additionally, in Los Angeles, Chicago, South Florida and Hartford, the Company provides some or all of these services to other local publications.
Revenue Sources
In the six months ended June 28, 2015, 55.2% of Tribune Publishing's operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and on interactive websites and from the delivery of preprinted advertising supplements. Approximately 27.8% of operating revenues for the six months ended June 28, 2015 were generated from the sale of newspapers, digital subscriptions and other publications to individual subscribers or to sales outlets, which re-sell the newspapers. The remaining 17.0% of operating revenues for the six months ended June 28, 2015 were generated from the provision of commercial printing and delivery services to other newspapers, direct mail advertising and services, digital marketing services, the distribution of syndicated content and other related activities.
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
The advertising industry continues to experience a secular shift toward digital advertising, which can be less expensive and can offer more directly measurable returns than traditional print media. The digital advertising marketplace has become increasingly complex and fragmented, particularly as digital advertising networks and exchanges, real-time bidding and other programmatic-buying channels that allow advertisers to buy audience at scale play a more significant role. Competition from a wide variety of digital media and services, many of which charge lower rates than us, and a significant increase in inventory in the digital marketplace have affected, and will likely continue to affect, our ability to maintain or increase our advertising revenues.
Circulation revenue is primarily from traditional print products, where the industry has experienced declining print circulation volume in recent years due to, among other factors, increased competition from digital platforms and sources other than traditional newspapers (which are often free to users), higher subscription and single-copy rates and a growing preference among some consumers for receiving their news from a variety of sources.
Expenses and Operating Measures
Significant operating expense categories include compensation, newsprint and ink, circulation distribution, depreciation and amortization, allocations of corporate costs and other operating expenses. Compensation expense is affected by many factors, including the number of full-time equivalent employees, changes in the design and costs of various employee benefit plans, the level of pay increases and actions that impact staffing levels. Circulation distribution expenses primarily included delivery and inserting fees paid to third party contractors and postage costs for Tribune Publishing’s total market coverage products. Circulation distribution expenses can vary from year to year due to changes in volume levels, the fees negotiated with third party contractors and postage rates. Newsprint and ink are commodities and pricing can vary significantly from year to year. Allocated corporate costs included charges from TCO prior to the Distribution for certain corporate, service center and technology support services, as well as insurance, occupancy and other costs. Other expenses are principally for sales and marketing activities, occupancy costs, amounts paid to third parties for temporary labor, outside printing and production costs and other general and administrative expenses.
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
Chapter 11 Reorganization
On December 8, 2008 (the “Petition Date”), TCO and 110 of its direct and indirect wholly-owned subsidiaries (each a “Debtor” and, collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 (“Chapter 11”) of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). A joint plan of reorganization for the Debtors (the “Plan”) became effective and the debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). Certain of the legal entities included in the Consolidated and Combined Financial Statements of Tribune Publishing were Debtors or, as a result of the restructuring transactions undertaken pursuant to the Plan are successor legal entities to legal entities that were Debtors (collectively, the “Tribune Publishing Debtors”). On March 16, 2015, the Chapter 11 estates of 88 of the Debtors were closed by a final decree issued by the Bankruptcy Court. On July 24, 2015, the Chapter 11 estates of an additional 8 of the Debtors were closed by final decree. The remainder of the Debtors’ Chapter 11 cases, including several of the Tribune Publishing Debtors’ cases, continue to be jointly administered under the caption “In re:Tribune Media Company, et al.,” Case No. 08-13141.
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
Reorganization Items, Net—Reorganization items, net, generally includes provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts and, pursuant to ASC Topic 852, “Reorganizations,” is reported separately in Tribune Publishing’s Consolidated and Combined Statements of Income. Reorganization items, net, may also include professional advisory fees and other costs directly associated with the Debtors’ Chapter 11 cases.
Specifically identifiable reorganization provisions, adjustments and other costs directly related to Tribune Publishing have been included in the Company’s Consolidated and Combined Statements of Comprehensive Income for the three and six months ended June 28, 2015 and June 29, 2014 and consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Reorganization costs, net:
Contract rejections and claim settlements	$(15)	$—	$(15)	$(7)
Other, net	(237)	—	(838)	(2)
Total reorganization costs, net	$(252)	$—	$(853)	$(9)
Tribune Publishing expects to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2015 and potentially in future periods. These expenses are expected to consist primarily of other costs related to the implementation of the Plan and the resolution of unresolved claims.
Employee Reductions
Tribune Publishing identified reductions in its staffing levels of 296 and 274 in the three and six months ended June 28, 2015, respectively. Of these reductions, 186 are for the Company's newly acquired operations in San Diego as the Company has consolidated many of those positions into its current operating structure. Tribune Publishing recorded pretax charges related to these reductions of $4.1 million and $3.4 million for the three and six months ended June 28, 2015, respectively. The accrued liability for severance and related expenses was $3.9 million at June 28, 2015 and $5.0 million at December 28, 2014.

Results of Operations
Operating results for the three and six months ended June 28, 2015 and June 29, 2014 are shown in the table below. References in this discussion to individual markets include daily newspapers in those markets and their related businesses (in thousands).

	Three Months Ended			Six Months Ended
	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Operating revenues	$410,429	$429,923	(4.5%)	$806,661	$846,445	(4.7%)
Operating expenses	398,812	404,912	(1.5%)	784,148	800,663	(2.1%)
Income from operations	$11,617	$25,011	(53.6%)	$22,513	$45,782	(50.8%)
Overview
Three Months Ended June 28, 2015 compared to the Three Months Ended June 29, 2014
Operating revenues decreased 4.5%, or $19.5 million, in the three months ended June 28, 2015 due to a $16.6 million decline in advertising revenues and a $8.9 million decrease in other revenues, partially offset by an increase of $6.0 million in circulation revenues. Operating revenues include revenues from acquisitions.
Income from operations decreased 53.6%, or $13.4 million, in the three months ended June 28, 2015 due mainly to lower advertising revenues.
Six Months Ended June 28, 2015 compared to the Six Months Ended June 29, 2014
Operating revenues decreased 4.7%, or $39.8 million, in the six months ended June 28, 2015 due to a $29.8 million decline in advertising revenues and a $18.0 million decrease in other revenues, partially offset by an increase of $8.0 million in circulation revenues. Operating revenues include revenues from acquisitions
Income from operations decreased 50.8%, or $23.3 million, in the six months ended June 28, 2015 due mainly to lower advertising revenues.

Operating Revenues—Total operating revenues, by classification, for the three and six months ended June 28, 2015 and June 29, 2014 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Advertising
Retail	$117,572	$125,895	(6.6%)	$226,867	$239,236	(5.2%)
National	40,166	44,873	(10.5%)	85,074	95,876	(11.3%)
Classified	67,803	71,363	(5.0%)	133,429	140,054	(4.7%)
Total advertising	225,541	242,131	(6.9%)	445,370	475,166	(6.3%)
Circulation	115,026	109,010	5.5%	224,309	216,317	3.7%
Other revenue
Commercial print and delivery	32,933	44,566	(26.1%)	66,209	89,841	(26.3%)
Direct mail and marketing	16,196	17,730	(8.7%)	32,524	35,528	(8.5%)
Digital marketing services	7,317	6,373	14.8%	13,718	10,950	25.3%
Content syndication and other	13,416	10,113	32.7%	24,531	18,643	31.6%
Total other revenue	69,862	78,782	(11.3%)	136,982	154,962	(11.6%)
Total operating revenues	$410,429	$429,923	(4.5%)	$806,661	$846,445	(4.7%)

ROP	$111,266	$115,212	(3.4%)	$219,950	$228,489	(3.7%)
Preprints	71,550	79,622	(10.1%)	141,765	152,837	(7.2%)
Digital	42,725	47,297	(9.7%)	83,655	93,840	(10.9%)
Total advertising	$225,541	$242,131	(6.9%)	$445,370	$475,166	(6.3%)
Three Months Ended June 28, 2015 compared to the Three Months Ended June 29, 2014
Advertising Revenues—Total advertising revenues decreased 6.9%, or $16.6 million, in the three months ended June 28, 2015. Retail advertising fell 6.6%, or $8.3 million, due to declines in electronics, general merchandise, department stores and amusements categories. National advertising revenues fell 10.5%, or $4.7 million, due to declines in most categories, primarily packaged goods, wireless/telecom, movies, and transportation. Classified advertising revenues decreased 5.0%, or $3.6 million, primarily due to a decrease in the recruitment and automotive categories, partially offset by increases in legal and real estate categories. Preprint revenues, which are primarily included in retail advertising, decreased 10.1%, or $8.1 million. The declines in retail, national and classified advertising also reflect a decrease in digital advertising revenues, which are included in those categories, and decreased 9.7%, or $4.6 million in the three months ended June 28, 2015.
Circulation Revenues—Circulation revenues increased 5.5%, or $6.0 million, in the three months ended June 28, 2015 due primarily to acquisitions. These increases were partially offset by overall decreases in existing net paid circulation. Total daily net paid circulation, including digital editions, averaged 1.9 million copies for the three months ended June 28, 2015, down 1.9% from the prior year period. Total Sunday net paid circulation, including digital editions, for the three months ended June 28, 2015 averaged 3.7 million copies, up 26.9% from the comparable prior year period, primarily due to acquisitions.
Other Revenues—Other revenues decreased 11.3%, or $8.9 million, in the three months ended June 28, 2015, due primarily to declines in commercial print and delivery revenues of $11.6 million for third-party publications, including certain publications of the Sun-Times Media Group, the Wall Street Journal and the New York Times and declines in direct mail and marketing of $1.5 million. These declines were partially offset by a $3.0 million increase in revenue from MCT News Service, a partnership which was carried as an equity investment in the first quarter of 2014 and in which the Company purchased the remaining 50% interest during the second quarter 2014.
Six Months Ended June 28, 2015 compared to the Six Months Ended June 29, 2014
Advertising Revenues—Total advertising revenues decreased 6.3%, or $29.8 million, in the six months ended June 28, 2015. Retail advertising fell 5.2%, or $12.4 million, due to declines in electronics, general merchandise department stores, amusements and specialty merchandise categories. Preprint revenues, which are primarily included in retail advertising, decreased 7.2%, or $11.1 million. National advertising revenues fell 11.3%, or $10.8 million, due to declines in most categories, primarily wireless/telecom, movies, packaged goods and resorts. Classified advertising revenues decreased 4.7%, or $6.6 million, primarily due to decreases in recruitment and automotive, partially offset by an increase in the legal category. These declines also reflect a decrease in digital advertising revenues, which are included in the above categories, and decreased 10.9%, or $10.2 million in the six months ended June 28, 2015.
Circulation Revenues—Circulation revenues were up 3.7%, or $8.0 million, in the six months ended June 28, 2015 due primarily to acquisitions. These increases were partially offset by overall decreases in existing net paid circulation. Total daily net paid circulation, including digital editions, averaged 1.9 million copies for the six months ended June 28, 2015, down 2.0% from the prior year period. Total Sunday net paid circulation, including digital editions, for the six months ended June 28, 2015 averaged 3.7 million copies, up 27.7% from the comparable prior year period, primarily due to acquisitions.
Other Revenues—Other revenues decreased 11.6%, or $18.0 million, in the six months ended June 28, 2015, due primarily to declines in commercial print and delivery revenues of $23.6 million for third-party publications, including certain publications of the Sun-Times Media Group, the Wall Street Journal and the New York Times and declines in direct mail and marketing of $3.0 million. These declines were partially offset by a $7.7 million increase in revenue from MCT News Service.
Operating Costs and Expenses—Total operating expenses, by classification, for the three and six months ended June 28, 2015 and June 29, 2014 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Compensation	$156,384	$140,939	11.0%	$305,615	$284,651	7.4%
Circulation distribution	68,443	73,392	(6.7%)	135,348	146,932	(7.9%)
Newsprint and ink	31,444	35,499	(11.4%)	62,739	70,997	(11.6%)
Outside services	39,916	29,229	36.6%	79,271	55,149	43.7%
Corporate allocations	—	39,456	*	—	74,615	*
Occupancy	16,036	15,609	2.7%	31,096	30,930	0.5%
Promotion and marketing	15,616	14,504	7.7%	28,251	24,566	15.0%
Outside printing and production	12,196	11,845	3.0%	24,380	22,421	8.7%
Affiliate fees	14,053	9,170	53.2%	28,480	18,475	54.2%
Other general and administrative	31,575	30,754	2.7%	63,110	63,066	0.1%
Depreciation	10,934	2,894	*	21,759	5,634	*
Amortization	2,215	1,621	36.6%	4,099	3,227	27.0%
Total operating expenses	$398,812	$404,912	(1.5%)	$784,148	$800,663	(2.1%)
* Represents positive or negative change in excess of 100%
Three Months Ended June 28, 2015 compared to the Three Months Ended June 29, 2014
Tribune Publishing operating expenses decreased 1.5%, or $6.1 million, in the three months ended June 28, 2015 compared to the same period for 2014. The decrease was due primarily to the elimination of corporate allocations and lower circulation distribution expense and newsprint and ink, partially offset by higher outside services, depreciation, compensation and affiliate fees.
Corporate Allocations—Corporate allocations comprise allocated charges from TCO for certain corporate support services and are included in other operating expense. Subsequent to the Distribution Date, no additional charges were allocated from TCO. The allocated charges include corporate management fees, technology support costs, general insurance costs and occupancy costs, among others. Subsequent to the Distribution Date, these expenses are reflected in Compensation, Outside Services, Occupancy and Other General and Administrative.

Compensation Expense—Compensation expense increased 11.0%, or $15.4 million, in the three months ended June 28, 2015 due primarily to acquisitions, the addition of the technology department in the third quarter of 2014 which was part of Corporate Allocations prior to the Distribution, increases in staffing and a decrease in the pension credit allocated from TCO in 2014 prior to the Distribution. These increases were partially offset by a decrease in accrued incentives compared to the prior year quarter.
Circulation Distribution Expense—Circulation distribution expense decreased 6.7%, or $4.9 million, primarily due to lower commercial delivery of third party publications partially offset by increases in total net paid print circulation due to acquisitions. Total daily net paid print circulation for the three months ended June 28, 2015 averaged 1.5 million copies, up 10.4% from the prior year period. Total Sunday net paid print circulation for the three months ended June 28, 2015 averaged 3.3 million copies, up 40.7% from the prior year period.
Newsprint and Ink Expense—Newsprint and ink expense declined 11.4%, or $4.1 million, in the three months ended June 28, 2015 due mainly to a 4.7% decrease in newsprint consumption, which was primarily a result of a 16.9% decline in commercial printing revenue and a 7.0% decrease in the average cost per ton of newsprint.
Outside Services Expense—Outside services expense increased 36.6%, or $10.7 million, in the three months ended June 28, 2015 due primarily to acquisitions, inclusion of technology costs subsequent to the Distribution that were previously included in corporate allocations, corporate post-spin initiatives and internal control remediation efforts.
Occupancy Expense—Occupancy expense increased 2.7%, or $0.4 million primarily due to acquisitions.
Promotion and Marketing Expenses—Promotion and marketing expense increased 7.7%, or $1.1 million, in the three months ended June 28, 2015 due primarily to acquisitions.
Outside Printing and Production Expense—Outside printing and production expense includes costs related to commercial print and delivery. This expense increased 3.0%, or $0.4 million, in the three months ended June 28, 2015 primarily due to increased activity from client direct mail campaigns.
Affiliate Fees Expense—Affiliate fees expense includes fees paid to Classified Ventures for online automotive ads and CareerBuilder for online employment ads. Affiliate fees expense increased 53.2%, or $4.9 million, in the three months ended June 28, 2015 due primarily to an increase in rates for Classified Ventures auto fees under a new contract implemented in the fourth quarter 2014.
Other General and Administrative Expenses—Other general and administrative expenses include repairs and maintenance and other miscellaneous expenses. These expenses increased 2.7%, or $0.8 million, in the three months ended June 28, 2015 due primarily to acquisitions and increased repairs and maintenance expenses partially offset by a decrease in bad debt expense.
Depreciation and Amortization Expense—Depreciation and amortization expense increased $8.6 million in the three months ended June 28, 2015, primarily as a result of depreciation generated from technology assets that were transferred to the Company as part of the Distribution and capital assets placed in service after the Distribution.
Six Months Ended June 28, 2015 compared to the Six Months Ended June 29, 2014
Tribune Publishing operating expenses decreased 2.1%, or $16.5 million, in the six months ended June 28, 2015 compared to the same period for 2014. The decrease was due primarily to the elimination of corporate allocations and lower circulation distribution expense and newsprint and ink, partially offset by higher outside services, depreciation, compensation and affiliate fees.
Corporate Allocations—Corporate allocations comprise allocated charges from TCO for certain corporate support services and are included in other operating expense. Subsequent to the Distribution, no additional charges were allocated from TCO. The allocated charges include corporate management fees, technology support costs, general insurance costs and occupancy costs, among others. Subsequent to the Distribution Date, these expenses are reflected in Compensation, Outside Services, Occupancy and Other General and Administrative.

Compensation Expense—Compensation expense increased 7.4%, or $21.0 million, in the six months ended June 28, 2015 due primarily to acquisitions, the addition of the technology department in the third quarter of 2014, which was part of Corporate Allocations prior to the Distribution, increases in staffing and a decrease in the pension credit allocated from TCO in 2014 prior to the Distribution. These increases were partially offset by the recognition of a $7.8 million non-cash gain related to termination of certain post-retirement benefits in the first quarter of 2015.
Circulation Distribution Expense—Circulation distribution expense decreased 7.9%, or $11.6 million, primarily due to lower commercial delivery of third party publications. Total daily net paid print circulation for the six months ended June 28, 2015 averaged 1.5 million copies, up 7.6% from the prior year period. Total Sunday net paid print circulation for the six months ended June 28, 2015 averaged 3.3 million copies, up 39.5% from the prior year period. Both daily and Sunday increases in net paid print circulation are due to acquisitions.
Newsprint and Ink Expense—Newsprint and ink expense declined 11.6%, or $8.3 million, in the six months ended June 28, 2015 due mainly to a 6.5% decrease in newsprint consumption, which was primarily as a result of a 17.4% decline in commercial printing revenue and a 5.1% decrease in the average cost per ton of newsprint.
Outside Services Expense—Outside services expense increased 43.7%, or $24.1 million, in the six months ended June 28, 2015 due primarily to acquisitions, inclusion of technology costs subsequent to the Distribution that were previously included in corporate allocations, corporate post-spin initiatives and internal control remediation efforts.
Occupancy Expense—Occupancy expense remained comparable year over year.
Promotion and Marketing Expenses—Promotion and marketing expense increased 15.0%, or $3.7 million, in the six months ended June 28, 2015 due primarily to increased digital-focused marketing and general advertising.
Outside Printing and Production Expense—Outside printing and production expense includes costs related to commercial print and delivery. This expense increased 8.7%, or $2.0 million, in the six months ended June 28, 2015 primarily due to increased activity from client direct mail campaigns.
Affiliate Fees Expense—Affiliate fees expense includes fees paid to Classified Ventures for online automotive ads and CareerBuilder for online employment ads. Affiliate fees expense increased 54.2%, or $10.0 million, in the six months ended June 28, 2015 due primarily to an increase in rates for Classified Ventures auto fees under a new contract implemented in the fourth quarter 2014.
Other General and Administrative Expenses—Other general and administrative expenses include repairs and maintenance and other miscellaneous expenses. These expenses were essentially flat for the six months ended June 28, 2015 compared to the prior year period.
Depreciation and Amortization Expense—Depreciation and amortization expense increased $17.0 million in the six months ended June 28, 2015 primarily as a result of depreciation generated from technology assets that were transferred to the Company as part of the Distribution.
Non-operating income and expenses—Total non-operating expenses for the three and six months ended June 28, 2015 and June 29, 2014 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change

Gain (loss) on equity investments, net	$50	$(294)	*	$(7)	$(629)	(98.9%)
Gain on investment transaction	—	1,484	*	—	1,484	*
Interest income (expense), net	(6,331)	(53)	*	(12,198)	(55)	*
Reorganization items, net	(252)	—	*	(853)	(9)	*
Income tax expense	1,686	10,945	(84.6%)	3,542	19,598	(81.9%)

Gain (Loss) on Equity Investments, net—Gain (loss) on equity investments, net increased by $0.3 million and $0.6 million for the three and six month periods ended June 28, 2015, respectively, over the prior year periods.
Interest Expense, Net—Interest expense, net increased $6.3 million and $12.1 million for the three and six month periods ended June 28, 2015, respectively, over the prior year periods. The increase in interest expense is due to the $420 million Senior Term Facility which was initially entered into in August 2014.
Income Tax Expense—Income tax expense decreased $9.3 million and $16.1 million for the three and six month periods ended June 28, 2015, respectively, over the prior year periods primarily due to a decrease in taxable income. Additionally, during the three months ended June 28, 2015, the Company increased the estimated deferred tax rate on net deferred tax assets from 39.5% to 40.0% which resulted in a decrease in the current period income tax expense of $0.5 million.
For the three and six months ended June 28, 2015, Tribune Publishing recorded income tax expense of $1.7 million and $3.5 million, respectively. The effective tax rate on pretax income was 33.2% and 37.5% in the three and six months ended June 28, 2015, respectively. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible expenses and the domestic production activities deduction. For the three and six months ended June 29, 2014, Tribune Publishing recorded income tax expense of $10.9 million and $19.6 million, respectively. The effective tax rate on pretax income was 41.9% and 42.1% in the three and six months ended June 29, 2014, respectively. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible expenses, certain transaction costs not fully deductible for tax purposes and the domestic production activities deduction.

Non-GAAP Measures
Adjusted EBITDA—Adjusted EBITDA is defined as net income before income taxes, interest income, interest expense, depreciation and amortization, income and losses from equity investments, corporate management fee from TCO, pension credits, stock-based compensation, certain unusual and non-recurring items (including spin-related costs) and reorganization items.

	Three Months Ended			Six Months Ended
	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Net Income	$3,398	$15,203	(77.6%)	$5,913	$26,975	(78.1%)

Income tax expense	1,686	10,945	(84.6%)	3,542	19,598	(81.9%)
(Gain) loss on equity investments, net	(50)	294	*	7	629	(98.9%)
Gain on investment fair value adjustment	—	(1,484)	*	—	(1,484)	*
Interest expense, net	6,331	53	*	12,198	55	*
Reorganization items, net	252	—	*	853	9	*

Income from operations	11,617	25,011	(53.6%)	22,513	45,782	(50.8%)

Depreciation and amortization	13,149	4,515	*	25,858	8,861	*
Allocated depreciation (1)	—	5,195	*	—	9,976	*
Allocated corporate management fee	—	8,960	*	—	18,020	*
Restructuring, acquisition and remediation costs (2)	12,654	7,619	66.1%	17,436	14,345	21.5%
Litigation settlement (3)	—	(867)	*	—	(867)	*
Stock-based compensation (4)	1,471	622	*	3,001	1,319	*
Pension credits (5)	—	(4,968)	*	—	(10,440)	*
Gain from termination of post-retirement benefits (6)	(650)	—		(8,449)	—
Adjusted EBITDA(6) (7)	$38,241	$46,087	(17.0%)	$60,359	$86,996	(30.6%)
* Represents positive or negative change in excess of 100%
(1) - Allocated depreciation represents depreciation for primarily technology assets that were used by Tribune Publishing prior to the spin-off. As a result of the spin-off, these technology assets were assigned to Tribune Publishing and the related depreciation is included in post-spin operating results.
(2) - Restructuring (including spin-related), acquisition and remediation costs include costs related to Tribune Publishing's internal restructuring, the distribution and separation from TCO, acquisitions and material weakness remediation costs.
(3) - Adjustment to litigation settlement reserve.
(4) - Stock-based compensation is due to Tribune Publishing's or TCO's equity compensation plans and is included for comparative purposes.
(5) - Pension credits are due to allocations from TCO for Tribune Publishing employees defined benefit plan. As part of the spin-off, TCO retained this plan.

(6) -
In the first quarter of 2015, the Company did not deduct a gain of $7.8 million related to the termination of certain post-retirement benefits in the determination of Adjusted EBITDA. Management reassessed this gain and determined it is expected to be a non-recurring item and should be deducted in the determination of Adjusted EBITDA. Accordingly, the 2015 year-to-date period for Adjusted EBITDA, as presented, includes such adjustment for the non-recurring gain from termination of certain post-retirement benefits.

(7) -
The 2014 Adjusted EBITDA has been amended to exclude the adjustment for pre-spin intercompany rent for certain properties. The pre-spin intercompany rent was previously included to improve comparability between the 2013 pre-spin period and the 2014 pre-spin periods as the Company did not have intercompany rent until December 2013 for certain properties.

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
The table below details the total operating, investing and financing activity cash flows for the six months ended June 28, 2015 and June 29, 2014 (in thousands):

	Six Months Ended
	June 28, 2015	June 29, 2014
Net cash provided by operating activities	$38,729	$77,072
Net cash used for investing activities	(88,020)	(34,897)
Net cash provided by (used for) financing activities	54,342	(39,331)
Net increase in cash	$5,051	$2,844
Cash flow generated from operating activities is Tribune Publishing’s primary source of liquidity. Net cash provided by operating activities was $38.7 million for the six months ended June 28, 2015, down $38.3 million from $77.1 million for the six months ended June 29, 2014. The decrease was primarily driven by lower operating results as a result of the decline in advertising revenues as well as payments for interest, taxes and accrued incentive bonuses.

Net cash used for investing activities totaled $88.0 million in the six months ended June 28, 2015 and included $67.7 million for acquisitions and $19.8 million for capital expenditures. Net cash used for investing activities totaled $34.9 million in the six months ended June 29, 2014 and was comprised of capital expenditures and investments in equity investments.
Net cash provided by financing activities totaled $54.3 million in the six months ended June 28, 2015. During the period the Company had proceeds from the issuance of senior debt of $69.0 million, $8.8 million in loan payments on senior debt, $4.8 million paid for stockholder dividends and $2.0 million paid for financing costs related to the issuance of senior debt. In the six months ended June 29, 2014, the Company had net cash used for financing activities totaling $39.3 million, which primarily represents transactions with TCO.
Dividends
On June 22, 2015, the Board of Directors of the Company declared a dividend of $0.175 per share on common stock outstanding, to be paid on August 14, 2015, to stockholders of record on July 15, 2015.
On May 15, 2015, the Company paid a dividend of $0.175 per share on common stock outstanding, to stockholders of record on April 15, 2015.
The San Diego Union-Tribune Acquisition
On May 21, 2015, the Company purchased The San Diego Union-Tribune (f/k/a the U-T San Diego) and nine community weeklies and related digital properties in San Diego County, California. The purchase price was $85 million, consisting of $73 million in cash, less a $2 million preliminary working capital adjustment at close, and $12 million in Tribune Publishing common stock, or 700,869 shares. The Company financed the cash portion of the purchase price with a combination of cash-on-hand and funds available under the Company's existing Senior ABL Facility as well as the net proceeds of the expansion of the Term Loans described below. Related to the shares issued, the Company entered into a registration rights agreement with the seller, whereby the seller is entitled to certain registration rights with respect to the 700,869 shares of common stock of the Company acquired in connection with the acquisition. As part of the acquisition the Company became the sponsor of a single employer defined benefit plan that will require approximately $3 million in contribution in 2015. The Company has also recorded an estimated $3 million in additional working capital adjustments due from the seller, that had not been finalized as of the filing date.
Senior Term Facility
On August 4, 2014, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”), and the lenders party thereto (the “Senior Term Facility”). The Senior Term Facility originally provided for secured loans (the “Term Loans”) in the aggregate principal amount of $350.0 million. The Senior Term Facility will mature on August 4, 2021. The Term Loans bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. The Term Loans amortize in equal quarterly installments equal to 1.25% of principal amounts borrowed against the Senior Term Facility with the balance payable on the maturity date, August 4, 2021. The Senior Term Facility initially provided that it could be expanded by an amount up to (i) the greater of $100.0 million and an amount as will not cause the net senior secured leverage ratio after giving effect to such incurrence to exceed 2:1, plus (ii) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility, subject to certain conditions. As of June 28, 2015, $70 million of the expansion had been drawn for the acquisition described previously. Tribune Publishing Company is the borrower under the Senior Term Facility and each of the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions, (the “Subsidiary Guarantors”) guarantee the payment obligations under the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing Company and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. As of June 28, 2015, the outstanding balance under the Senior Term Facility is $411.3 million, the unamortized balance of the discount is $4.1 million and the Company was in compliance with the covenants of the Senior Term Facility. The weighted average interest rate for the variable rate debt is 5.75%.

Senior ABL Facility
On August 4, 2014, Tribune Publishing Company and the Subsidiary Guarantors entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility will mature on August 4, 2019. The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits Tribune Publishing Company to increase the commitments under the Senior ABL Facility by up to $75.0 million. The Senior ABL Facility bears interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. Tribune Publishing Company and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. Tribune Publishing Company and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. The Senior ABL Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing Company and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. Customary fees will be payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. As of June 28, 2015, $21.5 million of the Senior ABL Facility availability supported an outstanding undrawn letter of credit in the same amount.
Letter of Credit Agreement
On August 4, 2014, Tribune Publishing Company and JPMorgan Chase Bank, N.A., as letter of credit issuer (the “L/C Issuer”) entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of standby letters of credit of up to a maximum aggregate principal face of $30.0 million. The Letter of Credit Agreement permits Tribune Publishing Company, at the sole discretion of L/C Issuer, to request to increase the amount available to be issued under the Letter of Credit Agreement up to an aggregate maximum face amount of $50.0 million. The Letter of Credit Agreement is scheduled to terminate on August 4, 2019. As of June 28, 2015, a $27.5 million undrawn letter of credit was outstanding against the Letter of Credit Agreement. This letter of credit was collateralized with $27.5 million of cash held in a specified cash collateral account. The Company has been notified that the letter of credit requirement has been reduced and accordingly $10.5 million was released from this restricted cash account in the third quarter of 2015. The specified cash account is required to remain as long as the undrawn letter of credit remains outstanding and is recorded in restricted cash in the Consolidated and Combined Balance Sheets.
New Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for reporting periods beginning after December 15, 2015 and interim periods therein. It is to be applied retrospectively and early adoption is permitted. ASU 2015-03 affects presentation only and will have no effect on the Company's financial condition, results of operations or cash flows. The Company expects to adopt this standard in the first quarter of 2016.
In May 2014, the FASB issued ASU No. 2014-09, Topic 606, Revenue from Contracts with Customers, concerning revenue recognition. The new standard supersedes a majority of existing revenue recognition guidance under U.S. GAAP, and requires a company to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. ASU 2014-09 allows for either a “full retrospective” adoption or a “modified retrospective” adoption. On July 9, 2015 the FASB voted to approve a one year delay of the effective date and to permit companies to voluntarily adopt the new standard as of the original effective date. Assuming issuance of a final rule delaying the effective date, the Company will adopt this standard on January 1, 2018. The Company is currently evaluating the revenue recognition impact this guidance will have once implemented and the implementation approach to be used.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 28, 2015, there had been no material changes in the Company’s exposure to market risk from the disclosure included in the annual report on Form 10-K as filed with the SEC on March 25, 2015.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting previously reported, and described below, which have not been fully remediated.
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
The Company also identified a material weakness related to an ineffective control environment, which resulted from deficiencies in certain areas in which the Company’s controls were not precise enough to detect misstatements that, in the aggregate, could be material to the Consolidated and Combined Financial Statements.
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
We and our Board of Directors are committed to maintaining a strong internal control environment, and believe that these remediation efforts represent significant improvements in our control environment and in our controls over financial reporting. Additional controls may also be required over time. The identified material weaknesses in internal control will not be considered fully addressed until the internal controls over these areas have been in operation for a sufficient period of time for our management to conclude that the material weaknesses have been fully remediated. We continue to develop new controls, enhance existing controls and test their operating effectiveness in order to make this final determination.
Other than as expressly noted above, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended June 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information in this report, you should carefully consider the discussion under “Risk Factors” in Item 1A. as filed in the Company's Annual Report on Form 10-K filed with the SEC on March 25, 2015. We have described in our Annual Report on Form 10-K the primary risks related to our business, and we periodically update those risks for material developments. Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, provide additional disclosure and context for these supplemental risks and are incorporated herein by reference.
Adverse results from litigation or governmental investigations can impact our business practices and operating results.
From time to time, we could be party to litigation, including matters relating to alleged libel or defamation, and regulatory, environmental and other proceedings with governmental authorities and administrative agencies. Adverse outcomes in lawsuits or investigations may result in significant monetary damages or injunctive relief that may adversely affect our operating results or financial condition as well as our ability to conduct our businesses as we are presently conducting them.
In some instances, third parties may have an obligation to indemnify us for liabilities related to litigation or governmental investigations, and may be unable to, or fail to fulfill such obligations.  For example, in connection with The San Diego Union-Tribune acquisition, the seller agreed to indemnify us for certain outstanding legal matters, including the carrier litigation matter. It is possible that the resolution of one or more such legal matters could result in significant monetary damages. The carrier litigation matter, for example, is being appealed and if adversely determined against us, could result in damages of $10 million. If the seller in The San Diego Union-Tribune acquisition were to fail to indemnify us, we would be responsible for the monetary damages, which could adversely affect our financial condition and cash flow.
We assumed an underfunded pension liability as part of The San Diego Union-Tribune acquisition.
Because the San Diego Union-Tribune, LLC Retirement Plan is currently underfunded, our pension funding requirements could increase due to a reduction in the plan’s funded status. The extent of underfunding is directly affected by changes in interest rates and asset returns in the securities markets. It also is affected by the rate and age of employee retirements, along with actual experience compared to actuarial projections. These items affect pension plan assets and the calculation of pension obligations and expenses. Such changes could increase the cost to our obligations, which could have a material adverse effect on our results and our ability to meet those obligations. In addition, changes in the law, rules, or governmental regulations with respect to pension funding could also materially and adversely affect cash flow and our ability to meet our pension obligations.
We have significant indebtedness which could adversely affect our financial condition and our operating activities.
In connection with the Distribution, on August 4, 2014 we entered into a credit agreement (the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”), and the lenders party thereto (the “Senior Term Facility”) in which we borrowed $350 million. We used a portion of the proceeds to fund a cash dividend to TCO of $275 million immediately prior to the Distribution. In addition, in connection with the distribution, on August 4, 2014 Tribune Publishing and the Subsidiary Guarantors, in their capacities as borrowers thereunder, entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”), with aggregate maximum commitments (subject to availability under a borrowing base) of approximately $140 million, and entered into a letter of credit arrangement to allow up to $30 million of cash backed letters of credit, with $27.5 million issued on our behalf as of the Distribution Date. We also had $19.3 million of additional letters of credit issued under the Senior ABL Facility as of the Distribution Date and undrawn as of December 28, 2014. The Senior ABL Facility includes flexibility for additional letters of credit to be issued thereunder. In addition, subject to certain conditions, without the consent of the applicable then existing lenders (but subject to the receipt of commitments), each of the Senior ABL Facility and the Senior Term Facility initially provided that they could be expanded by certain incremental commitments by an amount up to (i) $75 million in the case of the Senior ABL Facility and (ii) in the case of the Senior Term Facility, (A) the greater of $100 million and an amount as will not cause the net senior secured leverage ratio after giving effect to such incurrence to exceed 2.00 to 1.00, plus (B) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility on the distribution date and refinancing debt in respect of such loans. In connection with The San Diego Union-Tribune acquisition, we expanded the Senior Term Facility by $70 million of incremental commitments. Our level of debt could have important consequences to our stockholders, including:

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
Exhibit                Description
Number

2.1
Membership Interest Purchase Agreement, by and among Tribune Publishing Company, LLC, MLIM Holdings, LLC, the Papa Doug Trust u/a/d January 11, 2010, Douglas F. Manchester, Douglas W. Manchester and MLIM, LLC, dated as of May 7, 2015.** †

2.2
Amendment No. 1 to Membership Interest Purchase Agreement, by and among Tribune Publishing Company, LLC, MLIM Holdings, LLC, the Papa Doug Trust u/a/d January 11, 2010, Douglas F. Manchester, Douglas W. Manchester, and MLIM, LLC, dated as of May 7, 2015.

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

10.1	Lender Joinder Agreement, by and among Tribune Publishing Company, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., dated as of May 21, 2015.

10.2	Registration Rights Agreement, by and between Tribune Publishing Company and MLIM Holdings, LLC, dated as of May 21, 2015.

10.3~	Employment Agreement, by and between Tribune Publishing Company, LLC and Denise Warren, dated as of May 6, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
** This agreement is included to provide you with information regarding its terms and is not intended to provide any other factual or disclosure information about Tribune Publishing or the other parties to the agreement. The agreement may contain representations and warranties by the parties to the agreement. These representations and warranties have been made solely for the benefit of the other party or parties to the agreement and (1) should not in all instances be treated as categorical statements of fact, but rather as a means of allocating the risk to one of the parties if those statements prove to be inaccurate; (2) may have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the attached agreement, which disclosures are not necessarily reflected in the agreement; (3) may apply standards of materiality in a manner that is different from what may be viewed as material to you or other investors; and (4) were made only as of the date of the agreement or other date or dates that may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.
† Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Tribune Publishing agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIBUNE PUBLISHING COMPANY

August 12, 2015	By:	/s/ Sandra J. Martin
Sandra J. Martin
(Chief Financial Officer and Principal Accounting Officer)