Form 10-Q
period 2015-09-27
Tribune Publishing Co
filed 2015-11-12
CIK 1593195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 27, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
Tribune Publishing Company
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

435 North Michigan Avenue
Chicago Illinois	60611
(Address of principal executive offices)	(Zip code)
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

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer X	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2015
Common Stock, $0.01 par value	26,232,281

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The statements contained in this Quarterly Report on Form 10-Q, as well as the information contained in the notes to our Consolidated and Combined Financial Statements, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based largely on our current expectations and reflect various estimates and assumptions by us. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in such forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond our control, include: competition and other economic conditions including fragmentation of the media landscape and competition from other media alternatives; changes in advertising demand, circulation levels and audience shares; our ability to develop and grow our online businesses; our reliance on revenue from printing and distributing third-party publications; macroeconomic trends and conditions; our ability to adapt to technological changes; our ability to realize benefits or synergies from acquisitions or divestitures or to operate our businesses effectively following acquisitions or divestitures; our success in implementing expense mitigation efforts; our ability to attract and retain employees; changes in newsprint prices; our reliance on third-party vendors for various services; adverse results from litigation, governmental investigations or tax-related proceedings or audits; our ability to satisfy pension and other postretirement employee benefit obligations; changes in accounting standards; the effect of labor strikes, lockouts and labor negotiations; regulatory and judicial rulings; our indebtedness and ability to comply with debt covenants applicable to our debt facilities; our adoption of fresh-start reporting which has caused our Consolidated and Combined Financial Statements for periods subsequent to December 31, 2012 to not be comparable to prior periods; our ability to satisfy future capital and liquidity requirements; our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms; and other events beyond our control that may result in unexpected adverse operating results. For more information about these and other risks, see “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2015, in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2015, and in our other filings with the Securities and Exchange Commission.
The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek” and similar expressions generally identify forward-looking statements. However, such words are not the exclusive means for identifying forward-looking statements, and their absence does not mean that the statement is not forward looking. Whether or not any such forward-looking statements are, in fact, achieved will depend on future events, some of which are beyond our control. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I.
Item 1.    Financial Statements
TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Operating revenues:
Advertising	$219,772	$220,842	$665,142	$696,008
Circulation	119,979	107,511	344,288	323,828
Other	64,582	75,704	201,564	230,666
Total operating revenues	404,333	404,057	1,210,994	1,250,502

Operating expenses:
Compensation	157,783	150,762	463,398	435,413
Circulation and distribution	71,197	71,408	206,545	218,340
Newsprint and ink	29,096	32,839	91,835	103,836
Other operating expenses	139,522	134,386	394,110	423,608
Depreciation	11,346	8,002	33,105	13,636
Amortization	2,957	2,143	7,056	5,370
Total operating expenses	411,901	399,540	1,196,049	1,200,203

Income from operations	(7,568)	4,517	14,945	50,299
Loss on equity investments, net	(535)	(201)	(542)	(830)
Gain on investment transaction	—	—	—	1,484
Interest expense, net	(6,923)	(3,783)	(19,121)	(3,838)
Reorganization items, net	80	(205)	(773)	(214)
Income (loss) before income taxes	(14,946)	328	(5,491)	46,901
Income tax expense (benefit)	(6,345)	484	(2,803)	20,082
Net income (loss)	$(8,601)	$(156)	$(2,688)	$26,819

Net income (loss) per common share:
Basic	$(0.33)	$(0.01)	$(0.10)	$1.05
Diluted	$(0.33)	$(0.01)	$(0.10)	$1.05

Weighted average shares outstanding:
Basic	26,321	25,430	25,908	25,426
Diluted	26,321	25,430	25,908	25,465

Dividends declared per common share:	$0.175	$—	$0.525	$—

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net income (loss)	$(8,601)	$(156)	$(2,688)	$26,819
Other comprehensive income (loss), net of taxes:
Unrecognized benefit plan gains (losses):
Amortization of actuarial gains during the period, net of tax (expense) benefit of $518, ($2,226), $1,323 and ($1,360), respectively	(792)	3,719	(2,026)	2,393
Foreign currency translation	26	—	(13)	—
Other comprehensive income (loss), net of taxes	(766)	3,719	(2,039)	2,393
Comprehensive income (loss)	$(9,367)	$3,563	$(4,727)	$29,212

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 27, 2015	December 28, 2014
Assets
Current assets
Cash	$54,651	$36,675
Accounts receivable (net of allowances of $16,293 and $16,664)	208,886	234,812
Inventories	13,655	16,651
Deferred income taxes	35,733	38,207
Prepaid expenses and other	18,935	26,593
Total current assets	331,860	352,938

Property, plant and equipment
Machinery, equipment and furniture	236,408	210,217
Buildings and leasehold improvements	7,206	6,434
	243,614	216,651
Accumulated depreciation	(100,357)	(68,076)
	143,257	148,575
Advance payments on property, plant and equipment	7,066	13,770
Property, plant and equipment, net	150,323	162,345

Other assets
Goodwill	127,428	41,669
Intangible assets, net	149,169	87,272
Investments	3,621	3,370
Deferred income taxes	38,084	—
Restricted cash	17,001	27,505
Debt issuance costs and other long-term assets	25,609	11,416
Total other assets	360,912	171,232

Total assets	$843,095	$686,515

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 27, 2015	December 28, 2014
Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$21,800	$17,911
Accounts payable	73,605	81,567
Employee compensation and benefits	90,704	101,071
Deferred revenue	79,901	73,004
Other current liabilities	37,158	32,435
Total current liabilities	303,168	305,988

Non-current liabilities
Long-term debt	381,946	329,613
Deferred revenue	7,417	8,775
Pension and postretirement benefits payable	127,165	27,672
Other obligations	22,293	8,298
Total non-current liabilities	538,821	374,358

Stockholders' equity
Preferred stock, $.01 par value. Authorized 30,000 shares; no shares issued or outstanding at September 27, 2015 and December 28, 2014	—	—
Common stock, $.01 par value. Authorized 300,000 shares, 26,353 shares issued and 26,232 shares outstanding at September 27, 2015; 25,444 shares issued and outstanding at December 28, 2014	264	254
Additional paid-in capital	17,576	2,370
Accumulated deficit	(23,809)	(6,937)
Accumulated other comprehensive income	8,443	10,482
Treasury stock, at cost - 121 shares at September 27, 2015	(1,368)	—
Total stockholders' equity	1,106	6,169

Total liabilities and stockholders' equity	$843,095	$686,515

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED STATEMENT OF EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Treasury	Total Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	(Deficit)
Balance at December 28, 2014	25,444,057	$254	$2,370	$(6,937)	$10,482	—	$6,169
Comprehensive income (loss)	—	—	—	(2,688)	(2,039)	—	(4,727)
Issuance of stock for acquisition	700,869	7	11,032	—	—	—	11,039
Dividends declared to common stockholders	—	—	—	(14,184)	—	—	(14,184)
Issuance of stock from restricted stock unit conversions	188,486	3	(3)	—	—	—	—
Exercise of stock options	20,037	—	281	—	—	—	281
Excess tax benefit from long-term incentive plan	—	—	672	—	—	—	672
Share-based compensation	—	—	5,060	—	—	—	5,060
Purchase of treasury stock	—	—	—	—	—	(1,368)	(1,368)
Withholding for taxes on restricted stock unit conversions	—	—	(1,836)	—	—	—	(1,836)
Balance at September 27, 2015	26,353,449	$264	$17,576	$(23,809)	$8,443	$(1,368)	$1,106

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 27, 2015	September 28, 2014
Operating Activities
Net income	$(2,688)	$26,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,105	13,636
Amortization of intangible assets	7,056	5,370
Amortization of contract intangible liabilities	(88)	(112)
Allowance for bad debt	6,178	12,714
Stock compensation expense	5,060	—
Withholding for taxes on RSU vesting	(1,836)	—
Loss on equity investments, net	542	830
(Gain) loss on fixed asset sales	95	(1,226)
Gain on investment transaction	—	(1,484)
Gain on postretirement plan amendment	(7,799)	—
Changes in working capital items, excluding acquisitions:
Accounts receivable, net	42,878	49,121
Prepaid expenses, inventories and other current assets	12,919	(9,356)
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	(37,627)	12,747
Non-current deferred revenue	(1,358)	7,352
Deferred income taxes	6,986	9,459
Postretirement medical, life and other benefits	(3,776)	(1,062)
Other, net	1,680	1,102
Net cash provided by operating activities	61,327	125,910

Investing Activities
Capital expenditures	(27,487)	(11,370)
Acquisitions, net of cash acquired	(67,825)	(32,282)
Restricted cash	10,504	(27,500)
Proceeds from sale of fixed assets	36	1,881
Investments in equity investments, net of distributions	(792)	(2,009)
Net cash used for investing activities	$(85,564)	$(71,280)

Continued

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)

	Nine Months Ended
	September 27, 2015	September 28, 2014
Financing Activities
Proceeds from issuance of debt	$68,950	$346,500
Purchase of treasury stock	(1,368)	—
Payment of debt issuance costs	(2,741)	(10,179)
Repayment of long-term debt	(14,433)	—
Net proceeds from revolving debt	10,000	—
Repayment of revolving debt	(10,000)	—
Related party dividends	—	(275,000)
Dividends paid to common stockholders	(9,148)	—
Proceeds from exercise of stock options	281	182
Excess tax benefits realized from exercise of stock-based awards	672	—
Transactions with Tribune Media Company, net	—	(66,180)
Net cash provided by financing activities	42,213	(4,677)

Net increase in cash	17,976	49,953
Cash, beginning of period	36,675	9,694
Cash, end of period	$54,651	$59,647

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—Tribune Publishing Company and its subsidiaries (collectively, the “Company” or “Tribune Publishing”) is a multiplatform media and marketing solutions company that delivers innovative experiences for audiences and advertisers. The Company's diverse portfolio of iconic news and information brands includes award-winning daily and weekly titles, digital properties and verticals in major markets across the country. Tribune Publishing’s media groups include the Chicago Tribune Media Group, the California News Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group and the Daily Press Media Group. In May 2015, the Company acquired The San Diego Union-Tribune newspaper (f/k/a the U-T San Diego) and nine community weeklies and related digital properties in San Diego County. These properties, along with the Los Angeles Times and its related properties, form the California News Group. See Note 5 for additional information on the acquisition.
Fiscal Periods—The Company's fiscal year ends on the last Sunday in December. Fiscal year 2015 ends on December 27, 2015 and fiscal year 2014 ended on December 28, 2014, both 52-week years with 13 weeks in each quarter.
Separation from Tribune Media Company—On August 4, 2014 (the “Distribution Date”), Tribune Media Company, formerly Tribune Company (“TCO”), completed the spin-off of its principal publishing operations into Tribune Publishing, by distributing 98.5% of the common stock of Tribune Publishing to holders of TCO common stock and warrants. In the distribution, each holder of TCO's Class A common stock, Class B common stock and warrants received 0.25 of a share of Tribune Publishing's common stock for each share of TCO common stock or TCO warrant held as of July 28, 2014 (the “Record Date”). Based on the number of shares of TCO common stock and TCO warrants outstanding as of the Record Date and the distribution ratio, 25,042,263 shares of Tribune Publishing common stock were distributed to the TCO stockholders and holders of TCO warrants and TCO retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of the outstanding common stock of Tribune Publishing. On August 5, 2014, Tribune Publishing became a separate publicly-traded company with its own board of directors and senior management team. Shares of Tribune Publishing common stock are listed on the New York Stock Exchange under the symbol “TPUB.”
Basis of Presentation—The accompanying unaudited Consolidated and Combined Financial Statements and notes of Tribune Publishing have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated and Combined Financial Statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of Tribune Publishing as of September 27, 2015 and December 28, 2014, the results of operations for the three and nine months ended September 27, 2015 and September 28, 2014 and the cash flows for the nine months ended September 27, 2015 and September 28, 2014. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to current period classifications. The year-end Consolidated and Combined Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
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
New Accounting Standards—In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Topic 805, Simplifying the Accounting for Measurement-Period Adjustments, which provides guidance to entities that have provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. This ASU is effective for reporting periods beginning after December 15, 2015. The Company adopted ASU 2015-16 in the third quarter of 2015. The adoption of ASU 2015-16 has been immaterial to the Company's consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Topic 330, Simplifying the Measurement of Inventory. This ASU requires an entity to measure inventory at the lower of cost or net realizable value, which consists of the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. This ASU is effective for reporting periods beginning after December 15, 2016. The guidance is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the effect that adoption will have on its consolidated financial statements and the date on which to adopt the accounting standard.
In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. This ASU is effective for reporting periods beginning after December 15, 2015. The Company will adopt the standard in the first quarter of 2016. The Company is evaluating the effect that adoption will have on its consolidated financial statements.
In April 2015, the FASB issued ASU -2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for reporting periods beginning after December 15, 2015 and interim periods therein. It is to be applied retrospectively and early adoption is permitted. ASU 2015-03 affects presentation only and will have no effect on the Company's financial condition, results of operations or cash flows. The Company will adopt the standard in the first quarter 2016.
In May 2014, the FASB issued ASU 2014-09, Topic 606, Revenue from Contracts with Customers, concerning revenue recognition. The new standard supersedes a majority of existing revenue recognition guidance under U.S. GAAP, and requires a company to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. ASU 2014-09 allows for either a “full retrospective” adoption or a “modified retrospective” adoption. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017 and to permit companies to voluntarily adopt the new standard as of the original effective date. The Company expects to adopt this standard on January 1, 2018. The Company is currently evaluating the revenue recognition impact this guidance will have once implemented and the implementation approach to be used.

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
Specifically identifiable reorganization provisions, adjustments and other costs directly related to Tribune Publishing have been included in the Company’s Consolidated and Combined Statements of Income for the three and nine months ended September 27, 2015 and September 28, 2014 and consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Reorganization costs, net:
Contract rejections and claim settlements	$—	$(205)	$(15)	$(212)
Other, net	80	—	(758)	(2)
Total reorganization costs, net	$80	$(205)	$(773)	$(214)
Tribune Publishing expects to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2015 and potentially in future periods. These expenses are expected to consist primarily of other costs related to the implementation of the Plan and the resolution of unresolved claims.
NOTE 3: CHANGES IN OPERATIONS
Employee Reductions—Tribune Publishing identified reductions in its staffing levels of 24 and 298 in the three and nine months ended September 27, 2015, respectively. Of the total reductions, 186 are related to the San Diego acquisition described in Note 5 as the Company has consolidated many of those positions into its current operating structure. In the three and nine months ended September 28, 2014, the Company had identified reductions in staffing levels in its operations of 20 and 218 positions, respectively. Tribune Publishing recorded pretax charges related to these reductions of $2.8 million and $6.2 million for the three and nine months ended September 27, 2015, respectively, and a pretax credit of $0.4 million and a pretax charge of $1.9 million for the three and nine months ended September 28, 2014, respectively. A summary of the activity with respect to Tribune Publishing’s severance accrual for the nine months ended September 27, 2015 is as follows (in thousands):

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance at December 28, 2014	$5,038
Provision	6,206
Payments	(8,163)
Balance at September 27, 2015	$3,081
Charges for severance and related expenses are included in compensation expense in the accompanying Consolidated and Combined Statements of Income. For the three and nine month periods ended September 28, 2014, the severance and related expenses above exclude severance and related expenses incurred by TCO and allocated to Tribune Publishing prior to the Distribution Date. As part of the separation and distribution of allocated charges from TCO, $0.6 million of accrued severance charges were transferred to Tribune Publishing. See Note 4 for further discussion of allocated charges from TCO.
NOTE 4: RELATED PARTY TRANSACTIONS
In connection with the separation and distribution, Tribune Publishing entered into a transition services agreement (the “TSA”) and certain other agreements with TCO that govern the relationships between Tribune Publishing and TCO following the separation and distribution. Under the TSA, the providing company generally is allowed to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the services, plus, in some cases, the allocated direct costs of providing the services, generally without profit. Pursuant to the TSA, TCO provides Tribune Publishing with certain services on a transitional basis. During the three and nine months ended September 27, 2015, Tribune Publishing incurred $0.1 million and $0.7 million, respectively, in charges payable to TCO under the TSA. During the three and nine months ended September 28, 2014, Tribune Publishing incurred $0.9 million in charges payable to TCO under the TSA. In addition, the TSA outlines the services that Tribune Publishing will provide TCO on a transitional basis. For the three and nine months ended September 27, 2015, TCO's charges payable to Tribune Publishing were $0.1 million and $1.3 million, respectively, under the TSA. For the three and nine months ended September 28, 2014, TCO's charges payable to Tribune Publishing were $1.2 million under the TSA.
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

	Three Months Ended	Nine Months Ended
	September 28, 2014	September 28, 2014
Corporate management fee	$3,851	$21,871
Allocated depreciation	1,731	11,707
Service center support costs	10,108	53,492
Other	192	3,427
Total	$15,882	$90,497
Medical and Workers’ Compensation Benefit Plans—Tribune Publishing participated in TCO-sponsored employee benefit plans, including medical and workers’ compensation. Allocations of benefit plan costs varied by plan type and were based on actuarial valuations of cost and/or liability, premium amounts and payroll. Total benefit plan costs allocated to Tribune Publishing amounted to $4.1 million and $27.2 million in the three and nine months ended September

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

28, 2014, respectively, and were recorded in compensation expense in the Consolidated and Combined Statements of Income. While management believes the cost allocation methods utilized for the benefit plans were reasonable and reflected the portion of such costs attributed to Tribune Publishing, the amounts may not be representative of the costs necessary for Tribune Publishing to operate as a stand-alone business.
Defined Benefit Plans—Retirement benefits obligations pursuant to the TCO defined benefit pension plans have historically been and continue to be an obligation of TCO. Prior to the Distribution Date, costs related to TCO-sponsored pension plans, which totaled credits of $2.1 million and $12.5 million in the three and nine months ended September 28, 2014, respectively, were based upon a specific allocation of actuarially determined service costs plus an allocation of the remaining net periodic pension cost components based upon Tribune Publishing's proportional share of the pension liability. Through the Distribution Date, TCO-sponsored pension plan credits and expenses allocated to Tribune Publishing are recorded in compensation expense in the Consolidated and Combined Statements of Income. Subsequent to the Distribution Date, no further costs or credits were allocated.
Defined Contribution Plans—Tribune Publishing’s employees have historically participated in various TCO qualified 401(k) savings plans, which permit eligible employees to make voluntary contributions on a pretax basis. The plans allowed participants to invest their savings in various investments. Amounts charged to expense by Tribune Publishing for employer contributions to TCO 401(k) savings plans totaled $1.3 million and $7.3 million in the three and nine months ended September 28, 2014, respectively, and are recorded in compensation expense in the Consolidated and Combined Statements of Income.
Related Party Lease Agreements—In 2013, Tribune Publishing entered into related party lease agreements with TCO to lease certain land and buildings. The initial term of these non-cancelable related party lease agreements is either five or ten years, with two optional renewal terms. In connection with all related party lease agreements, Tribune Publishing recognized $8.4 million and $25.3 million of rent expense for the three and nine months ended September 27, 2015, respectively, and $9.1 million and $28.2 million of rent expense for the three and nine months ended September 28, 2014, respectively, recorded in other operating expense.
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
The stated purchase price was $85 million, consisting of $73 million in cash, subject to a working capital adjustment, and $12 million in Tribune Publishing common stock. The Company financed the $73 million cash portion of the purchase price, less a $2 million preliminary working capital adjustment at close, with a combination of cash-on-hand and funds available under the Company's existing Senior ABL Facility, as defined in Note 10, as well as the net proceeds of the term loan increase as further described in Note 10. In the three months ended September 27, 2015, the Company received the final working capital adjustment of $2.6 million in cash from the seller and the purchase price has been adjusted.
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
The seller has provided the Company a full indemnity with respect to certain legal matters which were at various states of adjudication at the date of the acquisition. Inasmuch as such judgments represent a liability of the acquired entity which is subject to indemnification, the initial purchase price allocation reflects the assignment of $11.2 million to both the

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

litigation judgment liability and the seller indemnification asset and is reflected in the Consolidated and Combined Balance Sheet as other long-term assets and other obligations.
In one such matter, a consolidated class action against a predecessor entity to MLIM which asserts various claims on behalf of home delivery newspaper carriers alleged to have been misclassified as independent contractors, the plaintiffs have been granted a judgment comprised of unreimbursed business expenses, interest and attorney's fees totaling approximately $10 million.
On the closing of the acquisition, the Company entered into a registration rights agreement with the seller, whereby the seller would be entitled to certain registration rights with respect to the shares of common stock of the Company acquired in connection with the Agreement. Pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3 on August 12, 2015 to register the shares issued to the seller.
As part of the acquisition, the Company became the sponsor of a single-employer defined benefit plan, The San Diego Union-Tribune, LLC Retirement Plan (the “San Diego Plan”). The San Diego Plan provides benefits to certain current and former employees of The San Diego Union-Tribune. Future benefits under the plan have been frozen since January 31, 2009. As of September 27, 2015, the estimated underfunded status of the San Diego Plan was $107.2 million which is based upon the January 4, 2015 actuarial determination completed by the seller, adjusted for current year pre-acquisition activity and contributions since the acquisition.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is as follows (in thousands):

Consideration for acquisition, less cash acquired and working capital adjustments	$78,864
Less: Shares issued for acquisition	(11,039)
Cash consideration for acquisition	$67,825

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Accounts receivable and other current assets	$12,408
Property, plant and equipment	311
Intangible assets subject to amortization:
Subscriber relationships (useful life of 3 to 6 years)	9,873
Advertiser relationships (useful life of 3 to 11 years)	14,605
Other customer relationships (useful life of 1 year)	529
Mastheads and intangible assets not subject to amortization	43,945
Deferred taxes	43,617
Other long-term assets	10,800
Accounts payable and other current liabilities	(21,875)
Pension and postemployment benefits liability	(109,042)
Other long-term liabilities	(12,066)
Total identifiable net assets (liabilities)	(6,895)
Goodwill	85,759
Total net assets acquired	$78,864
The Company included the results of operations of MLIM in the Consolidated and Combined Financial Statements beginning on the closing date of the acquisition. For the three and nine months ended September 27, 2015, the revenues from MLIM were $32.5 million and $47.1 million, respectively, and the total operating expenses were approximately $29.4 million and $44.3 million, respectively. The pro forma effect of the acquisition is not material to the Company’s Consolidated and Combined Financial Statements.
NOTE 6: INVENTORIES
Inventories consisted of the following (in thousands):

	As of
	September 27, 2015	December 28, 2014
Newsprint	$13,092	$16,174
Supplies and other	563	477
Total inventories	$13,655	$16,651
Inventories are stated at the lower of cost or market determined using the first-in, first-out (“FIFO”) basis for all inventories.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7: GOODWILL, OTHER INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES
Goodwill, other intangible assets and intangible liabilities at September 27, 2015 and December 28, 2014 consisted of the following (in thousands):

	September 27, 2015			December 28, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Subscribers (useful life of 2 to 10 years)	$18,367	$(3,416)	$14,951	$8,494	$(2,121)	$6,373
Advertiser relationships (useful life of 2 to 13 years)	42,971	(6,902)	36,069	28,366	(4,596)	23,770
Affiliate agreements (useful life of 4 years)	12,458	(8,473)	3,985	11,929	(5,965)	5,964
Tradenames (useful life of 20 years)	15,100	(875)	14,225	15,100	(317)	14,783
Other (useful life of 1 to 20 years)	5,541	(1,347)	4,194	5,540	(958)	4,582
Total intangible assets subject to amortization	$94,437	$(21,013)	$73,424	$69,429	$(13,957)	$55,472

Goodwill and other intangible assets not subject to amortization
Goodwill			127,428			41,669
Newspaper mastheads and other intangible assets not subject to amortization			75,745			31,800
Total goodwill and other intangible assets			$276,597			$128,941

Intangible liabilities subject to amortization
Unfavorable lease contracts	$(1,746)	$447	$(1,299)	$(570)	$359	$(211)
Total intangible liabilities subject to amortization	$(1,746)	$447	$(1,299)	$(570)	$359	$(211)
The changes in the carrying amounts of intangible assets subject to amortization during the nine months ended September 27, 2015 were as follows (in thousands):

Intangible assets subject to amortization
Balance at December 28, 2014	$55,472
Acquisitions	25,008
Amortization	(7,056)
Balance at September 27, 2015	$73,424
The changes in the carrying amounts of goodwill and intangible assets not subject to amortization during the nine months ended September 27, 2015 were as follows (in thousands):

	Goodwill	Other intangible assets not subject to amortization
Balance at December 28, 2014	$41,669	$31,800
Acquisitions	85,759	43,945
Balance at September 27, 2015	$127,428	$75,745

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8: INVESTMENTS
Investments consist of equity method investments in private companies totaling $3.6 million and $3.4 million at September 27, 2015 and December 28, 2014, respectively:

	% Owned
Company	September 27, 2015	December 28, 2014
CIPS Marketing Group, Inc.	50%	50%
Homefinder.com, LLC	33%	33%
Contend, LLC	20%	20%
Jean Knows Cars, LLC	20%	—
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
NOTE 10: DEBT
At September 27, 2015, Tribune Publishing had $406.0 million in variable-rate debt outstanding under the Term Loan Credit Agreement, as defined below. The weighted average interest rate for the variable-rate debt is 5.75%. At September 27, 2015, the fair value of the Term Loan Credit Agreement was estimated to be $387.7 million. The Company's Term Loan Credit Agreement's classification is determined based on Level 2 inputs, because the fair value for these instruments is determined using observable inputs in non-active markets. See below for details related to the Company's debt agreements.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On August 4, 2014, the Company entered into a credit agreement (as amended, amended and restated or supplemented, the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”), and the lenders party thereto (the “Senior Term Facility”). The Senior Term Facility originally provided for secured loans (the “Term Loans”) in the aggregate principal amount of $350.0 million. The Term Loans bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. The Term Loans amortize in equal quarterly installments equal to 1.25% of principal amounts borrowed against the Senior Term Facility with the balance payable on the maturity date, August 4, 2021. The Senior Term Facility initially provided that it could be expanded by an amount up to (i) the greater of $100.0 million and an amount as will not cause the net senior secured leverage ratio after giving effect to such incurrence to exceed 2:1 plus (ii) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility, subject to certain conditions. As of September 27, 2015, $70 million of the expansion had been drawn for the acquisition described previously. Tribune Publishing Company is the borrower under the Senior Term Facility and each of the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing Company and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. As of September 27, 2015, the outstanding balance under the Senior Term Facility is $406.0 million, the unamortized balance of the discount is $3.9 million and the Company was in compliance with the covenants of the Senior Term Facility.
Senior ABL Facility
On August 4, 2014, Tribune Publishing Company and the Subsidiary Guarantors entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility will mature on August 4, 2019. The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits Tribune Publishing Company to increase the commitments under the Senior ABL Facility by up to $75.0 million. The Senior ABL Facility bears interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. Tribune Publishing Company and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. Tribune Publishing Company and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. The Senior ABL Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing Company and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. Customary fees are payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. As of September 27, 2015, $23.6 million of the Senior ABL Facility availability supported outstanding undrawn letters of credit in the same amount.
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
During the quarter ended September 27, 2015, the Company's outstanding undrawn letter of credit was reduced from $27.5 million to $17.0 million. As a result, the cash collateral requirement associated with the letter of credit was reduced by, and the Company received, $10.5 million during the quarter from the cash collateral account. As of September 27, 2015, the $17.0 million undrawn letter of credit was outstanding against the Letter of Credit Agreement. This letter of credit is collateralized with $17.0 million of cash held in a specified cash collateral account. The specified cash account is required to remain as long as the undrawn letter of credit remains outstanding and is recorded in restricted cash in the Consolidated and Combined Balance Sheets.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11: INCOME TAXES
For the three and nine months ended September 27, 2015, Tribune Publishing recorded an income tax benefit of $6.3 million and $2.8 million, respectively. The effective tax rate on pretax income was 42.5% and 51.0% in the three and nine months ended September 27, 2015, respectively. During the nine months ended September 27, 2015, the Company increased the estimated deferred tax rate on net deferred tax assets from 39.5% to 40.0% which resulted in a decrease in the nine-month period income tax expense of $0.5 million. For the three and nine months ended September 27, 2015, the rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible expenses and the domestic production activities deduction, as well as a change in the deferred tax rate that was applied to current and non-current deferred tax assets and liabilities. For the three and nine months ended September 28, 2014, Tribune Publishing recorded income tax expense of $0.5 million and $20.1 million. The effective tax rate on pretax income was 147.6% and 42.8% in the three and nine months ended September 28, 2014. This rate differs from the U.S. federal statutory rate of 35% due primarily to state income taxes, net of federal benefit, nondeductible expenses, certain transaction costs not fully deductible for tax purposes and the domestic production activities deduction.
NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFITS
Multiemployer Pension Plans—Tribune Publishing contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. See Note 4 for the description of costs and credits related to TCO-sponsored pension plans.
Defined Benefit Plans—As part of the acquisition of The San Diego Union-Tribune, the Company became the sponsor of the San Diego Plan, a single-employer defined benefit plan. The San Diego Plan provides benefits to certain current and former employees of The San Diego Union-Tribune. Future benefits under the San Diego Plan have been frozen since January 31, 2009. The funded status of the San Diego Plan is being actuarially determined as of May 21, 2015, the closing date for The San Diego Union-Tribune acquisition, and that determination had not been completed as of the filing date of this report. As of September 27, 2015, the estimated underfunded status of the San Diego Plan was $107.2 million. This estimate of the underfunded status of the plan is based upon the January 4, 2015 actuarially determined underfunded status of the San Diego Plan adjusted for the 2015 pre-acquisition activity recorded for the plan. As of January 4, 2015, the benefit obligation was $267.9 million and the fair value of the San Diego Plan's assets was $156.7 million. The Company contributed $1.8 million during the three months ended September 27, 2015 to the San Diego Plan and expects to contribute approximately $1.1 million to the San Diego Plan in the remainder of 2015. The net periodic benefit cost recorded subsequent to the acquisition was immaterial.
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

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Service cost	$65	$99	$197	$275
Interest cost	164	461	555	1,277
Amortization of prior service credits	(701)	—	(2,103)	—
Amortization of gain	(609)	(8)	(1,245)	(22)
Net periodic benefit cost (credit)	(1,081)	552	(2,596)	1,530
Curtailment gain	—	—	(7,799)	—
Net periodic benefit cost (credit) after curtailment gain	$(1,081)	$552	$(10,395)	$1,530
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
NOTE 13: STOCK-BASED COMPENSATION
The Tribune Publishing Company 2014 Omnibus Incentive Plan (the “Tribune Publishing Equity Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock units (“RSU”), performance share units, restricted and unrestricted stock awards, dividend equivalents and cash awards. In the nine months ended September 27, 2015, 464,892 options and 514,164 RSUs were granted under the Tribune Publishing Equity Plan. Stock-based compensation expense under the Tribune Publishing Equity Plan totaled $2.1 million and $5.1 million during the three and nine months ended September 27, 2015, respectively.
Prior to the Distribution Date, stock-based compensation expense for participants in the TCO 2013 Equity Incentive Plan who were solely dedicated to Tribune Publishing has been included in compensation expense. Stock-based compensation expense related to Tribune Publishing employees under both plans totaled $0.9 million and $2.2 million for the three and nine months ended September 28, 2014, respectively. Stock-based compensation expense for participants in the TCO 2013 Equity Incentive Plan who provided services to but were not solely dedicated to Tribune Publishing have been allocated to Tribune Publishing through the corporate management fee and service center support costs, as described in Note 4. In the three and nine months ended September 28, 2014, the Company was allocated $0.8 million and $4.9 million, respectively, of stock-based compensation expense through the corporate management fee and service center support costs.
As of September 27, 2015, the Company has $2.9 million of total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 2.82 years. Additionally, as of September 27, 2015, the Company has $13.7 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.61 years.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three and nine months ended September 27, 2015 and September 28, 2014, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Income (Loss) - Numerator:
Net income (loss) available to Tribune Publishing stockholders plus assumed conversions	$(8,601)	$(156)	$(2,688)	$26,819

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	26,321	25,430	25,908	25,426
Dilutive effect of employee stock options and RSUs	—	—	—	39
Adjusted weighted average shares outstanding (diluted)	26,321	25,430	25,908	25,465

Net income (loss) per common share:
Basic	$(0.33)	$(0.01)	$(0.10)	$1.05
Diluted	$(0.33)	$(0.01)	$(0.10)	$1.05
Potential dilutive common shares were anti-dilutive as a result of the Company’s net loss for the three and nine months ended September 27, 2015 and the three months ended September 28, 2014. As a result, basic weighted average shares were used in the calculations of basic net earnings per share and diluted earnings per share for those periods.
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 1,023,033 for both the three and nine months ended September 27, 2015. The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 1,004,468 for both the three and nine months ended September 27, 2015.
On August 4, 2014, approximately 25.4 million shares of the Company's common stock were distributed to TCO and TCO stockholders and warrant holders who held shares or warrants as of the record date of July 28, 2014. This share amount is being utilized for the calculation of both basic and diluted earnings per common share for all periods prior to the Distribution Date.
NOTE 15: STOCKHOLDERS' EQUITY
Dividends
On September 3, 2015, the Board of Directors of the Company declared a dividend of $0.175 per share on common stock outstanding, to be paid on October 29, 2015, to stockholders of record on October 1, 2015.
On August 14, 2015, the Company paid a dividend of $0.175 per share on common stock outstanding, to stockholders of record on July 15, 2015. On May 15, 2015, the Company paid a dividend of $0.175 per share on common stock outstanding, to stockholders of record on April 15, 2015.
Stock Repurchases
In August 2015, the Board of Directors authorized $30 million to be used for stock repurchases for 24 months from the date of authorization. Any stock repurchases under the stock repurchase plan may be made in the open market, through privately negotiated transactions or other means. The stock repurchase plan may be modified or discontinued at any time without prior notice. Repurchased shares become a part of treasury stock.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the three months ended September 27, 2015, the Company repurchased 121,168 shares of common stock for an aggregate purchase price of $1.4 million. The Company has $28.6 million remaining authorization under the stock repurchase plan at September 27, 2015.
NOTE 16: ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

	September 27, 2015	December 28, 2014
Accumulated other comprehensive income (loss), net of tax:
Pension and other postretirement costs	$8,476	$10,502
Foreign currency translation adjustments	(33)	(20)
Accumulated other comprehensive income (loss)	$8,443	$10,482
The following table presents the amounts and line items in the Consolidated and Combined Statements of Income where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the three and nine months ended September 27, 2015 and September 28, 2014 (in thousands):

	Three Months Ended		Nine Months Ended
Accumulated Other Comprehensive Income (Loss) Components	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	Affected Line Items in the Consolidated and Combined Statements of Income
Pension and postretirement benefit adjustments:
Amortization of recognized actuarial gains	$(1,310)	$5,945	$(3,349)	$3,753	Compensation
Total before taxes	(1,310)	5,945	(3,349)	3,753
Tax effect	518	(2,226)	1,323	(1,360)	Income tax (expense) benefit
Total reclassifications for the period	$(792)	$3,719	$(2,026)	$2,393
NOTE 17: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Nine Months Ended
	September 27, 2015	September 28, 2014
Cash paid during the period for:
Interest	$16,710	$1,398
Income taxes, net	13,829	12,970
Non-cash items in investing and financing activities:
Shares issued for acquisitions	11,039	—
Change in non-cash additions to construction in progress	(6,586)	2,773

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 18: SUBSEQUENT EVENTS
On October 5, 2015, the Company offered an Employee Voluntary Separation Program (EVSP), which provides enhanced separation benefits to eligible non-union employees with more than one year of service.  The Company expects a net reduction in total headcount of approximately 7% as a result of this program.  The Company plans to fund the EVSP through salary continuation starting immediately and continuing through the first half of 2018. The Company expects the EVSP will result in a charge of approximately $55 million for all related severance, benefits and taxes. During the fourth quarter of 2015, the Company will record a charge estimated at $47 million related to the EVSP, partially offset by a non-cash gain for curtailment of post-retirement medical benefits, subject to the number of employees accepted into the EVSP.
On November 4, 2015, the Company received an adverse jury verdict in an employment litigation matter that originated prior to the spin-off. Accordingly, for the three and nine-month periods ended September 27, 2015, the Company has recorded a $9.1 million litigation reserve for this matter, composed of $7.1 million for the judgment and $2.0 million for the estimated amount of legal fees and expenses. The Company plans to appeal the verdict.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except share and per share amounts)
The following discussion and analysis should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Company’s Consolidated and Combined Financial Statements and related Notes filed as part of this Quarterly Report, and “Cautionary Statement Concerning Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Quarterly Report, as well as the factors described in our annual report on Form 10-K as filed with the SEC on March 25, 2015, particularly under Item 1A. “Risk Factors,” as supplemented in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2015, particularly under Part II Item IA, and in the Company’s other filings with the SEC.
We believe that the assumptions underlying the Consolidated and Combined Financial Statements included in this Quarterly Report are reasonable. However, the Consolidated and Combined Financial Statements may not necessarily reflect our results of operations, financial position and cash flows for future periods or what they would have been had Tribune Publishing been a separate, stand-alone company during the prior year periods presented.
OVERVIEW
Tribune Publishing Company (collectively with its subsidiaries, the “Company” or “Tribune Publishing”) was formed as a Delaware corporation on November 21, 2013. Tribune Publishing is a multiplatform media and marketing solutions company that delivers innovative experiences for audiences and advertisers. The Company's diverse portfolio of iconic news and information brands includes award-winning daily and weekly titles, digital properties and verticals in major markets across the country. Tribune Publishing’s media groups include the Chicago Tribune Media Group, the California News Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group and the Daily Press Media Group. In May 2015, the Company acquired The San Diego Union-Tribune newspaper (f/k/a the U-T San Diego) and nine community weeklies and related digital properties in San Diego County. These properties, along with the Los Angeles Times and its related properties, form the California News Group. See below for more information regarding the acquisition of The San Diego Union-Tribune.
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
On May 21, 2015, the Company completed the acquisition of MLIM, LLC (“MLIM”), the indirect owner of The San Diego Union-Tribune (f/k/a the U-T San Diego) and nine community weeklies and related digital properties in San Diego County. The stated purchase price was $85 million, consisting of $73 million in cash, subject to a working capital adjustment, and $12 million in Tribune Publishing common stock. The Company financed the $73 million cash portion of the purchase price, less a $2 million preliminary working capital adjustment at close, with a combination of cash-on-hand, funds available under the Company's Senior ABL Facility, as well as the net proceeds under an expansion under the Senior Term Loan further described in Liquidity and Capital Resources below. On the closing of the transaction, the Company entered into a registration rights agreement with the seller, whereby the seller is entitled to certain registration rights with respect to the shares of common stock of the Company acquired in connection with the transaction. Pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3 on August 12, 2015 to register the shares issued to the seller. In the three months ended September 27, 2015, the Company received the final working capital adjustment of $2.6 million in cash from the seller.

Prior to the closing, certain assets and liabilities of MLIM related to the business and the operation of The San Diego Union-Tribune, including real property used by the business, were distributed to the seller or its affiliates. Upon the close of the transaction, MLIM became a wholly-owned subsidiary of the Company, and retained certain liabilities, including certain indemnified legal matters and its existing pension obligations, and entered into a lease with the seller to use certain real property.
As part of the acquisition the Company became the sponsor of the single-employer defined benefit plan, The San Diego Union-Tribune LLC Retirement Plan (the “San Diego Plan”). The San Diego Plan provides benefits to certain current and former employees of The San Diego Union-Tribune. Future benefits under the plan have been frozen since January 31, 2009. As of September 27, 2015, the estimated underfunded status of the San Diego Plan was $107.2 million which is based upon the January 4, 2015 actuarial determination completed by the seller, adjusted for current year pre-acquisition activity and contributions since the acquisition.
Products and Services
Our product mix consists of three publication types: (i) daily newspapers, (ii) weekly newspapers and (iii) niche publications. Most of these publications also have a digital presence. The key characteristics of each of these types of publications are summarized in the table below.

	Daily Newspapers	Weekly Newspapers	Niche Publications
Cost:	Paid	Paid and free	Paid and free
Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly, monthly or on an annual basis
Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales	Paid: Revenue from advertising, rack/box sales
		Free: Advertising revenue only	Free: Advertising revenue only
Digital presence:	Maintain locally oriented websites, mobile sites and mobile apps, for select locations	Major publications maintain locally oriented websites and mobile sites for select locations	Selectively available online
As of September 27, 2015, Tribune Publishing’s prominent publications include:

Media Group	City	Masthead	Circulation Type	Paid or Free
Chicago Tribune Media Group
	Chicago, IL	Chicago Tribune www.chicagotribune.com	Daily	Paid
	Chicago, IL	Chicago Magazine www.chicagomag.com	Monthly	Paid
	Chicago, IL	Hoy www.vivelohoy.com	Daily	Free
	Chicago, IL	Redeye www.redeyechicago.com	Daily	Free

California News Group
	Los Angeles, CA	Los Angeles Times www.latimes.com	Daily	Paid
	Los Angeles, CA	Hoy Los Angeles www.hoylosangeles.com	Weekly	Free
	San Diego, CA	The San Diego Union-Tribune www.sandiegouniontribune.com	Daily	Paid

Media Group	City	Masthead	Circulation Type	Paid or Free
Sun Sentinel Media Group
	Broward County, FL, Palm Beach County, FL	Sun Sentinel www.SunSentinel.com	Daily	Paid
	Broward County, FL, Palm Beach County, FL	el Sentinel www.ElSentinel.com	Weekly	Free
Orlando Sentinel Media Group
	Orlando, FL	Orlando Sentinel www.OrlandoSentinel.com	Daily	Paid
	Orlando, FL	el Sentinel www.ElSentinel.com	Weekly	Free
The Baltimore Sun Media Group
	Baltimore, MD	The Baltimore Sun www.baltimoresun.com	Daily	Paid
	Annapolis, MD	The Capital www.capitalgazette.com	Daily	Paid
	Westminster, MD	Carroll County Times www.carrollcountytimes.com	Daily	Paid
Hartford Courant Media Group
	Hartford County, CT, Middlesex County, CT, Tolland County, CT	The Hartford Courant www.courant.com	Daily	Paid
Daily Press Media Group
	Newport News, VA (Peninsula)	Daily Press www.dailypress.com	Daily	Paid
The Morning Call Media Group
	Lehigh Valley, PA	The Morning Call www.themorningcall.com	Daily	Paid
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
Revenue Sources
In the nine months ended September 27, 2015, 54.9% of Tribune Publishing's operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and on interactive websites and from the delivery of preprinted advertising supplements. Approximately 28.4% of operating revenues for the nine months ended September 27, 2015 were generated from the sale of newspapers, digital subscriptions and other publications to individual subscribers or to sales outlets, which re-sell the newspapers. The remaining 16.6% of operating revenues for the nine months ended September 27, 2015 were generated from the provision of commercial printing and delivery services to other newspapers, direct mail advertising and services, digital marketing services, the distribution of syndicated content and other related activities.
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
Expenses and Operating Measures
Significant operating expense categories include compensation, newsprint and ink, circulation distribution, depreciation and amortization, other operating expenses, and in prior year periods, allocations of corporate costs. Compensation expense is affected by many factors, including the number of full-time equivalent employees, changes in the design and costs of various employee benefit plans, the level of pay increases and actions that impact staffing levels. Circulation distribution expenses primarily include delivery and inserting fees paid to third party contractors and postage costs for Tribune Publishing’s total market coverage products. Circulation distribution expenses can vary from year to year due to changes in volume levels, the fees negotiated with third party contractors and postage rates. Newsprint and ink are commodities and pricing can vary significantly from year to year. Other expenses are principally for sales and marketing activities, occupancy costs, amounts paid to third parties for temporary labor, outside printing and production costs and other general and administrative expenses. Allocated corporate costs include charges from TCO prior to the Distribution for certain corporate, service center and technology support services, as well as insurance, occupancy and other costs.
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
Specifically identifiable reorganization provisions, adjustments and other costs directly related to Tribune Publishing have been included in the Company’s Consolidated and Combined Statements of Comprehensive Income for the three and nine months ended September 27, 2015 and September 28, 2014 and consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Reorganization costs, net:
Contract rejections and claim settlements	$—	$(205)	$(15)	$(212)
Other, net	80	—	(758)	(2)
Total reorganization costs, net	$80	$(205)	$(773)	$(214)
Tribune Publishing expects to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2015 and potentially in future periods. These expenses are expected to consist primarily of other costs related to the implementation of the Plan and the resolution of unresolved claims.
Employee Reductions
Tribune Publishing identified reductions in its staffing levels of 24 and 298 in the three and nine months ended September 27, 2015, respectively. Of these reductions, 186 are for the Company's newly acquired operations in San Diego as the Company has consolidated many of those positions into its current operating structure. Tribune Publishing recorded pretax charges related to these reductions of $2.8 million and $6.2 million for the three and nine months ended September 27, 2015, respectively. The accrued liability for severance and related expenses was $3.1 million at September 27, 2015 and $5.0 million at December 28, 2014.

Results of Operations
Operating results for the three and nine months ended September 27, 2015 and September 28, 2014 are shown in the table below. References in this discussion to individual markets include daily newspapers in those markets and their related businesses (in thousands).

	Three Months Ended			Nine Months Ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Operating revenues	$404,333	$404,057	0.1%	$1,210,994	$1,250,502	(3.2%)
Operating expenses	411,901	399,540	3.1%	1,196,049	1,200,203	(0.3%)
Income (loss) from operations	$(7,568)	$4,517	*	$14,945	$50,299	(70.3%)
Overview
Three Months Ended September 27, 2015 compared to the Three Months Ended September 28, 2014
Operating revenues increased 0.1%, or $0.3 million, in the three months ended September 27, 2015 primarily due to an increase of $12.5 million in circulation revenues, partially offset by a $1.1 million decline in advertising revenues and a $11.1 million decrease in other revenues. Operating revenues include revenues from acquisitions.
Income from operations decreased $12.1 million, in the three months ended September 27, 2015 primarily due to an increase in litigation reserves in connection with an adverse jury verdict related to an employment litigation matter that originated prior to the spin-off, as well as slightly higher operating expenses related to the 2015 acquisition.
Nine Months Ended September 27, 2015 compared to the Nine Months Ended September 28, 2014
Operating revenues decreased 3.2%, or $39.5 million, in the nine months ended September 27, 2015 due to a $30.9 million decline in advertising revenues and a $29.1 million decrease in other revenues, partially offset by an increase of $20.5 million in circulation revenues. Operating revenues include revenues from acquisitions.
Income from operations decreased 70.3%, or $35.4 million, in the nine months ended September 27, 2015 due mainly to lower advertising revenues and an increase in litigation reserves in connection with an adverse jury verdict related to an employment litigation matter that originated prior to the spin-off.

Operating Revenues—Total operating revenues, by classification, for the three and nine months ended September 27, 2015 and September 28, 2014 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Advertising
Retail	$116,087	$114,653	1.3%	$342,954	$353,889	(3.1%)
National	36,817	37,652	(2.2%)	121,891	133,528	(8.7%)
Classified	66,868	68,537	(2.4%)	200,297	208,591	(4.0%)
Total advertising	219,772	220,842	(0.5%)	665,142	696,008	(4.4%)
Circulation	119,979	107,511	11.6%	344,288	323,828	6.3%
Other revenue
Commercial print and delivery	31,116	43,951	(29.2%)	97,325	133,792	(27.3%)
Direct mail and marketing	13,583	17,459	(22.2%)	46,107	52,987	(13.0%)
Digital marketing services	7,562	5,985	26.3%	21,280	16,935	25.7%
Content syndication and other	12,321	8,309	48.3%	36,852	26,952	36.7%
Total other revenue	64,582	75,704	(14.7%)	201,564	230,666	(12.6%)
Total operating revenues	$404,333	$404,057	0.1%	$1,210,994	$1,250,502	(3.2%)

ROP	$105,034	$103,709	1.3%	$324,984	$332,198	(2.2%)
Preprints	72,812	72,653	0.2%	214,577	225,490	(4.8%)
Digital	41,926	44,480	(5.7%)	125,581	138,320	(9.2%)
Total advertising	$219,772	$220,842	(0.5%)	$665,142	$696,008	(4.4%)
Three Months Ended September 27, 2015 compared to the Three Months Ended September 28, 2014
Advertising Revenues—Total advertising revenues decreased 0.5%, or $1.1 million, in the three months ended September 27, 2015. Classified advertising revenues decreased 2.4%, or $1.7 million, primarily due to a decrease in the recruitment and automotive categories, partially offset by increases in legal and real estate categories. National advertising revenues fell 2.2%, or $0.8 million, due primarily to declines in movies, wireless and financial, partially offset by contributions from acquisitions. Retail advertising increased 1.3%, or $1.4 million, primarily due to acquisitions, partially offset by declines in electronics, general merchandise and department store categories partially offset by acquisitions. Preprint revenues, which are primarily included in retail advertising, increased 0.2%, or $0.2 million. The declines in retail, national and classified advertising also reflect a decrease in digital advertising revenues, which are included in those categories, and decreased 5.7%, or $2.6 million in the three months ended September 27, 2015.
Circulation Revenues—Circulation revenues increased 11.6%, or $12.5 million, in the three months ended September 27, 2015 due primarily to acquisitions. These increases were partially offset by overall decreases in existing net paid circulation. Total daily net paid circulation, including acquisitions and digital editions, averaged 2.0 million copies for the three months ended September 27, 2015, up 10.6% from the prior year period. Total Sunday net paid circulation, including acquisitions and digital editions, for the three months ended September 27, 2015 averaged 3.1 million copies, up 8.9% from the comparable prior year period, primarily due to acquisitions.
Other Revenues—Other revenues decreased 14.7%, or $11.1 million, in the three months ended September 27, 2015, due primarily to declines in commercial print and delivery revenues of $12.8 million for third-party publications, including certain publications of the Sun-Times Media Group, the Wall Street Journal and the New York Times and declines in direct mail and marketing of $3.9 million. These declines were partially offset by a $1.3 million increase in revenue from MCT News Service, a partnership which was carried as an equity investment in the first quarter of 2014 and in which the Company purchased the remaining 50% interest during the second quarter 2014.

Nine Months Ended September 27, 2015 compared to the Nine Months Ended September 28, 2014
Advertising Revenues—Total advertising revenues decreased 4.4%, or $30.9 million, in the nine months ended September 27, 2015. Retail advertising fell 3.1%, or $10.9 million, due to declines in electronics, general merchandise and department stores categories, partially offset by contributions from acquisitions and an increase in the retail health care category. Preprint revenues, which are primarily included in retail advertising, decreased 4.8%, or $10.9 million. National advertising revenues fell 8.7%, or $11.6 million, due to declines in most categories, primarily wireless, movies, national health care and automobile, partially offset by contributions from acquisitions. Classified advertising revenues decreased 4.0%, or $8.3 million, primarily due to decreases in recruitment and automotive, partially offset by an increase in the legal category. These declines also reflect a decrease in digital advertising revenues, which are included in the above categories, and decreased 9.2%, or $12.7 million in the nine months ended September 27, 2015.
Circulation Revenues—Circulation revenues were up 6.3%, or $20.5 million, in the nine months ended September 27, 2015 due primarily to acquisitions. These increases were partially offset by overall decreases in existing net paid circulation. Total daily net paid circulation, including acquisitions and digital editions, averaged 2.1 million copies for the nine months ended September 27, 2015, up 10.9% from the prior year period. Total Sunday net paid circulation, including acquisitions and digital editions, for the nine months ended September 27, 2015 averaged 3.1 million copies, up 5.4% from the comparable prior year period, primarily due to acquisitions.
Other Revenues—Other revenues decreased 12.6%, or $29.1 million, in the nine months ended September 27, 2015, due primarily to declines in commercial print and delivery revenues of $36.5 million for third-party publications, including certain publications of the Sun-Times Media Group, the Wall Street Journal and the New York Times and declines in direct mail and marketing of $6.9 million. These declines were partially offset by a $9.0 million increase in revenue from MCT News Service.
Operating Costs and Expenses—Total operating expenses, by classification, for the three and nine months ended September 27, 2015 and September 28, 2014 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Compensation	$157,783	$150,762	4.7%	$463,398	$435,413	6.4%
Circulation distribution	71,197	71,408	(0.3%)	206,545	218,340	(5.4%)
Newsprint and ink	29,096	32,839	(11.4%)	91,835	103,836	(11.6%)
Outside services	42,576	30,338	40.3%	121,847	85,487	42.5%
Corporate allocations	—	15,882	*	—	90,497	*
Occupancy	16,252	14,758	10.1%	47,348	45,688	3.6%
Promotion and marketing	14,626	14,587	0.3%	42,877	39,153	9.5%
Outside printing and production	11,330	11,975	(5.4%)	35,710	34,395	3.8%
Affiliate fees	13,705	9,240	48.3%	42,185	27,715	52.2%
Other general and administrative	41,033	37,606	9.1%	104,143	100,673	3.4%
Depreciation	11,346	8,002	41.8%	33,105	13,636	*
Amortization	2,957	2,143	38.0%	7,056	5,370	31.4%
Total operating expenses	$411,901	$399,540	3.1%	$1,196,049	$1,200,203	(0.3%)
* Represents positive or negative change in excess of 100%
Three Months Ended September 27, 2015 compared to the Three Months Ended September 28, 2014
Tribune Publishing operating expenses increased 3.1%, or $12.4 million, in the three months ended September 27, 2015 compared to the same period for 2014. The increase was due primarily to acquisitions, higher outside services, affiliate fees, depreciation and an increase in the litigation reserves discussed previously, partially offset by the elimination of corporate allocations and lower circulation distribution expense and newsprint and ink.

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
Compensation Expense—Compensation expense increased 4.7%, or $7.0 million, in the three months ended September 27, 2015 due primarily to acquisitions and a decrease in the pension credit allocated from TCO in 2014 prior to the Distribution. These increases were partially offset by a decrease in accrued incentives compared to the prior year quarter.
Circulation Distribution Expense—Circulation distribution expense decreased 0.3%, or $0.2 million, primarily due to lower commercial delivery of third party publications partially offset by increases in total net paid print circulation due to acquisitions.
Newsprint and Ink Expense—Newsprint and ink expense declined 11.4%, or $3.7 million, in the three months ended September 27, 2015 due mainly to a 12.3% decrease in the average cost per ton of newsprint and a 29.2% decline in commercial printing revenue.
Outside Services Expense—Outside services expense increased 40.3%, or $12.2 million, in the three months ended September 27, 2015 due primarily to acquisitions, inclusion of technology costs subsequent to the Distribution that were previously included in corporate allocations, corporate post-spin initiatives and internal control remediation efforts.
Occupancy Expense—Occupancy expense increased 10.1%, or $1.5 million primarily due to acquisitions.
Promotion and Marketing Expenses—Promotion and marketing expense remained relatively flat in the three months ended September 27, 2015 compared to the prior year quarter.
Outside Printing and Production Expense—Outside printing and production expense includes costs related to commercial print and delivery. This expense decreased 5.4%, or $0.6 million, in the three months ended September 27, 2015 with increases from acquisitions offset by decreases in client direct mail campaigns.
Affiliate Fees Expense—Affiliate fees expense includes fees paid to Classified Ventures for online automotive ads and CareerBuilder for online employment ads. Affiliate fees expense increased 48.3%, or $4.5 million, in the three months ended September 27, 2015 due primarily to an increase in rates for Classified Ventures auto fees under a new contract implemented in the fourth quarter 2014.
Other General and Administrative Expenses—Other general and administrative expenses include repairs and maintenance and other miscellaneous expenses. These expenses increased 9.1%, or $3.4 million, in the three months ended September 27, 2015 due primarily to the $9.1 million increase in the litigation reserve as previously discussed, partially offset by a $3.8 million decrease in bad debt expense resulting from the Company recording a reserve for certain commercial delivery defaults in the three months ended September 28, 2014, and a $1.3 million decrease in insurance costs resulting from new public company insurance costs incurred in the three months ended September 28, 2014.
Depreciation and Amortization Expense—Depreciation and amortization expense increased $4.2 million in the three months ended September 27, 2015, primarily as a result of depreciation generated from technology assets that were transferred to the Company as part of the Distribution and capital assets placed in service after the Distribution.
Nine Months Ended September 27, 2015 compared to the Nine Months Ended September 28, 2014
Tribune Publishing operating expenses decreased 0.3%, or $4.2 million, in the nine months ended September 27, 2015 compared to the same period for 2014. The decrease was due primarily to the elimination of corporate allocations and lower circulation distribution expense and newsprint and ink, partially offset by higher outside services, depreciation, compensation, affiliate fees and an increase in the litigation reserves as previously discussed.
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
Compensation Expense—Compensation expense increased 6.4%, or $28.0 million, in the nine months ended September 27, 2015 due primarily to acquisitions, the addition of the technology department in the third quarter of 2014, which was part of Corporate Allocations prior to the Distribution, increases in staffing and a decrease in the pension credit allocated from TCO in 2014 prior to the Distribution. These increases were partially offset by a decrease in accrued incentives compared to the prior year and the recognition of a $7.8 million non-cash gain related to termination of certain post-retirement benefits in the first quarter of 2015.
Circulation Distribution Expense—Circulation distribution expense decreased 5.4%, or $11.8 million, primarily due to lower commercial delivery of third party publications partially offset by increases in total net paid print circulation due to acquisitions.
Newsprint and Ink Expense—Newsprint and ink expense declined 11.6%, or $12.0 million, in the nine months ended September 27, 2015 due mainly to a 7.5% decrease in the average cost per ton of newsprint and a 27.3% decline in commercial printing revenue.
Outside Services Expense—Outside services expense increased 42.5%, or $36.4 million, in the nine months ended September 27, 2015 due primarily to acquisitions, inclusion of technology costs subsequent to the Distribution that were previously included in corporate allocations, corporate post-spin initiatives and internal control remediation efforts.
Occupancy Expense—Occupancy expense increased 3.6%, or $1.7 million primarily due to acquisitions.
Promotion and Marketing Expenses—Promotion and marketing expense increased 9.5%, or $3.7 million, in the nine months ended September 27, 2015 due primarily to increased digital-focused marketing and general advertising.
Outside Printing and Production Expense—Outside printing and production expenses increased 3.8%, or $1.3 million, in the nine months ended September 27, 2015 primarily due to acquisitions, partially offset by decreased activity from client direct mail campaigns.
Affiliate Fees Expense—Affiliate fees expense increased 52.2%, or $14.5 million, in the nine months ended September 27, 2015 due primarily to an increase in rates for Classified Ventures auto fees under a new contract implemented in the fourth quarter 2014.
Other General and Administrative Expenses—Other general and administrative expenses increased 3.4%, or $3.5 million, in the nine months ended September 27, 2015 due primarily to the $9.1 million increase in the litigation reserve as previously discussed, partially offset by a $3.8 million decrease in bad debt expense resulting from the Company recording a reserve for certain commercial delivery defaults in the nine months ended September 28, 2014, and a $1.3 million decrease in insurance costs resulting from new public company insurance costs incurred in the nine months ended September 28, 2014.
Depreciation and Amortization Expense—Depreciation and amortization expense increased $21.2 million in the nine months ended September 27, 2015 primarily as a result of depreciation generated from technology assets that were transferred to the Company as part of the Distribution.

Non-operating income and expenses—Total non-operating expenses for the three and nine months ended September 27, 2015 and September 28, 2014 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Loss on equity investments, net	$(535)	$(201)	*	$(542)	$(830)	(34.7%)
Gain on investment transaction	—	—	*	—	1,484	*
Interest expense, net	(6,923)	(3,783)	83.0%	(19,121)	(3,838)	*
Reorganization items, net	80	(205)	*	(773)	(214)	*
Income tax expense (benefit)	(6,345)	484	*	(2,803)	20,082	*
* Represents positive or negative change in excess of 100%
Loss on Equity Investments, net—Loss on equity investments, net increased by $0.3 million for the three month period ended September 27, 2015 and decreased $0.3 million for the nine months ended September 27, 2015 over the prior year periods.
Interest Expense, Net—Interest expense, net increased $3.1 million and $15.3 million for the three and nine month periods ended September 27, 2015, respectively, over the prior year periods. The increase in interest expense is due to the $420 million Senior Term Facility which was initially entered into in August 2014.
Income Tax Expense (Benefit)—Income tax expense decreased $6.8 million and $22.9 million for the three and nine month periods ended September 27, 2015, respectively, over the prior year periods primarily due to a decrease in taxable income. Additionally, during the nine months ended September 27, 2015, the Company increased the estimated deferred tax rate on net deferred tax assets from 39.5% to 40.0%, which resulted in a decrease in the current period income tax expense of $0.5 million.
The effective tax rate on pretax income was 42.5% and 51.0% in the three and nine months ended September 27, 2015, respectively. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible expenses and the domestic production activities deduction. For the three and nine months ended September 28, 2014, Tribune Publishing recorded income tax expense of $0.5 million and $20.1 million, respectively. The effective tax rate on pretax income was 147.6% and 42.8% in the three and nine months ended September 28, 2014, respectively. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, nondeductible expenses, certain transaction costs not fully deductible for tax purposes and the domestic production activities deduction.

Non-GAAP Measures
Adjusted EBITDA—Adjusted EBITDA is defined as net income before income taxes, interest income, interest expense, depreciation and amortization, income and losses from equity investments, corporate management fee from TCO, pension credits, stock-based compensation, certain unusual and non-recurring items (including spin-related costs) and reorganization items.

	Three Months Ended			Nine Months Ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Net Income (Loss)	$(8,601)	$(156)	*	$(2,688)	$26,819	*

Income tax expense (benefit)	(6,345)	484	*	(2,803)	20,082	*
Loss on equity investments, net	535	201	*	542	830	(34.7%)
Gain on investment fair value adjustment	—	—	*	—	(1,484)	*
Interest expense, net	6,923	3,783	83	19,121	3,838	*
Reorganization items, net	(80)	205	*	773	214	*

Income from operations	(7,568)	4,517	*	14,945	50,299	(70.3%)

Depreciation and amortization	14,303	10,145	41%	40,161	19,006	*
Allocated depreciation (1)	—	1,731	*	—	11,707	*
Allocated corporate management fee	—	3,851	*	—	21,871	*
Restructuring, acquisition and remediation costs (2)	11,079	8,779	26.2%	28,515	23,124	23.3%
Litigation settlement (3)	9,100	3,842	*	9,100	2,975	*
Stock-based compensation (4)	2,059	869	*	5,060	2,188	*
Pension credits (5)	—	(2,052)	*	—	(12,492)	*
Gain from termination of post-retirement benefits (6)	(650)	—	*	(9,099)	—	*
Adjusted EBITDA(6)(7)	$28,323	$31,682	(10.6%)	$88,682	$118,678	(25.3%)
* Represents positive or negative change in excess of 100%
(1) -     Allocated depreciation represents depreciation for primarily technology assets that were used by Tribune Publishing prior to the spin-off. As a result of the spin-off, these technology assets were assigned to Tribune Publishing and the related depreciation is included in post-spin operating results.
(2) - Restructuring (including spin-related), acquisition and remediation costs include costs related to Tribune Publishing's internal restructuring, the distribution and separation from Tribune Media Company ("TCO"), acquisitions and material weakness remediation costs.
(3) - Adjustment to litigation settlement reserve.
(4) - Stock-based compensation is due to Tribune Publishing's and TCO's equity compensation plans and is included for comparative purposes.
(5) - Pension credits are due to allocations from TCO for Tribune Publishing employees defined benefit plan. As part of the spin-off, TCO retained this plan.

(6) -
In the first quarter of 2015, the Company did not deduct a gain of $7.8 million related to the termination of certain post-retirement benefits in the determination of Adjusted EBITDA. Management reassessed this gain and determined it is expected to be a non-recurring items and should be deducted in the determination of Adjusted EBITDA. Accordingly, the 2015 year-to-date period for Adjusted EBITDA, as presented, includes such adjustment for the non-recurring gain from termination of certain post-retirement benefits.

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

Liquidity and Capital Resources
Tribune Publishing believes that its working capital, future cash from operations and access to borrowings under the Senior ABL Facility discussed below will provide adequate resources to fund its operating and financing needs for the foreseeable future. Tribune Publishing’s access to, and the availability of, financing in the future will be impacted by many factors, including its credit rating, the liquidity of the overall capital markets and the current state of the economy. There can be no assurances that Tribune Publishing will have access to capital markets on acceptable terms.
Sources and Uses
The Company expects to fund capital expenditures, interest and principal and pension payments due in 2015 and other operating requirements through a combination of cash flows from operations and investments, available borrowings under the Company’s revolving credit facility, and any refinancings thereof, and, if necessary, disposals of assets or operations. The Company’s financial and operating performance remains subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond the control of the Company and, despite the Company’s current liquidity position, no assurances can be made that cash flows from operations and investments, future borrowings under the revolving credit facility, and any refinancings thereof, or dispositions of assets or operations will be sufficient to satisfy the Company’s future liquidity needs.
The table below details the total operating, investing and financing activity cash flows for the nine months ended September 27, 2015 and September 28, 2014 (in thousands):

	Nine Months Ended
	September 27, 2015	September 28, 2014
Net cash provided by operating activities	$61,327	$125,910
Net cash used for investing activities	(85,564)	(71,280)
Net cash provided by financing activities	42,213	(4,677)
Net increase in cash	$17,976	$49,953
Cash flow generated from operating activities is Tribune Publishing’s primary source of liquidity. Net cash provided by operating activities was $61.3 million for the nine months ended September 27, 2015, down $64.6 million from $125.9 million for the nine months ended September 28, 2014. The decrease was primarily driven by lower operating results as a result of the decline in advertising revenues as well as payments for interest, taxes and accrued incentive bonuses.
Net cash used for investing activities totaled $85.6 million in the nine months ended September 27, 2015 and included $67.8 million used for acquisitions and $27.5 million used for capital expenditures, partially offset by $10.5 million provided by a reduction in restricted cash. Net cash used for investing activities totaled $71.3 million in the nine months ended September 28, 2014 and was comprised of acquisitions and capital expenditures, partially offset by a reduction in restricted cash.
Net cash provided by financing activities totaled $42.2 million in the nine months ended September 27, 2015. During the period the Company had proceeds from the issuance of senior debt, net of discount, of $69.0 million, $14.4 million used for loan payments on senior debt, $9.1 million used for payment of stockholder dividends and $2.7 million used for payment of financing costs related to the issuance of senior debt. In the nine months ended September 28, 2014, the Company's financing activities included issuance of $346.5 million of variable rate debt, net of discount, offset by payment of a $275.0 million dividend to TCO and $66.2 million in other transactions with TCO.
Dividends
On September 3, 2015, the Board of Directors of the Company declared a dividend of $0.175 per share on common stock outstanding, to be paid on October 29, 2015, to stockholders of record on October 1, 2015.
On August 14, 2015, the Company paid a dividend of $0.175 per share on common stock outstanding, to stockholders of record on July 15, 2015. On May 15, 2015, the Company paid a dividend of $0.175 per share on common stock outstanding, to stockholders of record on April 15, 2015.
Stock Repurchases
In August 2015, our Board of Directors authorized $30 million to be used for stock repurchases for 24 months from the date of authorization. Any stock repurchases under the stock repurchase plan may be made in the open market, through privately negotiated transactions or other means. The stock repurchase plan may be modified or discontinued at any time without prior notice. Repurchased shares become a part of treasury stock.
During the third quarter of fiscal 2015, the Company repurchased 121,168 shares of common stock for an aggregate purchase price of $1.4 million. The Company has $28.6 million remaining authorization under the stock repurchase plan at September 27, 2015.
The San Diego Union-Tribune Acquisition
On May 21, 2015, the Company purchased The San Diego Union-Tribune (f/k/a the U-T San Diego) and nine community weeklies and related digital properties in San Diego County, California. The purchase price was $85 million, consisting of $73 million in cash, less a $2 million preliminary working capital adjustment at close, and $12 million in Tribune Publishing common stock, or 700,869 shares. The Company financed the cash portion of the purchase price with a combination of cash-on-hand and funds available under the Company's existing Senior ABL Facility as well as the net proceeds of the expansion of the Term Loans described below. Related to the shares issued, the Company entered into a registration rights agreement with the seller, whereby the seller is entitled to certain registration rights with respect to the 700,869 shares of common stock of the Company acquired in connection with the acquisition. Pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3 on August 12, 2015 to register the shares issued to the seller. In the three months ended September 27, 2015, the Company received the final working capital adjustment of $2.6 million in cash from the seller. As part of the acquisition the Company became the sponsor of a single employer defined benefit plan that has and will require approximately $3 million in contributions in 2015.
Employee Voluntary Separation Program
On October 5, 2015, the Company offered an Employee Voluntary Separation Program (EVSP), which provides enhanced separation benefits to eligible non-union employees with more than one year of service.  The Company expects a net reduction in total headcount of approximately 7% as a result of this program.  The Company plans to fund the EVSP through salary continuation starting immediately and continuing through the first half of 2018. The Company expects the

EVSP will result in a charge of approximately $55 million for all related severance, benefits and taxes. During the fourth quarter of 2015, the Company will record a charge estimated at $47 million related to the EVSP, partially offset by a non-cash gain for curtailment of post-retirement medical benefits, subject to the number of employees accepted into the EVSP.
Litigation Reserve
On November 4, 2015, the Company received an adverse jury verdict in an employment litigation matter that originated prior to the spin-off. Accordingly, for the three and nine-month periods ended September 27, 2015, the Company has recorded a $9.1 million litigation reserve for this matter, composed of $7.1 million for the judgment and $2.0 million for the estimated amount of legal fees and expenses. The Company plans to appeal the verdict.
Senior Term Facility
On August 4, 2014, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”), and the lenders party thereto (the “Senior Term Facility”). The Senior Term Facility originally provided for secured loans (the “Term Loans”) in the aggregate principal amount of $350.0 million. The Senior Term Facility will mature on August 4, 2021. The Term Loans bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. The Term Loans amortize in equal quarterly installments equal to 1.25% of principal amounts borrowed against the Senior Term Facility with the balance payable on the maturity date, August 4, 2021. The Senior Term Facility initially provided that it could be expanded by an amount up to (i) the greater of $100.0 million and an amount as will not cause the net senior secured leverage ratio after giving effect to such incurrence to exceed 2:1, plus (ii) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility, subject to certain conditions. As of September 27, 2015, $70 million of the expansion had been drawn for the acquisition described previously. Tribune Publishing Company is the borrower under the Senior Term Facility and each of the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing Company and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. As of September 27, 2015, the outstanding balance under the Senior Term Facility is $406.0 million, the unamortized balance of the discount is $3.9 million and the Company was in compliance with the covenants of the Senior Term Facility. The weighted average interest rate for the variable rate debt is 5.75%.
Senior ABL Facility
On August 4, 2014, Tribune Publishing Company and the Subsidiary Guarantors entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility will mature on August 4, 2019. The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits Tribune Publishing Company to increase the commitments under the Senior ABL Facility by up to $75.0 million. The Senior ABL Facility bears interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. Tribune Publishing Company and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. Tribune Publishing Company and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. The Senior ABL Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing Company and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. Customary fees will be payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. As of September 27, 2015, $23.6 million of the Senior ABL Facility availability supported an outstanding undrawn letter of credit in the same amount.
Letter of Credit Agreement
On August 4, 2014, Tribune Publishing Company and JPMorgan Chase Bank, N.A., as letter of credit issuer (the “L/C Issuer”) entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of standby letters of credit of up to a maximum aggregate principal face of $30.0 million. The Letter of Credit Agreement permits Tribune Publishing Company, at the sole discretion of L/C Issuer, to request an increase of the amount available to be issued under the Letter of Credit Agreement up to an aggregate maximum face amount of $50.0 million. The Letter of Credit Agreement is scheduled to terminate on August 4, 2019. As of September 27, 2015, a $17.0 million undrawn letter of credit was outstanding against the Letter of Credit Agreement. This letter of credit was collateralized with $17.0 million of cash held in a specified cash collateral account. During the quarter ended September 27, 2015, the Company was notified that an outstanding letter of credit agreement was reduced from $27.5 million to $17.0 million. Accordingly, the Company received $10.5 million from the cash collateral account during the quarter. The specified cash account is required to remain as long as the undrawn letter of credit remains outstanding and is recorded in restricted cash in the Consolidated and Combined Balance Sheets.
Goodwill and Other Indefinite-lived Intangible Assets
Tribune Publishing reviews goodwill and other indefinite-lived intangible assets, which include only newspaper mastheads, for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired. The Company has determined that the reporting units are the eight newspaper media groups and the aggregate of its national businesses.
Tribune Publishing’s annual impairment review measurement date is in the fourth quarter of each year. The estimated fair value of goodwill is determined using many critical factors, including projected future operating cash flows, revenue and market growth, market multiples, discount rates and consideration of market valuations of comparable companies. The estimated fair values of other intangible assets subject to the annual impairment review are calculated based on projected future discounted cash flow analysis. The development of estimated fair values requires the use of assumptions, including assumptions regarding revenue and market growth as well as specific economic factors in the publishing industry such as operating margins and royalty rates for newspaper mastheads. These assumptions reflect Tribune Publishing’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of Tribune Publishing’s control. Further erosion of general economic, market or business conditions could have a negative impact on our business and stock price, which may require that we record impairment charges in the future, which negatively affects our results of operations.
New Accounting Standards
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Topic 805, Simplifying the Accounting for Measurement-Period Adjustments, which provides guidance to entities that have provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. This ASU is effective for reporting periods beginning after December 15, 2015. The Company adopted ASU 2015-16 in the third quarter of 2015. The adoption of ASU 2015-16 has been immaterial to the Company's consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Topic 330, Simplifying the Measurement of Inventory. This ASU requires an entity to measure inventory at the lower of cost or net realizable value, which consists of the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. This ASU is effective for reporting periods beginning after December 15, 2016. The guidance is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the effect that adoption will have on its consolidated financial statements and the date on which to adopt the accounting standard.
In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. This ASU is effective for reporting periods beginning after December 15, 2015. The Company will adopt the standard in the first quarter of 2016. The Company is evaluating the effect that adoption will have on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for reporting periods beginning after December 15, 2015 and interim periods therein. It is to be applied retrospectively and early adoption is permitted. ASU 2015-03 affects presentation only and will have no effect on the Company's financial condition, results of operations or cash flows. The Company expects to adopt this standard in the first quarter of 2016.
In May 2014, the FASB issued ASU 2014-09, Topic 606, Revenue from Contracts with Customers, concerning revenue recognition. The new standard supersedes a majority of existing revenue recognition guidance under U.S. GAAP, and requires a company to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. ASU 2014-09 allows for either a “full retrospective” adoption or a “modified retrospective” adoption. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017 and to permit companies to voluntarily adopt the new standard as of the original effective date. The Company will adopt this standard on January 1, 2018. The Company is currently evaluating the revenue recognition impact this guidance will have once implemented and the implementation approach to be used.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 27, 2015, there had been no material changes in the Company’s exposure to market risk from the disclosure included in the annual report on Form 10-K as filed with the SEC on March 25, 2015.
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

Changes in Internal Control Over Financial Reporting
Management believes that significant progress has been made prior to filing this Quarterly Report on Form 10-Q in remediating the underlying causes of the material weaknesses. We have taken, and will continue to take, a number of actions to remediate these material weaknesses. Among other things, we have:

•	augmented accounting and finance resources and hired additional accounting and finance professionals;

•	enhanced the documentation of key controls and account reconciliations; and

•	engaged a public accounting firm to assist with our SOX remediation design and testing.
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
Other than as expressly noted above, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended September 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed above, the Company completed the acquisition of MLIM, LLC on May 21, 2015, including its principal operating entity, The San Diego Union-Tribune, LLC. The Company is currently integrating The San Diego Union-Tribune, LLC into its existing internal control over financial reporting processes. In executing this integration, the Company is analyzing, evaluating, and, where necessary, may make changes in controls and procedures related to The San Diego Union-Tribune, LLC operations. The Company expects that this process will be completed in fiscal year 2016. The Company expects to exclude The San Diego Union-Tribune, LLC from its assessment of internal control over financial reporting as of December 27, 2015, in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition.
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
Item 1A. Risk Factors
In addition to the other information in this report, you should carefully consider the discussion under “Risk Factors” in Item 1A. as filed in the Company's Annual Report on Form 10-K filed with the SEC on March 25, 2015 and as supplemented in Part II Item IA of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2015. There have been no material changes to our risk factors as disclosed in such filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of our equity securities during the fiscal quarter ended September 27, 2015 on a trade date basis were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (1)
				(In thousands)
June 29 through August 2, 2015	—	—	—	—
August 3 through August 30, 2015	35,000	$11.55	35,000	$29,596
August 31 through September 27, 2015	86,168	$11.18	86,168	$28,632
Total	121,168	$11.29	121,168

(1)	In August 2015, our Board of Directors authorized $30 million to be used for stock repurchases for 24 months from the date of authorization.
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

10.1~	Employment Agreement, by and between Tribune Publishing Company, LLC and Tony Hunter, dated as of August 27, 2015.

10.2~	Employment Agreement, by and between Tribune Publishing Company, LLC and Timothy E. Ryan, dated as of September 7, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIBUNE PUBLISHING COMPANY

November 10, 2015	By:	/s/ Sandra J. Martin
Sandra J. Martin
(Chief Financial Officer and Principal Accounting Officer)