Form 10-K
period 2015-12-27
Tribune Publishing Co
filed 2016-03-14
CIK 1593195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 27, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
Tribune Publishing Company
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

435 North Michigan Avenue
Chicago Illinois	60611
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (312) 222-9100
Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)
Common Stock, par value $.01 per share	New York Stock Exchange
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

Large accelerated filer ____	Accelerated filer X
Non-accelerated filer	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $422,770,157 based upon the closing market price of $16.10 per share of Common Stock on the New York Stock Exchange as of June 26, 2015.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2016
Common Stock, par value $0.01 per share	31,657,676
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend,” “may,” “will,” “plan,” “seek” and similar expressions generally identify forward-looking statements. However, such words are not the exclusive means for identifying forward-looking statements, and their absence does not mean that the statement is not forward looking. Whether or not any such forward-looking statements are, in fact, achieved will depend on future events, some of which are beyond our control. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Tribune Publishing’s award-winning media groups include the Chicago Tribune Media Group, the California News Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, The Morning Call Media Group and the Daily Press Media Group. The Company’s diverse offerings also include a suite of digital, custom content, and direct mail services and solutions for marketers, including: Tribune Content Agency, a syndication and licensing business that delivers daily news service, video and syndicated premium content to more than 3,000 media and digital publishers in 92 countries; Tribune Direct, a one-stop direct-marketing solution that works with advertisers to create and execute various direct mail campaigns; and Tribune Content Solutions, the Company’s in-house digital marketing services group, which partners with local and regional businesses to develop and execute online strategies and custom-content solutions. The Company operates as one reportable segment.

In March 2014, The Baltimore Sun Media Group acquired the Baltimore City Paper and its related publications. In April 2014, the Hartford Courant Media Group acquired Reminder Media and its related publications in eastern and northern Connecticut. In May 2014, The Baltimore Sun Media Group acquired The Capital and the Carroll County Times and their related publications. In May 2014, Tribune Publishing’s subsidiary, TCA News Service, LLC, acquired the outstanding 50% interest in McClatchy/Tribune Information Services (“MCT”), making the subsidiary wholly-owned. In August 2014, the Company acquired a 20% equity interest in Contend, LLC (“Contend”), a content creation company. In October 2014, the Chicago Tribune Media Group acquired six daily and 32 weekly suburban news and information brands from Wrapports, LLC (“Wrapports”). In May 2015, the Company acquired The San Diego Union-Tribune (f/k/a the U-T San Diego) and nine community weeklies and related digital properties in San Diego County, California. For further information regarding the Company’s acquisitions, see Note 6 and Note 9 of the Consolidated and Combined Financial Statements.
Tribune Publishing’s core products include:

•	11 major daily newspapers in 9 major markets with total Sunday circulation of approximately 2.4 million copies;

•	160 community/niche publications and products, primarily published weekly or monthly;

•
More than 120 digital platforms online and on mobile, collectively attracting more than 51.2 million unique visitors during the month of December 2015 based on the comScore Multi-platform Media Report for such period; and

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
The Company’s three primary revenue streams are advertising and marketing services, circulation and third-party printing and distribution. Our advertising and marketing services are delivered to customers through three main channels: run of press (“ROP”), preprint and digital. ROP advertising is comprised of advertisements that are printed in the newspapers while preprint advertising primarily consists of glossy, color inserts that are delivered as part of the newspaper, in the mail or by carrier. Digital advertising is primarily related to advertising revenue sold on our owned and operated newspaper websites. Circulation revenue results from the sale of print and digital editions of newspapers to individual subscribers and the sale of print editions of newspapers to sales outlets, which re-sell the newspapers. The Company generates third-party print and distribution revenue by printing and distributing a number of national and local newspapers.
Restructuring and Spin-off from TCO
On December 8, 2008 (the “Petition Date”), TCO and 110 of its direct and indirect wholly-owned subsidiaries (each a “Debtor” and, collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 (“Chapter 11”) of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On March 16, 2015, the Chapter 11 estates of 88 of the Debtors were closed by a final decree issued by the Bankruptcy Court. On July 24, 2015, the Chapter 11 estates of an additional 8 of the Debtors were closed by a final decree. The remaining Debtors’ Chapter 11 cases, including several of the Tribune Publishing Debtors’ cases, have not yet been closed by the Bankruptcy Court and continue to be jointly administered under the caption “In re: Tribune Media Company, et al.,” Case No. 111-08-13141. Certain of the legal entities included in the Consolidated and Combined Financial Statements of Tribune Publishing were Debtors or, as a result of the restructuring transactions described below, are successor legal entities to legal entities that were Debtors (collectively, the “Tribune Publishing Debtors”). A joint plan of reorganization for the Debtors (the “Plan”), including the Tribune Publishing Debtors, became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). For details of the proceedings under Chapter 11 and the terms of the Plan, see Note 2 of the Consolidated and Combined Financial Statements included elsewhere in this report.
On July 10, 2013, TCO announced its plan to spin-off essentially all of its publishing business into an independent company (the “Distribution”). The business represented the principal publishing operations of TCO and certain other entities wholly-owned by TCO, as described below, and was organized as a new company, Tribune Publishing. On August 4, 2014 (“Distribution Date”), TCO completed the spin-off of its principal publishing operations into an independent company, Tribune Publishing, by distributing 98.5% of the outstanding shares of Tribune Publishing common stock to holders of TCO common stock and warrants. In the Distribution, each holder of TCO Class A common stock, Class B common stock and warrants received 0.25 of a share of Tribune Publishing common stock for each share of TCO common stock or TCO warrant held as of the record date of July 28, 2014. Based on the number of shares of TCO common stock and TCO warrants outstanding as of 5:00 P.M. Eastern time on July 28, 2014 and the distribution ratio, 25,042,263 shares of Tribune Publishing common stock were distributed to the TCO stockholders and holders of TCO warrants and TCO retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of outstanding common stock of Tribune Publishing. Subsequent to the Distribution, Tribune Publishing became a separate publicly-traded company with its own board of directors and senior management team. Shares of Tribune Publishing common stock are listed on the New York Stock Exchange under the symbol “TPUB.” In connection with the spin-off, Tribune Publishing paid a $275.0 million cash dividend to TCO from a portion of the proceeds of a senior secured credit facility entered into by Tribune Publishing.
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
As of December 27, 2015, Tribune Publishing’s prominent publications included:

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
ForSaleByOwner.com is a national consumer-to-consumer focused real estate website. The site has been the largest “by owner” website in the country since 1999. The majority of the revenue generated by ForSaleByOwner.com is e-commerce, but approximately one third of its revenue is generated through an in-house call center and strategic partnerships with service providers in the real estate industry. The business generates the majority of its revenue by selling listing packages directly to home sellers who receive online advertising, home pricing tools, marketing advice, yard signs and technical support. ForSaleByOwner.com also sells packages that allow home sellers to syndicate to other national websites such as Zillow and Realtor.com as well as their local multiple listing service.
Tribune Content Agency (“TCA”) is a syndication and licensing business providing quality content solutions for publishers around the globe.  Working with a vast collection of the world’s best sources, we deliver a daily news service and syndicated premium content to over 3,000 media and digital information publishers in 92 countries. Tribune News Service delivers the best material from 70 leading companies, including Los Angeles Times, Chicago Tribune, Bloomberg News, Miami Herald, The Dallas Morning News, Seattle Times and The Philadelphia Inquirer. Tribune Premium Content syndicates columnists such as Arianna Huffington, Cal Thomas, Clarence Page, Ask Amy, Mario Batali and Rick Steves. TCA manages the licensing of premium content from publications such as Rolling Stone, The Atlantic, Fast Company, Mayo Clinic, Variety and many more. TCA Originals is a new service that matches remarkable journalism with Hollywood movie and TV producers for video storytelling. TCA traces its roots to 1918.
We contract with a number of national and local newspapers to both print and distribute their respective publications in local markets where we are a newspaper publisher. In some instances where we print publications, we also manage and procure newsprint, ink and plates on their behalf. These arrangements allow us to leverage our investment in infrastructure in those markets to support our own publications. As a result, these arrangements tend to contribute significant incremental profitability relative to the underlying revenues. We currently distribute national newspapers (including USA Today, The New York Times, and The Wall Street Journal) in our local markets under multiple agreements. Additionally, both in Los Angeles and Chicago, we provide some or all of these services to other local publications.
Revenue Sources
In 2015, 57.1% of Tribune Publishing operating revenues were derived from advertising and marketing services. These revenues were generated from the sale of advertising space in published issues of the newspapers and on interactive websites, from the delivery of preprinted advertising supplements and providing print and digital marketing services. Approximately 27.9% of operating revenues for 2015 were generated from the sale of newspapers, digital subscriptions and other publications to individual subscribers or to sales outlets, which re-sell the newspapers. The remaining 15.1% of operating revenues for 2015 were generated from the provision of commercial printing and delivery services to other newspapers, direct mail advertising and services, the distribution of syndicated content, and other related activities.
Advertising revenue includes newspaper print advertising, digital advertising and marketing services. Newspaper print advertising is typically in the form of display or preprint advertising whereas digital advertising can be in the form of display, banner ads, coupon ads, video, search advertising and linear ads placed on Tribune Publishing and affiliated websites. Advertising services include development of mobile websites, search engine marketing and optimization, social media account management and content marketing for its customers’ web presence for small to medium size businesses. In the fourth quarter of 2015, the Company reclassified digital marketing services previously reported in Other revenue to Advertising revenue. Prior periods have been adjusted to reflect this reclassification. Advertising and marketing services revenues are comprised of three basic categories: retail, national and classified. Retail is a category of customers who tend to do business directly with the general public. National is a category of customers who tend to do business directly with other businesses. Classified is a type of advertising which is other than display or preprint.
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
Circulation revenue results from the sale of print and digital editions of the Company’s newspapers to individual subscribers and the sale of print editions of the Company’s newspapers to sales outlets, which re-sell the newspapers.
Other revenues are derived from direct mail services, commercial printing and delivery services provided to other newspapers, direct mail advertising and other related activities.
Tribune Publishing uses operating revenues, income from operations and Adjusted EBITDA to measure financial performance. In addition, Tribune Publishing uses average net paid circulation for its newspapers, together with other factors, to measure its market share and performance. Net paid circulation includes both individually paid copy sales (home delivery, single copy and digital copy sales) and other paid copy sales (education, sponsored and hotel copy sales).
Tribune Publishing’s results of operations, when examined on a quarterly basis, reflect the seasonality of Tribune Publishing’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter reflect spring advertising revenues, while the fourth quarter includes advertising revenues related to the holiday season.
Competition
Each of our 11 major daily newspapers holds a leading market position in their respective DMAs, or designated market areas, as determined by Nielsen, and competes for readership and advertising with both local or community newspapers as well as national newspapers and other traditional and web-based media sources. We face competition for both advertising dollars and consumers’ dollars and attention.
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
To address the structural shift to digital media, our daily newspapers provide editorial content on a wide variety of platforms and formats - from our printed daily newspaper to our leading local websites; on social network sites such as

Facebook and Twitter; on smartphones and e-readers; on websites and blogs; in niche online publications and in e-mail newsletters. In fiscal year 2015, the Company has made significant progress in our digital transformation including:

•	Ensuring we have a solid, flexible and agile technology platform and product development approach;

•	Developing consumer-led and data-driven local and national product platforms;

•	Growing audience reach and engagement across the portfolio;

•	Optimizing our digital consumer, advertising and alternative revenue streams, and

•	Laying the groundwork for a mobile-first development culture.
Raw Materials
As a publisher of newspapers, Tribune Publishing utilizes substantial quantities of various types of paper. During 2015, we consumed approximately 185 thousand metric tons of newsprint. We currently obtain the majority of our newsprint from six North American suppliers, primarily under long-term contracts. Substantially all of our paper purchasing is done on a regional, volume purchase basis, and draws upon Canadian and U.S. based suppliers. We believe that our current sources of paper supply are adequate. Our earnings are sensitive to changes in newsprint prices. Newsprint and ink expense accounted for 7.4% of total operating expenses in fiscal year 2015.
Employees
As of December 27, 2015, we had approximately 7,165 full-time and part-time employees, including approximately 842 employees represented by various employee unions. We believe our relations with our employees are satisfactory.
Intellectual Property
Currently, we do not face major barriers to our operations from patents owned by third parties. However, because we operate a large number of websites and mobile applications in high-visibility markets, we do defend patent litigation, from time to time, brought primarily by non-practicing entities, as opposed to marketplace competitors. We have sought patent protection in certain instances; however, we do not consider patents to be material to our business as a whole. Of greater importance to our overall business are the federal, international and state trademark registrations and applications that protect, along with our common law rights, our brands, certain of which are long-standing and well known, such as Los Angeles Times, Chicago Tribune and The Hartford Courant. Generally, the duration of a trademark registration is perpetual, if it is renewed on a timely basis and continues to be used properly as a trademark. We also own a large number of copyrights, none of which individually is material to the business. We maintain certain licensing and content sharing relationships with third-party content providers that allow us to produce the particular content mix we provide to our customers in our markets. In connection with the Distribution, we entered into a number of agreements with TCO or its subsidiaries that provide for licenses to certain intellectual property, and in particular, we entered into a license agreement with TCO that provides a non-exclusive, royalty-free license for us to use certain trademarks, service marks and trade names, including the Tribune name. Other than the foregoing and commercially available software licenses, we do not believe that any of our licenses to third-party intellectual property are material to our business as a whole.
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

Item 1A.    Risk Factors
Investors should carefully consider each of the following risks, together with all of the other information in this Annual Report on Form 10-K, in evaluating an investment in the Company’s common stock. Some of the following risks relate to the Company’s business, indebtedness, the securities markets and ownership of the Company’s common stock. Other risks relate to the separation from TCO and the effect of the separation from TCO. If any of the following risks and uncertainties develop into actual events, the Company could be materially and adversely affected. If this occurs, the trading price of the Company’s common stock could decline, and investors may lose all or part of their investment.
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

In addition, the range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising than for print advertising. Digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale are also playing a more significant role in the advertising marketplace and causing downward pricing pressure. In addition, evolving standards for delivery of digital advertising, such as viewability, could adversely affect advertising revenues. Consequently, our digital advertising revenue may not be able to replace print advertising revenue lost as a result of the shift to digital consumption. A decrease in our customers’ advertising expenditures, reduced demand for our offerings or a surplus of advertising inventory could lead to a reduction in pricing and advertising spending, which could have an adverse effect on our businesses and assets. Our inability to maintain and/or improve the performance of our customers’ advertising results on our digital properties may negatively influence rates we achieve in the marketplace for our advertising inventory.
Paywalls on our newspaper websites require users to pay for content after accessing a limited number of pages or news articles for free each month. Our ability to build a subscriber base on our digital platforms through these packages depends on market acceptance, consumer habits, pricing, an adequate online infrastructure, terms of delivery platforms and other factors. In addition, the paywall may result in fewer page views or unique visitors to our websites if digital viewers are unwilling to pay to gain access to our digital content. Stagnation or a decline in website traffic levels may adversely affect our advertiser base and advertising rates and result in a decline in digital revenue. In order to retain and grow our digital subscription base and audience, we may have to further evolve our digital subscription model, address changing consumer requirements and develop and improve our digital products while continuing to deliver high-quality journalism and content that is interesting and relevant to our audience. There can be no assurance that we will be able to successfully maintain and increase our digital subscription base and audience or that we will be able to do so without taking steps such as reducing pricing or increasing costs that would affect our financial condition and results of operations.
Technological developments also pose other challenges that could adversely affect our operating revenues and competitive position. New delivery platforms may lead to pricing restrictions, the loss of distribution control and the loss of a direct relationship with consumers. Our advertising and circulation revenues have declined, reflecting general trends in the newspaper industry, including declining newspaper buying (by young people in particular) and the migration to other available forms of media for news. We may also be adversely affected if the use of technology developed to block the display of advertising on websites and mobile devices proliferates.
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
Our newspapers, and the newspaper industry as a whole, are experiencing challenges to maintain or grow print circulation and circulation revenue. This results from, among other factors, increased competition from other media, particularly the Internet (which are often free to users), changing newspaper readership demographics and shifting preferences among some consumers to receive all or a portion of their news other than from a newspaper. These factors could affect our ability to implement circulation price increases for our print products.
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
In 2015, we generated approximately 8.5% of our revenue from printing and distributing third-party publications, and our relationships with these third parties are generally pursuant to short-term contracts. As a result, if the macroeconomic and industry trends described herein such as the sensitivity to perceived economic weakness of discretionary spending available to advertisers and subscribers, circulation declines, shifts in consumer habits and the increasing popularity of digital media affect those third parties, we may lose, in whole or in part, a substantial source of revenue.
A decision by any of the three largest national publications or the major local publications to cease publishing and distribution in those markets, or seek alternatives to their current business practice of partnering with us, could materially impact our profitability.

If we are unable to execute cost-control measures successfully, our total operating costs may be greater than expected, which would adversely affect our profitability.
Commencing in 2014, we have taken steps to reduce operating costs by implementing general cost-control measures across the Company, which include offering employee buyouts and amending retirement benefits, and we plan to continue these cost management efforts. If we do not achieve expected savings or our operating costs increase as a result of investments in strategic initiatives, our total operating costs would be greater than anticipated. In addition, if we do not manage our costs properly, such efforts may affect the quality of our products and our ability to generate future revenues. Reductions in staff and employee benefits and changes to our compensation structure could also adversely affect our ability to attract and retain key employees.
Significant portions of our expenses are fixed costs that neither increase nor decrease proportionately with revenues. If we are not able to implement further cost-control efforts or reduce our fixed costs sufficiently in response to a decline in our revenues, this could adversely affect our results of operations.
Newsprint prices may continue to be volatile and difficult to predict and control.
Newsprint and ink expense was 7.4% of our total operating expenses in 2015. The price of newsprint has historically been volatile and the consolidation of North American newsprint mills over the years has reduced the number of suppliers. We have historically been able to realize favorable newsprint pricing by virtue of our company-wide volume and a long-term contract with a significant supplier. Failure to maintain our current consumption levels, further supplier consolidation or the inability to maintain our existing relationships with our newsprint suppliers may adversely affect newsprint prices in the future.
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
We rely on third-party service providers for various services.
We rely on third-party service providers for various services. We do not control the operation of these service providers. If any of these third-party service providers terminate their relationship with us, or do not provide an adequate level of service, it would be disruptive to our business as we seek to replace the service provider or remedy the inadequate level of service. This disruption may adversely affect our operating results.
Significant problems with our key systems or those of our third-party service providers could have a material adverse effect on our operating results.
The systems underlying the operations of each of our businesses are complex and diverse, and must efficiently integrate with third-party systems, such as wire feeds, video playout systems and credit card processors. Key systems include, without limitation, billing, website and database management, customer support, editorial content management, advertisement and circulation serving and management systems, and internal financial systems. Some of these systems are outsourced to third parties. We or our third-party service providers may experience problems with these systems. All information technology and communication systems are subject to reliability issues, integration and compatibility concerns, and security-threatening intrusions. The continued and uninterrupted performance of our key systems is critical to our success. Unanticipated problems affecting these systems could cause interruptions in our services. In addition, if our third-party service providers face financial or other difficulties, our business could be adversely impacted. Any significant errors, damage, failures, interruptions, delays, or other problems with our systems, our backup systems or our third-party service providers or their systems could adversely impact our ability to satisfy our customers or operate our businesses, and could have a material adverse effect on our operating results.
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
From time to time, we could be party to litigation, including matters relating to alleged libel or defamation or employment-related matters, in addition to regulatory, environmental and other proceedings with governmental authorities and administrative agencies. Adverse outcomes in lawsuits or investigations may result in significant monetary damages or injunctive relief that may adversely affect our operating results, financial condition and cash flows as well as our ability to conduct our businesses as we are presently conducting them.
In some instances, third parties may have an obligation to indemnify us for liabilities related to litigation or governmental investigations, and may be unable to, or fail to fulfill such obligations.  For example, in connection with The San Diego Union-Tribune acquisition, the seller agreed to indemnify us for certain outstanding legal matters, including the carrier litigation matter (see Note 6 to the Consolidated and Combined Financial Statements for further information). It is possible that the resolution of one or more such legal matters could result in significant monetary damages. The carrier litigation matter, for example, is being appealed and if adversely determined against us, could result in a final minimum damages award of $10 million, which increases as interest accrues on the unpaid judgment. If the seller in The San Diego Union-Tribune acquisition were to fail to indemnify us, we would be responsible for the monetary damages, which could adversely affect our financial condition and cash flow.
We may not achieve the acquisition component of our business strategy, or successfully complete strategic acquisitions, investments or divestitures.
We continuously evaluate our businesses and make strategic acquisitions, investments and divestitures as part of our strategic plan. For example, in May 2015, we acquired The San Diego Union-Tribune (f/k/a the U-T San Diego) and nine community weeklies and related digital properties in San Diego, California. This and other transactions involve challenges and risks in negotiation, execution, valuation and integration. There can be no assurance that any such acquisitions, investments or divestitures can be completed.
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
Acquisitions involve a number of risks, including, (i) problems implementing disclosure controls and procedures for the newly acquired business; (ii) the challenges in achieving strategic objectives, cost savings and other anticipated benefits; (iii) unforeseen difficulties extending internal control over financial reporting and performing the required assessment at the newly acquired business; (iv) potential adverse short-term effects on operating results through increased costs or otherwise; (v) potential future impairments of goodwill associated with the acquired business; (vi) diversion of management’s attention and failure to recruit new, and retain existing, key personnel of the acquired business; (vii) failure to successfully implement systems integration; (viii) exceeding the capability of our systems; (ix) the risks inherent in the systems of the acquired business and risks associated with unanticipated events or liabilities, any of which could have a material adverse effect on our business, financial condition and results of operations; and (x) stockholder dilution if an acquisition, such as The San Diego Union-Tribune acquisition, is consummated (in whole or in part) through an issuance of our securities.
Our ability to execute an acquisition strategy may also encounter limitations in completing transactions.  Among other considerations, we may not be able to obtain necessary financing on attractive terms or at all, and we may face regulatory considerations that limit the identity of candidates with whom we are permitted to proceed or impose delays.
Continued economic uncertainty and the impact on our business or changes to our business and operations may result in goodwill and masthead impairment charges.
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets which we review both on an annual basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. Erosion of general economic, market or business conditions could have a negative impact on our business and stock price, which may require that we record impairment charges in the future, which negatively affects our results of operations. If a determination is made that a significant impairment in value of goodwill, other intangible assets or long-lived assets has occurred, such determination could require us to impair a substantial portion of our assets. Asset impairments could have a material adverse effect on our financial condition and results of operations.
We assumed an underfunded pension liability as part of The San Diego Union-Tribune acquisition.
The San Diego Union-Tribune, LLC Retirement Plan is currently underfunded. As a result, our pension funding requirements could increase due to a reduction in the plan’s funded status. The extent of underfunding is directly affected by changes in interest rates and asset returns in the securities markets. It also is affected by the rate and age of employee retirements, along with actual experience compared to actuarial projections. These items affect pension plan assets and the calculation of pension obligations and expenses. Such changes could increase the cost to our obligations, which could have a material adverse effect on our results and our ability to meet those obligations. In addition, changes in the law, rules, or governmental regulations with respect to pension funding could also materially and adversely affect cash flow and our ability to meet our pension obligations.
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
On March 31, 2010, the Drivers’ Plan was certified by its actuary to be in critical status for the plan year beginning January 1, 2010. As a result, the trustees of the Drivers’ Plan were required to adopt and implement a rehabilitation plan as of January 1, 2011 designed to enable the Drivers’ Plan to cease being in critical status within the period of time stipulated by the Internal Revenue Code (the “IRC”). The terms of the rehabilitation plan adopted by the trustees require Tribune Publishing to make increased contributions beginning on January 1, 2011 through December 31, 2025, and the trustees of the Drivers’ Plan project that it will emerge from critical status on January 1, 2026. Based on the actuarial assumptions utilized as of January 1, 2010 to develop the rehabilitation plan, it is estimated that Tribune Publishing’s remaining share of the funding obligations to the Drivers’ Plan during the rehabilitation plan period is approximately $76.5 million as of December 27, 2015.

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
As of December 27, 2015, union employees comprised approximately 12% of our workforce. We are required to negotiate collective bargaining agreements across our business units on an ongoing basis. Complications in labor negotiations can lead to work slowdowns or other business interruptions and greater overall employee costs. If we or our suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions or others could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by disrupting our ability to provide customers with our products or services. Depending on its duration, any lockout, strike or work stoppage may have an adverse effect on our operating revenues, cash flows or operating income or the timing thereof.
Our revenues and operating results fluctuate on a seasonal basis and may suffer if revenues during the peak season do not meet our expectations.
Our advertising business is seasonal, and our quarterly revenues and operating results typically exhibit seasonality. Our revenues and operating results tend to be higher in the second and fourth quarters than the first and third quarters. Results for the second quarter reflect spring advertising revenues, while the fourth quarter includes advertising revenues related to the holiday season. Our operating results may suffer if advertising revenues during the second and fourth quarters do not meet expectations. Our working capital and cash flows also fluctuate as a result of this seasonality. Moreover, the operational risks described elsewhere in these risk factors may be significantly exacerbated if those risks were to occur during the fourth quarter.
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
The historical financial information we have included in this report for the period prior to the Distribution may not reflect what our results of operations, financial position and cash flows would have been had we been a separate public company during the periods presented or be indicative of what our results of operations, financial position, and cash flows may be in the future as a separate public company. The historical financial information for the periods prior to the Distribution does not reflect the increased costs associated with being a separate public company, including changes in our cost structure, personnel needs, financing, and operations of our business as a result of the Distribution. Our historical financial information for the periods prior to the Distribution reflects allocations for services historically provided by TCO, and we expect these allocated costs to be different from the actual costs we incur for these services as a separate public company. In some instances, the costs incurred for these services as a separate public company may be higher than the share of total TCO expenses allocated to our business historically.
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
Prior to the Distribution, our business operated as one of TCO’s segments, and TCO performed many corporate functions for our operations, including managing financial and human resources systems, internal auditing, investor relations, treasury services, select accounting functions, finance and tax administration, benefits administration, legal, governmental relations and regulatory functions. Following the Distribution, TCO provided transitional support to us with respect to certain of these functions for the periods specified in the transition services agreement and various other agreements. We have been replicating certain systems, infrastructure and personnel to which we no longer have access from TCO. However, we may misjudge our requirements for these services and systems on a stand-alone basis, and may incur greater than expected capital and other costs associated with developing and implementing our own support functions in these areas. These costs may exceed the costs we pay to TCO during the transition period.
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

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming, and our accounting, management and financial reporting systems may not be adequately prepared to comply with public company reporting, disclosure controls and internal control over financial reporting requirements.
Prior to the Distribution, we operated as a subsidiary of TCO and were not subject to the same financial and other reporting and corporate governance requirements as a public company. As a public company, we are required, among other things, to: (i) prepare and file periodic and current reports, and distribute other stockholder communications, in compliance with the federal securities laws, SEC reporting requirements and New York Stock Exchange rules; (ii) institute comprehensive compliance, investor relations and internal audit functions under the Sarbanes-Oxley Act of 2002; and (iii) evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with rules and regulations of the SEC and the Public Company Accounting Oversight Board. The changes necessitated by becoming a public company require a significant commitment of additional resources and management oversight, which have increased our operating costs. These changes also place significant additional demands on our finance and accounting staff and on our financial accounting and information systems and may require us to upgrade our systems, implement additional financial and management controls, reporting systems, IT systems and procedures, and hire additional accounting, legal and finance staff. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses.
In particular, beginning with the year ended December 27, 2015, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act of 2002. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. In addition, following the Distribution, we are required under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If we are unable to upgrade our systems, implement additional financial and management controls, reporting systems, IT systems and procedures, and hire additional accounting, legal and finance staff in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act and the Sarbanes-Oxley Act could be impaired.
As discussed in Item 9A - Controls and Procedures of this Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting related to an ineffective control environment which contributed to material weaknesses related to review and approval of insert volume forecasts and variance analysis for preprint advertising, documentation of approval of rates for circulation and other revenue, and the review of compensation expense, including sales commissions and bonus plans. As a result of the identified material weaknesses, we concluded that our internal control over financial reporting was not effective as of December 27, 2015. Although we have taken steps to remediate the material weaknesses (see Item 9A for a description of the identified material weaknesses and related remediation plans), we have not fully remediated the material weaknesses. If we do not complete our remediation in a timely manner or if the remediation measures that we have implemented and intend to implement are inadequate to address our existing material weaknesses or to identify or prevent additional material weaknesses, there will continue to be an increased risk of future material misstatements in our annual or interim financial statements.
If the Distribution does not qualify as a tax-free distribution under Section 355 of the IRC, including as a result of subsequent acquisitions of stock of TCO or Tribune Publishing, then TCO may be required to pay substantial U.S. federal income taxes, and Tribune Publishing may be obligated to indemnify TCO for such taxes imposed on TCO as a result thereof.
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
Among other reasons, the Distribution would be taxable to TCO pursuant to Section 355(e) of the IRC if there is a 50% or more change in ownership of either TCO or Tribune Publishing, directly or indirectly, as part of a plan or series of related transactions that include the Distribution. Section 355(e) might apply if other acquisitions of stock of TCO before or after the Distribution, or of Tribune Publishing after the Distribution, are considered to be part of a plan or series of related transactions that include the Distribution. If Section 355(e) applied, TCO might recognize a very substantial amount of taxable gain.
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
We may be unable to take certain actions because such actions could jeopardize the tax-free status of the Distribution, and such restrictions could be significant.
In connection with the Distribution, we entered into a tax matters agreement, which prohibits us from taking actions that could reasonably be expected to cause the Distribution to be taxable or to jeopardize the conclusions of the IRS Ruling or opinions of counsel received by us or TCO. In particular, for two years after the Distribution, we may not:

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

Following the Distribution, certain members of management, directors and stockholders may face actual or potential conflicts of interest.
Following the Distribution, our management and directors and the management and directors of TCO may own both TCO common stock and our common stock. This ownership overlap could create, or appear to create, potential conflicts of interest when our management and directors and TCO’s management and directors face decisions that could have different implications for us and TCO. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and TCO regarding the terms of the agreements governing the Distribution and our relationship with TCO thereafter. These agreements include the separation and distribution agreement, the tax matters agreement, the employee matters agreement, the transition services agreement and any commercial agreements between the parties or their affiliates. Potential conflicts of interest may also arise out of any commercial arrangements that we or TCO may enter into in the future.
Direct or indirect ownership of our securities could result in the violation of the media ownership rules of the Federal Communications Commission ("FCC") by investors with “attributable interests” in certain broadcast stations in the same market as one or more of our daily newspapers.
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
TCO’s existing Chicago market radio/television/newspaper combination has been permanently grandfathered by the FCC, and its television/newspaper combinations in the New York, Los Angeles, Miami-Fort Lauderdale and Hartford-New Haven markets are subject to temporary waivers of the NBCO Rule granted on November 16, 2012, in connection with the FCC’s approval of TCO’s plan of reorganization (the “Exit Order”). The temporary waivers, among other things, required TCO to come into compliance with the NBCO Rule within one year from the release date of the Exit Order, September 16, 2013. TCO filed with the FCC a request for extension of the temporary NBCO Rule waivers granted in the Exit Order on November 12, 2013 (in New York, Los Angeles, Miami-Fort Lauderdale and Hartford-New Haven). On September 4, 2014, the request was amended to reflect the spin-off of Tribune Publishing, with an indication that three current stockholders of TCO also hold attributable interests in Tribune Publishing.
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
In connection with the Distribution, on August 4, 2014 we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (the “Senior Term Facility”), pursuant to which we borrowed $350 million. We used a portion of the proceeds to fund a cash dividend to TCO of $275 million immediately prior to the Distribution. In addition, in connection with the Distribution, on August 4, 2014 Tribune Publishing and the Subsidiary Guarantors, in their capacities as borrowers thereunder, entered into a credit agreement with Bank of America, N.A., as administrative agent, collateral agent, swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”), with aggregate maximum commitments (subject to availability under a borrowing base) of approximately $140 million, and entered into a letter of credit arrangement to allow up to $30 million of cash backed letters of credit, with $17.0 million issued on our behalf as of December 27, 2015. We also had $23.6 million of additional letters of credit issued under the Senior ABL Facility and undrawn as of December 27, 2015. The Senior ABL Facility includes flexibility for additional letters of credit to be issued thereunder. In addition, subject to certain conditions, without the consent of the applicable then existing lenders (but subject to the receipt of commitments), each of the Senior ABL Facility and the Senior Term Facility provided that they could be expanded by certain incremental commitments by an amount up to (i) $75 million in the case of the Senior ABL Facility and (ii) in the case of the Senior Term Facility, (A) the greater of $100 million, of which $70 million was accessed in connection with the acquisition of The San Diego Union-Tribune, and an amount as will not cause the net senior secured leverage ratio after giving effect to such incurrence to exceed 2.00 to 1.00, plus (B) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility on the Distribution Date and refinancing debt in respect of such loans. Our level of debt could have important consequences to our stockholders, including:

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
Our Senior Term Facility and Senior ABL Facility (together, the “Senior Credit Facilities”) allow us and our subsidiaries to incur significant amounts of additional indebtedness in certain circumstances, including the incremental commitments under such facilities, and other debt which may be secured or unsecured. We may incur such additional indebtedness to finance acquisitions or investments. If we incur such additional indebtedness, our interest and amortization obligations would likely increase and the risks related to our high level of debt could intensify.
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
If we cannot make scheduled payments on our debt, we will be in default and lenders could declare all outstanding principal and interest to be due and payable, the lenders under our Senior Credit Facilities could terminate their commitments to loan money, the lenders could foreclose against the assets securing their loans and we could be forced into bankruptcy or liquidation. All of these events could result in you losing some or all of the value of your investment.
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
Borrowings under the Senior ABL Facility are at variable rates of interest and, to the extent LIBOR exceeds 1.00%, borrowings under our Senior Term Facility are at variable rates of interest, which could expose us to interest rate risk. Interest rates have been at historically low levels. If interest rates increase, our future debt service obligations on the variable rate portion of our indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn under our Senior Credit Facilities and LIBOR exceeds 1.00%, each quarter point change in interest rates would result in a $1.2 million change in annual interest expense on our indebtedness. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility. However, due to risks for hedging gains and losses and cash settlement costs, we may elect not to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
Risks Related to Tribune Media Company’s Emergence from Bankruptcy
We may not be able to settle, on a favorable basis or at all, unresolved claims filed in connection with the Chapter 11 proceedings and resolve the appeals seeking to overturn the order confirming the Plan.
On December 31, 2012, TCO and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) that had filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. Certain of the legal entities included in the Consolidated and Combined Financial Statements of Tribune Publishing were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. See Note 2 to the Consolidated and Combined Financial Statements for further information. On March 16, 2015 and July 24, 2015, the Chapter 11 estates of 88 and 8, respectively, of the Debtors were closed by a final decree issued by the Bankruptcy Court. The remainder of the Debtors’ Chapter 11 cases, including several of the Tribune Publishing Debtors’ cases, have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material.
On April 12, 2012, the Debtors, the official committee of unsecured creditors and creditors under certain TCO prepetition debt facilities filed the Fourth Amended Joint Plan of Reorganization for Tribune Company and its Subsidiaries (subsequently amended and modified, the “Plan”) with the Bankruptcy Court. On July 23, 2012, the Bankruptcy Court issued an order confirming the Plan (the “Confirmation Order”). Several notices of appeal of the Confirmation Order have been filed. The appellants seek, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court, including the settlement of certain claims and causes of action related to the Leveraged ESOP Transactions that was embodied in the Plan (see Note 2 to the Consolidated and Combined Financial Statements for further information). There is currently no stay of the Confirmation Order in place pending resolution of the confirmation-related appeals. In January 2013, TCO filed a motion before the Delaware District Court to dismiss the appeals as equitably moot, based on the substantial consummation of the Plan. On June 18, 2014 the Delaware District Court entered an order granting in part and denying in part the motion to dismiss. On July 16, 2014, notices of appeal of the Delaware District Court’s order were filed with the U.S. Court of Appeals for the Third Circuit by Aurelius, Law Debenture, and Deutsche Bank. On August 19, 2015, the Third Circuit affirmed the Delaware District Court’s dismissal of Aurelius’s appeal of the Confirmation Order. The Third Circuit, however, reversed the Delaware District Court’s dismissal of Law Debenture’s and Deutsche Bank’s appeals of the Confirmation Order, and remanded those appeals for further proceedings on the merits.  On September 11, 2015, the Third Circuit denied Aurelius’s petition for en banc review of the court’s decision and on January 11, 2016, Aurelius filed a petition for writ of certiorari to the U.S. Supreme Court. That petition remains pending. If the appellants succeed on appeal, including any appeal of the Third Circuit’s order, our financial condition may be adversely affected.

Risks Relating to our Common Stock and the Securities Market
Certain provisions of our certificate of incorporation, by-laws, the agreements relating to the Distribution, and Delaware law may discourage takeovers.
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
Under the tax matters agreement, we have agreed to indemnify TCO for certain tax related matters, and we may be unable to take certain actions after the Distribution. See “Risks Relating to the Distribution.” We will be unable to take certain actions because such actions could jeopardize the tax-free status of the Distribution, and such restrictions could be significant. In addition, the agreements relating to the Distribution, including the separation and distribution agreement, the tax matters agreement, the employee matters agreement and the transition services agreement, cover specified indemnification and other matters that may arise after the Distribution. These agreements may have the effect of discouraging or preventing an acquisition of us or a disposition of our business.
Our largest stockholder may have interests that differ from other stockholders.
Merrick Media, LLC (“Merrick Media”) beneficially owned, as of March 10, 2016, approximately 16.5% of the outstanding common stock of the Company. The interests of Merrick Media and its affiliates may differ from those of the Company’s other stockholders. Merrick Media and its affiliates are in the business of making investments in companies and maximizing the return on those investments. They currently have, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain aspects of our business or that supply us with goods and services.
Michael W. Ferro, Jr., the non-executive Chairman of our Board of Directors, is the manager of Merrick Venture Management, LLC, which is the sole manager of Merrick Media. Mr. Ferro was elected to fill a newly-created vacancy on our Board of Directors in connection with Merrick Media’s purchase in a private placement of $44.4 million of our common stock on February 3, 2016. In connection with the private placement, the Company also granted Merrick Media the right, subject to certain conditions, to designate a replacement individual for election as a director in the event that Mr. Ferro is unable to continue to serve as a director. As a result of its stock ownership and Board representation, Merrick Media may be able to influence corporate actions such as mergers or takeover attempts.

Substantial sales of our common stock or the perception that such sales might occur, could depress the market price of our common stock.
Any sales of substantial amounts of our common stock in the public market, including resales by our investors such as those to whom we have granted registration rights, or the perception that such sales might occur, could depress the market price of our common stock. There is no assurance that there will be sufficient buying interest to offset any such sales, and, accordingly, the price of our common stock may be depressed by those sales and have periods of volatility.
The market price for our common stock may be volatile.
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

We have suspended the payment of cash dividends on our outstanding common stock, and our ability to pay dividends in the future is subject to limitations.

On February 4, 2016, we announced the suspension of our quarterly common stock cash dividend in order to preserve capital to provide us with increased financial flexibility while funding our growth strategy. Any future determination to declare and pay dividends will be made at the discretion of our Board of Directors after taking into account our financial results, capital requirements and other factors the Board may deem relevant. In addition, because we are a holding company with no material direct operations, we are dependent on loans, dividends and other payments from our operating subsidiaries to generate the funds necessary to pay distributions to us in an amount sufficient for us to pay dividends. Our subsidiaries’ ability to make such distributions will be subject to their operating results, cash requirements and financial condition and the applicable provisions of Delaware law that may limit the amount of funds available for distribution to us. Our ability to pay future cash dividends also will be subject to covenants and financial ratios related to existing or future indebtedness, including under our Senior Credit Facilities, and other agreements with third parties.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our facilities occupy approximately 6.4 million square feet in the aggregate, of which approximately 3.1 million square feet is leased from third parties and approximately 3.3 million square feet is leased from subsidiaries of Tribune Real Estate Holdings, LLC pursuant to lease agreements containing arm’s-length terms, which were determined based on the recommendations of an independent licensed real estate appraiser. Tribune Real Estate Holdings, LLC is a subsidiary of TCO.
We currently have newspaper production facilities in California, Connecticut, Florida, Illinois, Maryland and Pennsylvania. These facilities, excluding the Maryland facility, are leased from a subsidiary of TCO; however, we own substantially all of the production equipment. There are 17 net leases for Tribune Publishing’s industrial facilities which include printing plants, distribution facilities and related office space. For printing plants the initial lease term is 10 years with two options to renew for additional 10 year terms. For distribution facilities, the initial lease term is 5 years with either two options to renew for additional 5 year terms or three options to renew for additional 5 year terms.
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
On April 12, 2012, the Debtors, the official committee of unsecured creditors and creditors under certain TCO prepetition debt facilities filed the Plan with the Bankruptcy Court. On July 23, 2012, the Bankruptcy Court issued the Confirmation Order. Several notices of appeal of the Confirmation Order have been filed. The appellants seek, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court, including the settlement of certain claims and causes of action related to the Leveraged ESOP Transactions that was embodied in the Plan. There is currently no stay of the Confirmation Order in place pending resolution of the confirmation-related appeals. In January 2013, TCO filed a motion before the Delaware District Court to dismiss the appeals as equitably moot, based on the substantial consummation of the Plan. On June 18, 2014 the Delaware District Court entered an order granting in part and denying in part the motion to dismiss. On July 16, 2014, notices of appeal of the Delaware District Court’s order were filed with the U.S. Court of Appeals for the Third Circuit by Aurelius, Law Debenture, and Deutsche Bank. On August 19, 2015, the Third Circuit affirmed the Delaware District Court’s dismissal of Aurelius’s appeal of the Confirmation Order. The Third Circuit, however, reversed the Delaware District Court’s dismissal of Law Debenture’s and Deutsche Bank’s appeals of the Confirmation Order, and remanded those appeals for further proceedings on the merits.  On September 11, 2015, the

Third Circuit denied Aurelius’s petition for en banc review of the court’s decision and on January 11, 2016, Aurelius filed a petition for writ of certiorari to the U.S. Supreme Court. That petition remains pending.
On March 16, 2015 and July 24, 2015, 88 and 8, respectively, of the Debtors Chapter 11 estates were closed by final decree issued by the Bankruptcy Court. The remaining Debtors’ Chapter 11 cases, including several of the Tribune Publishing Debtors’ cases, have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material. See Note 2 to the Consolidated and Combined Financial Statements for further information.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Tribune Publishing’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TPUB.” “When issued” trading of the Company’s common stock, par value $0.01 per share, commenced on the NYSE on July 24, 2014. “Regular-way” trading of the Company’s common stock began on the NYSE on August 5, 2014, the first trading day following the completion of the Distribution.
The following table sets forth the high and low sales prices of the common stock as reported by the NYSE and dividends declared for the periods indicated:

	High	Low	Dividends Declared
Year Ending December 27, 2015
Fourth Quarter	$10.97	$7.33	$0.175
Third Quarter	$16.38	$7.96	$0.175
Second Quarter	$20.00	$14.51	$0.175
First Quarter	$23.53	$16.76	$0.175

Year Ending December 28, 2014
Fourth Quarter	$23.73	$15.00	$0.175
Third Quarter	$26.90	$18.03	$—
On March 10, 2016, the closing price for the Company’s common stock as reported on the NYSE was $8.50. The approximate number of stockholders of record of the common stock at the close of business on such date was 14. A substantially greater number of holders of Tribune Publishing’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
On February 4, 2016, our Board of Directors suspended the Company’s cash dividend program. On February 11, 2016, the Company paid the dividend previously declared on December 14, 2015. Any future determination to declare and pay dividends will be made at the discretion of the Board, after taking into account the Company’s financial results, capital requirements, debt covenants and other factors it may deem relevant.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers
In August 2015, our Board of Directors authorized $30 million to be used for stock repurchases for 24 months from the date of authorization. No repurchases were made in the three months ended December 27, 2015, and the Company has $28.6 million remaining authorization under the stock repurchase plan as of December 27, 2015.
Tribune Publishing Stock Comparative Performance Graph
The following graph compares the cumulative total stockholder return on our common stock for the period commencing August 5, 2014 through December 24, 2015 (the last trading day of fiscal 2015) with the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”), the Standard & Poor’s Publishing Stock Index (the “S&P Publishing”) and the 2015 group of peer companies selected on a line-of-business basis and weighted for market capitalization. For 2014, the Company’s peer group includes the following companies: A. H. Belo Corporation, The E. W. Scripps Company, Journal Communications, Inc., Lee Enterprises, Incorporated, New Media Investment Group Inc. and The New York Times Company. For 2015, the Company uses the same peer group with the exception of Journal Communications, Inc., which ceased to be publicly traded during 2015. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our common stock, the S&P 500, the S&P Publishing and the 2015 group of peer companies on August 5, 2014 and (ii) reinvestment of dividends.
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

Item 6. Selected Financial Data
In the fourth quarter of 2015, the Company adopted Accounting Standards Update (“ASU”) 2015-17, Topic 740, Income Taxes - Balance Sheet Classification of Deferred Taxes and ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. These standards have been applied retroactively to the periods covered in this report and are included in the amounts below. See Note 3 in Notes to the Consolidated and Combined Financial Statements for more information on ASU 2015-17 and ASU 2015-03.

	Successor			Predecessor
	As of and for the years ended			As of and for	As of and for the years ended
	December 27, 2015	December 28, 2014	December 29, 2013	December 31, 2012	December 30, 2012	December 25, 2011
(In thousands, except per share data)
Statement of Operations Data:
Operating revenues	$1,672,820	$1,707,978	$1,795,107	$—	$1,913,814	$1,915,932
Operating expenses	1,647,853	1,621,276	1,628,578	—	1,872,158	1,871,363
Income from operations	24,967	86,702	166,529	—	41,656	44,569
Loss on equity investments, net	(1,164)	(1,180)	(1,187)	—	(2,349)	(900)
Gain (loss) on investment transactions	—	1,484	—	—	—	(1)
Write-down of investment	—	—	—	—	(6,141)	—
Interest income (expense), net	(25,972)	(9,801)	14	—	(31)	75
Reorganization items, net	(1,026)	(464)	(270)	2,754,553	(1,446)	410
Income (loss) before income tax expense (benefit)	(3,195)	76,741	165,086	2,754,553	31,689	44,153
Income tax expense (benefit)	(430)	34,453	70,992	(87,773)	3,294	2,539
Net income (loss)	$(2,765)	$42,288	$94,094	$2,842,326	$28,395	$41,614

Basic net income (loss) per common share	$(0.11)	$1.66	$3.70	$111.80	$1.12	$1.64

Diluted net income (loss) per common share	$(0.11)	$1.66	$3.70	$111.80	$1.12	$1.64

Weighted average shares outstanding - basic	25,990	25,429	25,424	25,424	25,424	25,424

Weighted average shares outstanding - diluted	25,990	25,543	25,424	25,424	25,424	25,424

Dividends declared per common share	$0.70	$0.175	$—	$—	$—	$—

Balance Sheet Data:
Total assets	$832,966	$677,703	$514,366	$897,797	$951,232	$1,043,785
Total debt	389,673	339,733	—	—	—	—

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
OVERVIEW
Tribune Publishing Company (collectively with its subsidiaries, “Tribune Publishing” or the “Company”) is a multiplatform media and marketing solutions company that delivers innovative experiences for audiences and advertisers. The Company’s diverse portfolio of iconic news and information brands includes award-winning daily and weekly titles, digital properties and verticals in major markets across the country. As discussed in Part 1, Item 1 “Business” of this Annual Report on Form 10-K, on August 4, 2014 (“Distribution Date”), the Company completed its separation from Tribune Media Company, formerly Tribune Company (“TCO”). The Company is a separately traded public company.
Prior to the Distribution Date, separate financial statements were not prepared for Tribune Publishing. The accompanying Consolidated and Combined Financial Statements were derived from the historical accounting records of TCO and present Tribune Publishing’s consolidated and combined financial position, results of operations and cash flows as of and for the periods presented as if Tribune Publishing was a separate entity through the Distribution Date. Management believes that assumptions and methodologies underlying the allocation of general corporate expenses are reasonable. However, such expenses prior to the Distribution Date may not be indicative of the actual level of expense that would have been incurred had Tribune Publishing operated as a separate stand-alone entity, and, accordingly, may not necessarily reflect Tribune Publishing’s consolidated and combined financial position, results of operations and cash flows had Tribune Publishing operated as a stand-alone entity during the periods presented. See Note 5 in the Consolidated and Combined Financial Statements included elsewhere in this report for further information on costs allocated from TCO. Subsequent to the Distribution Date, Tribune Publishing's financial statements are presented on a consolidated basis as the Company became a separate consolidated entity.
The Company intends for the following discussion of its financial condition and results of operations to provide information that will assist in understanding the Company’s financial statements, the changes in certain key items in those statements from period to period and the primary factors that accounted for those changes as well as how certain accounting principles, policies and estimates affect the Company’s financial statements.
2015 Highlights and Recent Events

•
On May 21, 2015, the Company completed the acquisition of The San Diego Union-Tribune (f/k/a the U-T San Diego) and nine community weeklies and related digital properties in San Diego County, California.

•	Attracted more than 51.2 million unique visitors during December 2015 based on the comScore Multi-platform Media Report.

•
In August 2015, the Board of Directors authorized $30 million to be used for stock repurchases for 24 months from the date of authorization. Under this authorization the Company repurchased 121,168 shares of common stock for an aggregate purchase price of $1.4 million in 2015.

•
In the fourth quarter of 2015, the Company offered an Employee Voluntary Separation Program (“EVSP”), which provided enhanced separation benefits to eligible non-union employees with more than one year of service.  The total charge expected to be recognized is $55.8 million with $45.6 million recognized in the year ended December 27, 2015.

•	On February 3, 2016, the Company completed a $44.4 million private placement of the Company’s common stock to Merrick Media.

2016 Private Placement
On February 3, 2016, the Company completed a $44.4 million private placement, pursuant to which the Company sold to Merrick Media 5,220,000 shares of the Company’s common stock at a purchase price of $8.50 per share. The Company intends to use the $42.5 million net proceeds from the sale to execute further on its growth strategy, including acquisitions and digital initiatives. The shares of common stock acquired by Merrick Media (the “Shares”) are subject to certain lockup provisions that, subject to the terms and conditions set out in the purchase agreement dated February 3, 2016 among the Company, Merrick Media and Michael W. Ferro, Jr. (the “Purchase Agreement”), prohibit certain transfers of the Shares for the first three years following the date of issuance and, thereafter, any transfers of the Shares that would result in a transfer of more than 25% of the Shares purchased under the Purchase Agreement in any 12-month period.  The Purchase Agreement also includes covenants prohibiting the transfer of the Shares if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the Company’s then-existing primary geographical markets. Merrick Media and Mr. Ferro and their respective affiliates, are also prohibited from acquiring additional equity if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then outstanding shares of common stock.
 In connection with the private placement, Mr. Ferro was elected to fill a newly-created vacancy on the Company’s Board of Directors and was named non-executive Chairman of the Board. The Company granted Merrick Media the right to designate a replacement individual for election as a director at each annual and special meeting of stockholders at which directors are to be elected as part of the slate of nominees recommended by the Board of Directors, subject to the reasonable prior approval of the Board’s Nominating and Corporate Governance Committee, in the event that Mr. Ferro is unable to continue to serve as a director. Merrick Media’s right to appoint a replacement director representative will expire either (a) on the date that Mr. Ferro or his replacement is not nominated for reelection as a director, is removed as a director, or is not reelected as a director if the Company has not recommended his or his replacement’s reelection or (b) at such time as Merrick Media, Mr. Ferro and their respective affiliates no longer beneficially own at least 75% of the Shares originally acquired pursuant to the Purchase Agreement.
The Company has agreed to use its reasonable best efforts to cause a registration statement with respect to the Shares to be declared effective by the earlier of (a) February 3, 2019 and (b) 60 days after the termination of certain voting covenants made by Merrick Media and Mr. Ferro and their respective affiliates in the Purchase Agreement.
2015 Acquisitions
On May 21, 2015, the Company purchased The San Diego Union-Tribune (f/k/a the U-T San Diego) and nine community weeklies and related digital properties in San Diego County, California. The stated purchase price was $85 million, consisting of $73 million in cash, subject to a working capital adjustment, and $12 million in Tribune Publishing common stock (700,869 shares). The Company financed the $73 million cash portion of the purchase price, less a $2 million preliminary working capital adjustment at close, with a combination of cash-on-hand and funds available under the Company's existing Senior ABL Facility as well as the net proceeds of the Senior Term Loan Facility increase described below. In the year ended December 27, 2015, the Company received the final working capital adjustment of $2.6 million in cash from the seller and the purchase price has been adjusted. As part of the acquisition, the Company became the sponsor of a single employer defined benefit plan that will require approximately $10.8 million in contributions in 2016.
EVSP
In the fourth quarter of 2015, the Company offered an EVSP, which provided enhanced separation benefits to eligible non-union employees with more than one year of service.  Of the employees offered the EVSP, 780 accepted. Of the 780 who accepted, 275 of the positions are expected to be replaced leaving a net reduction of 505 positions. The total charge expected to be recognized is $55.8 million with $45.6 million recognized in the year ended December 27, 2015. The Company plans to fund the EVSP ratably over the payout period through salary continuation that started immediately and continues through the first half of 2018 instead of lump sum severance payments. See Note 4 of the Consolidated and Combined Financial Statements for additional information.

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
During the year ended December 27, 2015, the Company repurchased 121,168 shares of common stock for an aggregate purchase price of $1.4 million. The Company has $28.6 million of remaining authorization under the stock repurchase plan at December 27, 2015.
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
In connection with the separation and distribution, TCO entered into a transition services agreement (the “TSA”) and certain other agreements with Tribune Publishing that govern the relationships between Tribune Publishing and TCO following the separation and distribution. Under the TSA, the providing company was generally allowed to fully recover all out-of-pocket costs and expenses it actually incurred in connection with providing the services, plus, in some cases, the allocated direct costs of providing the services, generally without profit. Pursuant to the TSA, TCO provided Tribune Publishing with certain specified services on a transitional basis, including support in areas such as human resources, risk management, treasury, technology, legal, real estate, procurement and advertising and marketing in a single market. Tribune Publishing provided TCO with certain specified services on a transitional basis, including in areas such as human resources, technology, legal, procurement, accounting, digital advertising operations, and advertising, marketing, event management and fleet maintenance in a single market. As of the end of 2015, there were no longer any services being provided under the TSA.
TCO received a private letter ruling (“PLR”) from the Internal Revenue Service (“IRS”) which provides that the Distribution of Tribune Publishing stock and certain related transactions will qualify as tax-free to TCO, Tribune Publishing and TCO's stockholders and warrantholders for U.S. federal income tax purposes. Although a PLR from the IRS generally is binding on the IRS, the PLR does not rule that the Distribution satisfies every requirement for a tax-free distribution, and the parties will rely solely on the opinion of the TCO's special tax counsel that such additional requirements have been satisfied.

Results of Operations
Year ended December 27, 2015 compared to the year ended December 28, 2014
In the fourth quarter of 2015, the Company determined digital marketing services had evolved over time and more appropriately should be reflected in Advertising revenue instead of Other revenue. This change has been applied retroactively to all periods covered in this report and are included in the amounts below. See Note 1 in Notes to the Consolidated and Combined Financial Statements for more information on this reclassification.
Consolidated—Operating results for the years ended December 27, 2015 and December 28, 2014 are shown in the table below (in thousands). References in this discussion to individual markets include daily newspapers in those markets and their related businesses.

	Year Ended
	December 27, 2015	December 28, 2014	% Change

Operating revenues	$1,672,820	$1,707,978	(2.1%)

Operating expenses	1,647,853	1,621,276	1.6%

Income from operations	$24,967	$86,702	(71.2%)
Operating revenues decreased 2.1%, or $35.2 million, in the year ended December 27, 2015 compared to the prior year period due to a $31.7 million decline in advertising revenues and a $35.1 million decrease in other revenues, partially offset by an increase of $31.7 million in circulation revenues. Operating revenues include revenues from acquisitions.
Operating expenses increased 1.6%, or $26.6 million, in the year ended December 27, 2015 compared to the prior year period due to a $45.6 million charge related to the EVSP, partially offset by lower newsprint and ink expenses.
Income from operations decreased 71.2%, or $61.7 million, in the year ended December 27, 2015 due mainly to lower revenues and the charge related to the EVSP.

Operating Revenues—Total operating revenues, by classification, for the years ended December 27, 2015 and December 28, 2014 were as follows (in thousands):

	Year Ended
	December 27, 2015	December 28, 2014	% Change
Advertising and marketing services
Retail	$509,823	$519,124	(1.8%)
National	180,290	187,659	(3.9%)
Classified	264,577	279,610	(5.4%)
Total advertising and marketing services	954,690	986,393	(3.2%)
Circulation	466,281	434,623	7.3%
Other revenue
Commercial print and delivery	142,441	171,760	(17.1%)
Direct mail and marketing	61,347	73,887	(17.0%)
Content syndication and other	48,061	41,315	16.3%
Total other revenue	251,849	286,962	(12.2%)
Total operating revenues	$1,672,820	$1,707,978	(2.1%)

ROP	$454,150	$460,826	(1.4%)
Preprints	308,569	320,604	(3.8%)
Digital	191,971	204,963	(6.3%)
Total advertising and marketing services	$954,690	$986,393	(3.2%)
Advertising Revenues—Total advertising and marketing services revenues decreased 3.2%, or $31.7 million, in the year ended December 27, 2015 compared to the prior year period. Advertising and marketing services revenues for the year ended December 27, 2015 include $51.6 million of revenues generated by The San Diego Union-Tribune. Retail advertising revenues fell 1.8%, or $9.3 million, due to declines in most categories. The categories with the largest declines were electronics, general merchandise and department stores, partially offset by an increase in the retail healthcare category. Preprint revenues, which are primarily included in retail advertising, decreased 3.8%, or $12.0 million. National advertising revenues fell 3.9%, or $7.4 million, due to declines in several categories, most notably movies, wireless/telecom, and national healthcare categories, partially offset by an increase in the media category. Classified advertising revenues decreased 5.4%, or $15.0 million, compared to the prior year period, primarily due to decreases in the help wanted and automotive categories , partially offset by an increase in the legal category. The declines in retail, national and classified advertising also reflect a decrease in digital advertising revenues, which are included in those categories, and decreased 6.3%, or $13.0 million, in the year ended December 27, 2015.
Circulation Revenues—Circulation revenues increased 7.3%, or $31.7 million, in the year ended December 27, 2015 compared to the prior year period due largely to $28.3 million of revenues generated by The San Diego Union-Tribune.
Other Revenues—Other revenues are derived from commercial printing and delivery services provided to other newspapers; distribution of syndicated content; direct mail advertising and other related activities. Other revenues decreased 12.2%, or $35.1 million, in the year ended December 27, 2015 primarily due to declines in commercial print and delivery revenues of $29.3 million for third-party publications, including certain publications of the Sun-Times Media Group, the Wall Street Journal, the New York Times and the Orange County Register. The decrease in commercial print and delivery is net of a correction from net revenue recognition to gross revenue recognition for certain distribution contracts. Additionally, the Company experienced declines in direct mail and marketing of $12.5 million due to general decreases in the direct mail marketplace.

Operating Costs and Expenses—Total operating expenses, by classification, for the years ended December 27, 2015 and December 28, 2014 were as follows (in thousands):

	Year Ended
	December 27, 2015	December 28, 2014	% Change

Compensation	$649,905	$596,366	9.0%
Circulation and distribution	293,419	291,019	0.8%
Newsprint and ink	122,339	139,634	(12.4%)
Outside services	173,023	125,848	37.5%
Corporate allocations	—	90,497	(100.0%)
Occupancy	63,622	61,118	4.1%
Promotion and marketing	58,725	55,438	5.9%
Outside printing and production	47,454	49,285	(3.7%)
Affiliate fees	51,484	42,842	20.2%
Other general and administrative	133,249	137,140	(2.8%)
Depreciation	44,700	24,537	82.2%
Amortization	9,933	7,552	31.5%
Total operating expenses	$1,647,853	$1,621,276	1.6%
Tribune Publishing operating expenses increased 1.6%, or $26.6 million, in the year ended December 27, 2015 compared to the prior year period. The increase was due primarily to charges related to the EVSP, operating expenses of The San Diego Union-Tribune, outside services and depreciation expense, partially offset by decreases in corporate allocations and newsprint and ink expense.
Corporate Allocations—Corporate allocations decreased 100.0%, or $90.5 million, in the year ended December 27, 2015. Corporate allocations comprise allocated charges from TCO for certain corporate support services. Subsequent to the Distribution Date, no additional charges were allocated from TCO. The allocated charges include corporate management fees, technology support costs, general insurance costs and occupancy costs, among others. Subsequent to the Distribution Date, these expenses are reflected in Compensation, Outside Services and Other General and Administrative.
Compensation Expense—Compensation expense increased 9.0%, or $53.5 million, in the year ended December 27, 2015 due primarily to a $45.6 million charge taken in the fourth quarter for the EVSP. The remainder of the increase is due primarily to expenses associated with the The San Diego Union-Tribune, the addition of the technology department in the third quarter 2014, which was part of the Corporate Allocations prior to the Distribution, increases in staffing and a decrease in the pension credit allocated from TCO in 2014 prior to the Distribution. These increases were partially offset by decreases in accrued incentive compensation compared to the prior year period and recognition of $18.8 million in gains related to termination of certain post-retirement benefits in 2015.
Circulation and Distribution Expense—Circulation and distribution expense increased 0.8%, or $2.4 million, primarily due to expense recognition related to the correction from net revenue recognition to gross revenue recognition on certain contracts, and increases related to The San Diego Union-Tribune, offset by lower print circulation volumes for the daily newspapers and a decrease in commercial delivery of third party publications. Total daily net paid print circulation in the year ended December 27, 2015 averaged 1.4 million copies, up 9.0%. Total Sunday net paid print circulation in the year ended December 27, 2015 averaged 2.4 million copies, up 3%. The increase in daily and Sunday net paid print circulation is generated by acquired businesses.
Newsprint and Ink Expense—Newsprint and ink expense declined 12.4%, or $17.3 million, in the year ended December 27, 2015 due mainly to an 8.7% decrease in the average cost per ton of newsprint and a 10.7% decline in commercial printing revenue.
Outside Services Expense—Outside services expense increased 37.5%, or $47.2 million, in the year ended December 27, 2015 due primarily to expenses associated with The San Diego Union-Tribune, inclusion of technology costs subsequent to the Distribution that were previously included in Corporate Allocations, corporate post-spin initiatives and internal control remediation efforts.
Occupancy Expense—Occupancy expense increased 4.1%, or $2.5 million, in the year ended December 27, 2015, primarily due to expenses associated with The San Diego Union-Tribune.
Promotion and Marketing Expense—Promotion and marketing expense increased 5.9%, or $3.3 million, in the year ended December 27, 2015 primarily due to increased digital-focused marketing and general advertising.
Outside Printing and Production Expense—Outside printing and production expense includes costs related to niche publications, direct mail and certain preprints. This expense decreased 3.7%, or $1.8 million, in the year ended December 27, 2015 primarily due to decreased activity from client direct mail campaigns, partially offset by expenses associated with The San Diego Union-Tribune.
Affiliate Fees Expense—Affiliate fees expense includes fees paid to Classified Ventures and CareerBuilder. Affiliate fees expense increased 20.2%, or $8.6 million, in the year ended December 27, 2015 due primarily to an increase in Classified Ventures auto fees beginning in the fourth quarter of 2014.
Other General and Administrative Expense—Other general and administrative expense includes repairs and maintenance, bad debt expense, insurance costs and miscellaneous expense. Other general and administrative expense decreased 2.8%, or $3.9 million, in the year ended December 27, 2015 primarily due to a $4.2 million decrease in bad debt expense resulting from the Company recording a reserve for certain commercial delivery defaults in the year ended December 28, 2014.
Depreciation and Amortization Expense—Depreciation and amortization expense increased 70.3%, or $22.5 million, for the year ended December 27, 2015 primarily as a result of depreciation generated from technology assets that were transferred to the Company as part of the Distribution.
Non-operating income and expenses—Total non-operating expenses for the years ended December 27, 2015 and December 28, 2014 were as follows (in thousands):

	Year Ended
	December 27, 2015	December 28, 2014	% Change

Loss on equity investments, net	$(1,164)	$(1,180)	(1.4)%
Gain on investment transaction	—	1,484	*
Interest expense, net	(25,972)	(9,801)	*
Reorganization items, net	(1,026)	(464)	*
Income tax expense (benefit)	(430)	34,453	*
* Represents positive or negative change in excess of 100%
Loss on Equity Investments, net—Loss on equity investments was flat for the year ended December 27, 2015 compared to the year ended December 28, 2014 as the Company’s investments have remained relatively stable.
Interest Expense—Interest expense for the years ended December 27, 2015 and December 28, 2014 is due to interest on the Senior Term Facility described under “Liquidity and Capital Resources” below.
Income Tax Expense (Benefit)—Income tax expense decreased $34.9 million for the year ended December 27, 2015, over the prior year period, primarily due to a decrease in taxable income. Additionally, during the year ended December 27, 2015, the Company increased the estimated deferred tax rate on net deferred tax assets from 39.5% to 40.0%, which resulted in a decrease in the current period income tax expense of $0.5 million.
The effective tax rate on pretax income (loss) was 13.5% and 44.9% in the years December 27, 2015 and December 28, 2014, respectively. The effective tax rate decreased in 2015 as compared with 2014 primarily due to a shift from pre-tax earnings in 2014 to a pre-tax loss in 2015. In the case of a pre-tax loss, the unfavorable permanent differences, such as non-deductible meals and entertainment expense, have the effect of decreasing the tax benefit which, in turn, decreases the effective tax rate. For 2014, the effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible expenses, and the domestic production activities deduction.
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
Operating revenues decreased 4.9%, or $87.1 million, in the year ended December 28, 2014 compared to the prior year period due to an $82.5 million decline in advertising revenues and a $10.6 million decrease in other revenues, partially offset by an increase of $6.0 million in circulation revenues. Advertising revenues, excluding revenues generated by acquired businesses, decreased 10.4%, or $109.7 million, compared to the prior year.
Income from operations decreased $79.8 million, in the year ended December 28, 2014 due mainly to lower advertising revenues and costs associated with the spin-off.
Operating Revenues—Total operating revenues, by classification, for the years ended December 28, 2014 and December 29, 2013 were as follows (in thousands):

	Year Ended
	December 28, 2014	December 29, 2013	% Change
Advertising and marketing services
Retail	$519,124	$568,248	(8.6%)
National	187,659	215,882	(13.1%)
Classified	279,610	284,806	(1.8%)
Total advertising and marketing services	986,393	1,068,936	(7.7%)
Circulation	434,623	428,615	1.4%
Other revenue
Commercial print and delivery	171,760	189,516	(9.4%)
Direct mail and marketing	73,887	75,495	(2.1%)
Content syndication and other	41,315	32,545	26.9%
Total other revenue	286,962	297,556	(3.6%)
Total operating revenues	$1,707,978	$1,795,107	(4.9%)

ROP	$460,826	$508,629	(9.4%)
Preprints	320,604	351,872	(8.9%)
Digital	204,963	208,435	(1.7%)
Total advertising and marketing services	$986,393	$1,068,936	(7.7%)
Advertising Revenues—Total advertising revenues decreased 7.7%, or $82.5 million, in the year ended December 28, 2014 compared to the prior year period. Retail advertising fell 8.6%, or $49.1 million, due to declines in most categories. The categories with the largest declines were department stores, specialty merchandise, food/drug stores, general merchandise and electronics categories, which comprised $35.3 million of the year-over-year decline. Preprint revenues, which are primarily included in retail advertising, decreased 8.9%, or $31.3 million, due to declines at all daily newspapers. National advertising revenues fell 13.1%, or $28.2 million, due to declines in several categories, most notably movies, wireless/telecom, financial, and packaged goods which together declined by a total of $27.1 million. Classified advertising revenues decreased 1.8%, or $5.2 million, compared to the prior year period, primarily due to a decrease of $12.2 million related to the CareerBuilder contract amendment and a decrease of $3.3 million related to the Classified Ventures sale of Apartments.com in April 2014, which resulted in the termination of the Apartments.com contract. These declines also resulted in the decrease in digital advertising revenues, which are included in the above categories and decreased 1.7%, or $3.5 million, in the year ended December 28, 2014 compared to the prior year period. The declines in advertising revenues were partially offset by year-to-date-contributions of $18.5 million from the Baltimore and Chicago properties acquired during 2014.
Circulation Revenues—Circulation revenues increased 1.4%, or $6.0 million, in the year ended December 28, 2014 compared to the prior year due largely to an increase of $7.8 million from acquisitions. This increase was partially offset by decreases in print edition sales. Though total daily net paid circulation, including digital editions, averaged 1.8 million copies for the year ended December 28, 2014, up 5.6% from the prior year period, total Sunday net paid circulations, including digital editions, for the year ended December 28, 2014 averaged 2.9 million copies, down 0.7% from the prior year period.
Other Revenues—Other revenues are derived from commercial printing and delivery services provided to other newspapers; distribution of syndicated content; direct mail advertising and other related activities. Other revenues decreased 3.6%, or $10.6 million, in year ended December 28, 2014 primarily due to declines in commercial print and delivery revenues of $17.8 million for third-party publications, including certain publications of the Sun-Times Media Group, the Wall Street Journal, the New York Times and the Orange County Register. These declines were partially offset by a $9.1 million contribution from MCT, a partnership in which the Company purchased the remaining 50% interest during the second quarter 2014.
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
Tribune Publishing operating expenses decreased 0.4%, or $7.3 million, in the year ended December 28, 2014 compared to the prior year period. The decrease was due primarily to lower corporate allocations, newsprint and ink and circulation distribution expense, partially offset by higher occupancy, outside services and affiliate fees.
Compensation Expense—Compensation expense decreased 0.3%, or $1.5 million, in the year ended December 28, 2014 due primarily to a decrease in direct pay and benefits realized from continued declines in staffing levels at the newspapers. These declines were partially offset by increases associated with the businesses acquired during the year and a decrease in the pension credit. Before the Distribution Date, Tribune Publishing recorded the portion of TCO’s pension credit that related to the Company’s employees. Subsequent to the Distribution Date, the pension plan remained with TCO and therefore no further credits were recorded by the Company related to the TCO plans.
Circulation and Distribution Expense—Circulation and distribution expense decreased 5.9%, or $18.3 million, primarily due to lower print circulation volumes for the daily newspapers and commercial delivery of third party publications. Total daily net paid print circulation in the year ended December 28, 2014 averaged 1.3 million copies, down 11.5%. Total Sunday net paid print circulation in the year ended December 28, 2014 averaged 2.4 million copies, down 10.8%.
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
Corporate Allocations—Corporate allocations comprise allocated charges from TCO for certain corporate support services. The allocated charges include corporate management fees, technology support costs, general insurance costs and occupancy costs, among others. Corporate allocations decreased 35.7%, or $50.3 million, in the year ended December 28, 2014. Corporate allocations comprise allocated charges from TCO for certain corporate support services. Subsequent to the Distribution Date, no additional charges were allocated from TCO. The allocated charges include corporate management fees, technology support costs, general insurance costs and occupancy costs, among others. Subsequent to the Distribution Date, these expenses are reflected in Outside Services and Other General and Administrative.
Occupancy Expense—Occupancy expense increased 84.6%, or $28.0 million, in the year ended December 28, 2014, primarily due to related party rent recognized in connection with the sale-leaseback transaction. See “Transfer of Real Estate” discussed later in this Item 7 for more information on the sale-leaseback transaction.
Promotion and Marketing Expense—Promotion and marketing expense increased 6.6%, or $3.4 million, in the year ended December 28, 2014 due primarily to increased circulation-focused marketing and general advertising.
Outside Printing and Production Expense—Outside printing and production expense increased 13.0%, or $5.7 million, in the year ended December 28, 2014 primarily due to one of the acquired newspapers being printed by a third party vendor.
Affiliate Fees Expense—Affiliate fees expense includes fees paid to Classified Ventures and CareerBuilder. Affiliate fees expense increased 34.7%, or $11.0 million, in the year ended December 28, 2014 due primarily to an increase in Classified Ventures auto rates in the fourth quarter of 2014.
Other General and Administrative Expense—Other general and administrative expense includes repairs and maintenance and other miscellaneous expense. Other general and administrative expense increased 5.7%, or $7.4 million, in the year ended December 28, 2014 due primarily to costs subsequent to the Distribution Date that were previously included in corporate allocations as well as a one-time litigation reserve from outstanding balances due. The litigation reserve related to the termination of a third-party distribution contract and represents the balance due for work performed prior to the expiration of the agreement.
Depreciation and Amortization Expense—Depreciation and amortization expense increased 12.9%, or $3.7 million, in the year ended December 28, 2014 primarily as a result of the adoption of fresh-start reporting on the Effective Date, which lowered the value of depreciable properties.

Non-operating income and expenses—Total non-operating income and expenses for the years ended December 28, 2014 and December 29, 2013 were as follows (in thousands):

	Year Ended
	December 28, 2014	December 29, 2013	% Change

Loss on equity investments, net	$(1,180)	$(1,187)	(0.6%)
Gain on investment transaction	$1,484	$—	*
Interest income (expense), net	$(9,801)	$14	*
Reorganization items, net	$(464)	$(270)	71.9%
Income tax expense	$34,453	$70,992	*
* Represents positive or negative change in excess of 100%
Loss on Equity Investments, net—Loss on equity investments, net totaled $1.2 million which remained flat for the year ended December 28, 2014 compared to the year ended December 29, 2013 as the Company’s investments have remained relatively stable.
Gain on Investment Transaction—Gain on investment transaction for the year ended December 28, 2014 was $1.5 million. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” as part of Tribune Publishing's acquisition of McClatchy's 50% interest in MCT, the Company's preexisting 50% equity interest in MCT was remeasured to its estimated fair value of $2.8 million and the Company recognized a gain of $1.5 million during the year ended December 28, 2014. See Notes 6 and 9 to the Consolidated and Condensed Financial Statements for more information on the MCT acquisition.
Interest Income (Expense)—Interest expense for the year ended December 28, 2014 is due to interest on the $350 million Senior Term Facility described under “Liquidity and Capital Resources” below.
Income Tax Expense—Income tax expense for the year ended December 28, 2014 was $34.5 million with an effective tax rate on pretax income of 44.9%. For the year ended December 29, 2013, Tribune Publishing recorded income tax expense of $71.0 million with an effective tax rate on pretax income of 43.0%. These rates differ from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit and the impact of non-deductible expenses.
Liquidity and Capital Resources
Tribune Publishing believes that its working capital, future cash from operations and access to borrowings under the Senior ABL Facility discussed below will provide adequate resources to fund its operating and financing needs for the foreseeable future. Tribune Publishing’s access to, and the availability of, financing in the future will be impacted by many factors, including its credit rating, the liquidity of the overall capital markets, the current state of the economy and other risks described in Part 1, Item 1A of this report. There can be no assurances that Tribune Publishing will have access to capital markets on acceptable terms.
Sources and Uses
The Company expects to fund capital expenditures, interest, principal and pension payments due in 2016 and other operating requirements through a combination of cash flows from operations and investments and available borrowings under the Company’s revolving credit facility. As described in the “Overview” above and in Note 1 of the Consolidated and Combined Financial Statements, on February 3, 2016, the Company completed a $44.4 million private placement of its common stock to Merrick Media. The Company intends to use the $42.5 million net proceeds of the sale to execute further on its growth strategy, including acquisitions and digital initiatives.

The table below summarizes the total operating, investing and financing activity cash flows for the years ended December 27, 2015, December 28, 2014 and December 29, 2013 (in thousands):

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013

Net cash provided by operating activities	$62,924	$130,574	$147,719
Net cash used for investing activities	(91,005)	(102,926)	(19,942)
Net cash provided by (used for) financing activities	32,238	(667)	(131,851)
Net increase (decrease) in cash	$4,157	$26,981	$(4,074)
Cash flow generated by operating activities is Tribune Publishing’s primary source of liquidity. Net cash provided by operating activities was $62.9 million for the year ended December 27, 2015, down $67.7 million from $130.6 million for the year ended December 28, 2014. The decrease was primarily driven by lower operating results as a result of the decline in advertising revenues as well as payments for interest, taxes and accrued incentive bonuses. Net cash provided by operating activities was $130.6 million in the year ended December 28, 2014, down $17.1 million from $147.7 million in the year ended December 29, 2013. The decrease was primarily driven by lower operating results due to a decline in advertising revenues, partially offset by favorable changes in working capital of $34.3 million due to the timing of payments of amounts due.
Net cash used for investing activities totaled $91.0 million in the year ended December 27, 2015 primarily due to acquisitions and capital expenditures. Net cash used for the acquisition of The San Diego Union-Tribune totaled $67.8 million (see Note 6 to the Consolidated and Combined Financial Statements included elsewhere in this report for further information). Tribune Publishing's capital expenditures in the year ended December 27, 2015 totaled $32.3 million. Net cash used for investing in the year ended December 27, 2015 was partially offset by $10.5 million provided by a reduction in restricted cash. Net cash used for investing activities totaled $102.9 million in the year ended December 28, 2014 primarily due to acquisitions, restricted cash and capital expenditures. Net cash used for the acquisitions totaled $52.3 million in 2014. The restricted cash of $27.5 million is in connection with the Letter of Credit Agreement described below. Tribune Publishing's capital expenditures in the year ended December 28, 2014 totaled $22.3 million. Net cash used for investing activities totaled $19.9 million in the year ended December 29, 2013 and was comprised almost entirely of capital expenditures. We anticipate that capital expenditures for the year ended December 25, 2016 will be approximately $30 million to $35 million.
Net cash provided by financing activities totaled $32.2 million in the year ended December 27, 2015 and included proceeds of $69.0 million from the issuance of senior debt, net of discount, $19.8 million used for loan payments on senior debt, $13.7 million used for payment of stockholder dividends and $2.8 million used for payment of financing costs related to the issuance of senior debt. In the year ended December 28, 2014, net cash used for financing activities totaled $0.7 million, which included issuance of $346.5 million of variable rate debt, net of discount, offset by payment of a $275.0 million dividend to TCO and $57.6 million in transactions with TCO prior to the Distribution Date. Net cash used by financing activities totaled $131.9 million in the year ended December 29, 2013, which primarily represents transactions with TCO.
Dividends
In November 2014, the Board of Directors declared its first quarterly dividend of $0.175 per share of common stock outstanding. The $4.6 million of dividends were paid in December 2014. The Company declared a total of $0.70 per share in dividends in 2015, totaling payments of approximately $13.7 million for the year.
On December 14, 2015, the Board of Directors declared a quarterly cash dividend of $0.175 per common share to stockholders of record as of the close of business on January 11, 2016. On February 4, 2016, the Board of Directors suspended the Company’s cash dividend program. The Company paid its previously declared fourth quarter dividend on February 11, 2016. Any future determination to declare and pay dividends will be made at the discretion of the Board, after taking into account the Company’s financial results, capital requirements and other factors it may deem relevant.
Stock Repurchases
During the year ended December 27, 2015, the Company repurchased 121,168 shares of common stock for an aggregate purchase price of $1.4 million. The Company has $28.6 million of remaining authorization under the stock repurchase plan at December 27, 2015.

Acquisitions — 2015
On May 21, 2015, the Company purchased The San Diego Union-Tribune (f/k/a the U-T San Diego) and nine community weeklies and related digital properties in San Diego County, California. The stated purchase price was $85 million, consisting of $73 million in cash, subject to a working capital adjustment, and $12 million in Tribune Publishing common stock (700,869 shares). The Company financed the $73 million cash portion of the purchase price, less a $2 million preliminary working capital adjustment at close, with a combination of cash-on-hand and funds available under the Company's existing Senior ABL Facility as well as the net proceeds of the Senior Term Facility increase described below. In the year ended December 27, 2015, the Company received the final working capital adjustment of $2.6 million in cash from the seller and the purchase price has been adjusted. As part of the acquisition, the Company became the sponsor of a single employer defined benefit plan that has and will require approximately $10.8 million in contributions in 2016.
Acquisitions — 2014
On October 31, 2014, the Company announced the acquisition of six daily and 32 weekly suburban news and information brands from Wrapports, LLC for a total purchase price of $23.5 million, net of certain working capital and other closing adjustments. The acquired publications - which include the Aurora Beacon-News, The Elgin Courier-News, the Lake County News-Sun, The Naperville Sun, the Post-Tribune in Northwest Indiana, The Southtown Star and the 32 Pioneer Press weekly newspapers - became part of the diversified portfolio of the Chicago Tribune Media Group (CTMG), which operates the Chicago Tribune, RedEye, Chicago magazine, Hoy and other Chicago-based media brands.
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
On May 7, 2014, the Company acquired the remaining 50% outstanding general partnership interests of MCT from McClatchy News Services, Inc. and The McClatchy Company (collectively, “McClatchy”) for $1.2 million in cash and non-cash consideration for future services with an estimated fair value of $4.3 million. The fair value of the acquired interests was based upon management’s estimate of the fair values using the income approach. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates were based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. Prior to May 7, 2014, the Company accounted for its 50% interest in MCT as an equity method investment. In accordance with ASC Topic 805, “Business Combinations,” the Company’s preexisting equity interest was remeasured to its estimated fair value of $2.8 million using the income valuation approach and the Company recognized a gain of $1.5 million in the Consolidated and Combined Statements of Income in the year ended December 28, 2014. The aggregate purchase price of the remaining 50% equity interest in MCT and the estimated fair value of the Company’s preexisting 50% equity interest in MCT have been allocated to the assets acquired and liabilities assumed based upon the estimated fair values of each as of the acquisition date.
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
Senior Term Facility
On August 4, 2014, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (the “Senior Term Facility”). The Senior Term Facility originally provided for loans (the “Term Loans”) in an aggregate principal amount of $350.0 million, which were issued at a discount of $3.5 million. Subject to certain conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Senior Term Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by an amount up to (i) the greater of $100.0 million, of which

$70.0 million was used related to the acquisition of The San Diego Union Tribune, and an amount as will not cause the net senior secured leverage ratio (i.e., consolidated total senior secured debt (net of certain cash and cash equivalents) to consolidated EBITDA, all as defined in the Term Loan Credit Agreement) after giving effect to such incurrence to exceed 2:1, plus (ii) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility on the Distribution Date and refinancing debt in respect of such loans, subject to certain conditions. As of December 27, 2015, the unamortized balance of the discount was $3.7 million. As of December 27, 2015, the unamortized balance of the debt issuance costs associated with the Term Loans was $9.1 million.
The Senior Term Facility will mature on August 4, 2021 (the “Term Loan Maturity Date”). The Term Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.25% of the original principal amount of the Senior Term Facility with the balance payable on the Term Loan Maturity Date. The first principal installment was due and paid on December 31, 2014. Additionally, the Senior Term Facility provides for the right of individual lenders to extend the maturity date of their loans upon the request of the Company without the consent of any other lender. The Term Loans may be prepaid, in whole or in part, without premium or penalty, except that (a) prepayments and certain refinancing of the Senior Term Facility prior to August 4, 2015 were subject to a prepayment premium of 1.0% of the principal amount prepaid and (b) lenders were compensated for redeployment costs, if any. Subject to certain exceptions and provisions for the ratable sharing with indebtedness secured on a pari passu basis with the Senior Term Facility, the Senior Term Facility will be subject to mandatory prepayment in an amount equal to:

•	100% of the net proceeds (other than those that are used to purchase certain assets within a specified time period) of certain asset sales and certain insurance recovery events;

•
100% of the net proceeds of the issuance or incurrence of indebtedness (other than indebtedness permitted to be incurred under the Senior Term Facility unless specifically incurred to refinance a portion of the Senior Term Facility); and

•
50% of annual excess cash flow for any fiscal year (beginning with the fiscal year ended December 27, 2015), such percentage to decrease to 25% on the attainment of a net senior secured leverage ratio of 1.25:1.00 and to 0% on the attainment of a net senior secured leverage ratio of 0.75:1.00. In addition, the Company will not be required to make an excess cash flow prepayment if such payment would result in available liquidity being less than $75.0 million. The Company does not expect to make an excess cash flow prepayment in 2016 for the 2015 fiscal year.

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
The interest rates applicable to the Term Loans will be based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) the greater of (x) an adjusted London inter-bank offered rate (adjusted for reserve requirements) and (y) 1.00%, plus a borrowing margin of 4.75%, or (ii) an alternate base rate, plus a borrowing margin of 3.75%. At December 27, 2015, the weighted average interest rate for the variable-rate debt outstanding was 5.75%. Customary fees will be payable in respect of the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing and its restricted subsidiaries, as described in the Term Loan Credit Agreement, to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; create restrictions on the ability of Tribune Publishing’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to Tribune Publishing or make other intercompany transfers; create negative pledges; create liens; transfer or sell assets; merge or consolidate; enter into sale leasebacks; enter into certain transactions with the Company’s affiliates; and prepay or amend the terms of certain indebtedness. As of December 27, 2015, the Company was in compliance with the covenants of the Senior Term Facility. For details of the Senior Term Facility, see Note 11 of the Consolidated and Combined Financial Statements included elsewhere in this report.

Senior ABL Facility
On August 4, 2014, Tribune Publishing and the Subsidiary Guarantors, in their capacities as borrowers thereunder, entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent, swing line lender and letter of credit issuer, and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility will be limited by a borrowing base calculated periodically and described below. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits Tribune Publishing to increase the commitments under the Senior ABL Facility by up to $75.0 million. The “borrowing base” is defined in the ABL Credit Agreement as, at any time, the sum of (i) 85% of eligible accounts receivable (with such percentage reduced under certain circumstances), plus (ii) the lesser of (x) 10% of aggregate commitments and (y) 70% of the lower of cost or market value (determined based on the RISI index) of eligible inventory, plus (iii) qualified cash, minus (iv) availability reserves, which may include such availability reserves as the ABL Administrative Agent, in its permitted discretion, deems appropriate at such time. As of December 27, 2015, $110.0 million was available for borrowings under the Senior ABL Facility and $23.6 million of the availability supported outstanding undrawn letters of credit in the same amount.
The Senior ABL Facility will mature on August 4, 2019. Tribune Publishing and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. Tribune Publishing and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. Until the date that is one day before the maturity date of the Senior ABL Facility, at the option of the applicable borrower, the interest rates applicable to the loans under the Senior ABL Facility will be based on either (i) an adjusted London inter-bank offered rate (adjusted for reserve requirements), plus a borrowing margin of 1.50% or (ii) an alternate base rate, plus a borrowing margin of 0.50%. Customary fees will be payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. The Senior ABL Facility contains a number of covenants that, among other things, limit or restrict the ability of Tribune Publishing and its restricted subsidiaries as described in the ABL Credit Agreement to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; create restrictions on the ability of Tribune Publishing’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to Tribune Publishing or make other intercompany transfers; create negative pledges; enter into certain transactions with the Company’s affiliates; and prepay or amend the terms of certain indebtedness. As of December 27, 2015, we were in compliance with the covenants of the Senior ABL Facility. The weighted average interest rate for the variable rate debt is 5.75%. For details of the Senior ABL Facility, see Note 11 of the Consolidated and Combined Financial Statements included elsewhere in this report.
Letter of Credit Agreement
On August 4, 2014, Tribune Publishing and JPMorgan Chase Bank, N.A., as letter of credit issuer (the “L/C Issuer”) entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of standby letters of credit of up to a maximum aggregate principal face amount of $30.0 million. The Letter of Credit Agreement permits the Company, at the sole discretion of L/C Issuer, to request to increase the amount available to be issued under the Letter of Credit Agreement up to an aggregate maximum face amount of $50.0 million. The Letter of Credit Agreement is scheduled to terminate on August 4, 2019. During the year ended December 27, 2015, the Company’s outstanding undrawn letter of credit was reduced from $27.5 million to $17.0 million against the Letter of Credit Agreement. As a result, the cash collateral requirement associated with the letter of credit was reduced by and the Company received, $10.5 million during the year from the cash collateral account. As of December 27, 2015, the $17.0 million undrawn letter of credit was outstanding against the Letter of Credit Agreement. The Letter of Credit Agreement was collateralized with $17.0 million of cash held in a specified cash collateral account. The specified cash account is required to remain as long as the undrawn letter of credit remains outstanding and is recorded in restricted cash in the Consolidated and Combined Financial Statements. For details of the Letter of Credit Agreement, see Note 11 of the Consolidated and Combined Financial Statements included elsewhere in this report.

Contractual Obligations
The table below represents Tribune Publishing’s contractual obligations as of December 27, 2015 (in thousands):

Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter

Long-term debt (principal only)	$400,706	$21,090	$21,090	$21,090	$21,090	$21,090	$295,256
Long-term capital lease	1,820	736	372	213	197	199	103
Interest on long-term debt (1)	221,105	22,757	21,462	20,230	18,951	17,876	119,829
TCO operating leases (2)	150,121	33,506	30,768	22,647	13,506	13,921	35,773
Third party operating leases (3)	109,407	23,778	20,598	14,623	11,941	10,503	27,964
Other purchase obligations (4)	14,270	4,195	3,062	2,899	2,667	1,344	103
Total	$897,429	$106,062	$97,352	$81,702	$68,352	$64,933	$479,028
(1)    Represents the annual interest on the variable rate debt which bore interest at 5.75% per annum at December 27, 2015.

(2)
In 2013, Tribune Publishing entered into related party lease agreements with the newly established TCO real estate holding companies to lease back the land and buildings that were transferred on December 21, 2012. See Note 5 of the Consolidated and Combined Financial Statements for further information regarding the transfer of real estate assets to TCO real estate holding companies and the related party leases.

(3)
The Company leases certain equipment and office and production space under various operating leases. Net lease expense for Tribune Publishing was $60.5 million, $64.4 million and $18.8 million for the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively. Prior to the Distribution Date, net lease expense excludes lease costs incurred by TCO and Tribune Affiliates and allocated to Tribune Publishing.

(4)    Other purchase obligations relates to the purchase of transportation and news and market data services.
The contractual obligations table does not include actuarially projected minimum funding requirements of the San Diego Pension Plan. The actuarially projected minimum funding requirements contain significant uncertainties regarding the assumptions involved in making such minimum funding projections, including interest rate levels, asset returns, mortality and cost trends, and what, if any, changes will occur to regulatory requirements. While subject to change, the minimum contribution amounts for the San Diego Pension Plan for 2016, under current regulations, are estimated to be $10.8 million. Further contributions are currently projected for 2017 through 2025, but amounts cannot be reasonably estimated.
The contractual obligations table does not include newsprint agreements. Tribune Publishing is a party to various arrangements with third party suppliers to purchase newsprint. Under these arrangements, Tribune Publishing agreed to purchase 179,000 metric tons of newsprint in 2016, subject to certain limitations, based on market prices at the time of purchase. The price and timing of such purchases is not determinable.
As of December 27, 2015, Tribune Publishing had standby letters of credit outstanding in the amount of $23.6 million.
Critical Accounting Policies
Tribune Publishing’s significant accounting policies are summarized in Note 3 to the Consolidated and Combined Financial Statements. These policies conform with U.S. GAAP and reflect practices appropriate to Tribune Publishing’s businesses. The preparation of the Company’s Consolidated and Combined Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated and Combined Financial Statements and accompanying Notes thereto. The Company bases its estimates on past experience and assumptions that management believes are reasonable under the circumstances and evaluates its policies, estimates and assumptions on an ongoing basis.
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
Accounts Receivable and Allowance for Doubtful Accounts—Tribune Publishing’s accounts receivable are primarily due from advertisers and circulation-related accounts. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required. Tribune Publishing maintains an allowance for uncollectible accounts. The allowance for uncollectible accounts is determined based on historical write-off experience and any known specific collectability exposures. At December 27, 2015 and December 28, 2014, Tribune Publishing’s allowance for accounts receivable was $17.6 million and $16.7 million, respectively.
Inventories—Through December 27, 2015, inventories are stated at the lower of cost or market. Newsprint cost is determined using the first-in, first-out (“FIFO”) basis. Beginning in the first quarter of 2016, upon the adoption of Accounting Standards Update (“ASU”) 2015-11, Topic 330, inventories will be stated at the lower of cost or net realizable value. See “New Accounting Standards” below for more information on ASU 2015-11.
Properties—Property, plant and equipment are stated at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the following estimated useful lives:

Building and building improvements	8 years - 40 years
Leasehold improvements	3 years - 15 years
Machinery and equipment	2 years - 15 years
Computer software	2 years - 10 years
Computer hardware	3 years - 8 years
Vehicles	2 years - 8 years
Furniture, fixtures and other	3 years - 10 years
Leasehold improvements are amortized over the shorter of the useful life or the term of the lease. Expenditures for repairs and maintenance of existing assets are charged to expense as incurred. Property, plant and equipment assets that are financed under a capital lease are depreciated over the shorter of the term of the lease or the useful lives of the assets.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets are summarized in Note 8 to the Consolidated and Combined Financial Statements. Tribune Publishing reviews goodwill and other indefinite-lived intangible assets, which include only newspaper mastheads, for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired. The Company has determined that the reporting units are the nine newspaper media groups and the aggregate of its national businesses.
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
Based on the assessments performed as of December 27, 2015 and December 28, 2014, the estimated fair value of all the Company’s reporting units exceeded their carrying amounts for both years. In years prior to 2014, such assessments were performed by TCO and the estimated fair value exceeded their carrying value.
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
Pension Plans—With the acquisition of The San Diego Union-Tribune, the Company became the sponsor of a pension plan (“San Diego Pension Plan”). The Company follows accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits” for single employer defined benefit plans. Plan assets and the projected benefit obligation are measured each December 31, and the Company records as an asset or liability the net funded position of the plan. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to other comprehensive income (loss) and are amortized to net periodic pension expense over the weighted average remaining life of plan participants. Net periodic pension expense is recognized each period by accruing interest expense on the projected benefit obligation and accruing a return on assets associated with the plan assets.
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
New Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Topic 842, Leases. This standard will require the recognition of lease assets and lease liabilities by lessees for operating leases. This ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of assessing the impact of ASU 2016-02 on the Company’s results of operations, financial condition or cash flows.
In November 2015, the FASB issued ASU 2015-17, Topic 740, Income Taxes – Balance Sheet Classification of Deferred Taxes. This standard was issued to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual period. The Company adopted ASU 2015-17 as of the beginning of the fourth quarter of 2015 and ASU 2015-17 has been applied retrospectively to all periods presented. The adoption of this standard resulted in a reclassification of $38.2 million of current deferred tax assets and $1.0 million in other obligations to non-current deferred tax assets on the Company’s Consolidated and Combined Balance Sheet for the year ended December 28, 2014, but had no effect on the Company’s results of operations, financial condition or cash flows.
In September 2015, the FASB issued ASU 2015-16, Topic 805, Simplifying the Accounting for Measurement-Period Adjustments, which provides guidance to entities that have provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. This ASU is effective for reporting periods beginning after December 15, 2015. The Company adopted ASU 2015-16 in the third quarter of 2015. The adoption of ASU 2015-16 has been immaterial to the Company's consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Topic 330, Simplifying the Measurement of Inventory. This ASU requires an entity to measure inventory at the lower of cost or net realizable value, which consists of the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. This ASU is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The guidance is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company will adopt the standard in the first quarter of 2016. The Company believes the adoption of this standard will have no effect on its consolidated financial statements.
In May 2015, the FASB issued ASU 2015-07, Topic 820, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The new standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The Company maintains investments in certain venture capital funds. These venture capital investments are not material to the Company’s financial position or results of operations. This ASU is effective for reporting periods beginning after December 15, 2015. It is to be applied retrospectively and early adoption is permitted. The Company adopted the standard in the fourth quarter of 2015. The standard impacts disclosure only and has no affect on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. This ASU is effective for reporting periods beginning after December 15, 2015. The Company will adopt the standard in the first quarter of 2016. The Company believes that the adoption of this standard will have no effect on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for reporting periods beginning after December 15, 2015 and interim periods therein. It is to be applied retrospectively and early adoption is permitted. ASU 2015-03 affects presentation only and will have no effect on the Company's financial condition, results of operations or cash flows. The Company adopted the standard as of the fourth quarter of 2015. The adoption of this standard resulted in a reclassification of deferred financing costs which caused a $7.8 million reduction to both debt issuance costs and other long-term assets and long-term debt on the Consolidated and Combined Balance Sheet as of December 28, 2014, but it had no effect on the Company’s results of operations, financial condition or cash flows.
In May 2014, the FASB issued ASU 2014-09, Topic 606, Revenue from Contracts with Customers, concerning revenue recognition. The new standard supersedes a majority of existing revenue recognition guidance under U.S. GAAP, and requires a company to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. ASU 2014-09 allows for either a “full retrospective” adoption or a “modified retrospective” adoption. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017 and to permit companies to voluntarily adopt the new standard as of the original effective date. The Company expects to adopt this standard on January 1, 2018. The Company is currently evaluating the impact this guidance will have on revenue recognition once implemented and the implementation approach to be used.

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

	Year Ended
(In thousands)	December 27, 2015	% Change	December 28, 2014	% Change	December 29, 2013
Net income (loss)	$(2,765)	*	$42,288	(55.1%)	$94,094

Income tax expense (benefit)	(430)	*	34,453	(51.5%)	70,992
Loss on equity investments, net	1,164	(1.4%)	1,180	(0.6%)	1,187
Gain on investment transaction	—	*	(1,484)	*	—
Interest expense (income), net	25,972	*	9,801	*	(14)
Reorganization items, net	1,026	*	464	71.9%	270

Income from operations	24,967	(71.2%)	86,702	(47.9%)	166,529

Depreciation and amortization	54,633	70.3%	32,089	12.9%	28,431
Allocated depreciation (1)	—	*	11,707	(31.6%)	17,127
Allocated corporate management fee	—	*	21,871	(25.7%)	29,450
Spin-related, restructuring and acquisition costs (2)	41,859	2.3%	40,900	20.1%	34,046
Litigation settlement/reserves (3)	2,145	(27.9%)	2,975	(4.4%)	3,111
Stock-based compensation (4)	6,822	85.4%	3,679	*	1,698
Pension credits (5)	—	*	(12,492)	(47.4%)	(23,766)
Employee voluntary separation program	45,586	*	—	*	—
Gain for termination of post-retirement benefits (6)	(18,828)	*	—	*	—

Adjusted EBITDA (6)(7)	$157,184	(16.1%)	$187,431	(27.0%)	$256,626
* Represents positive or negative change in excess of 100%

(1) -
Allocated depreciation represents depreciation for primarily technology assets that were used by Tribune Publishing prior to the spin-off. As a result of the spin-off, these technology assets were assigned to Tribune Publishing and the related depreciation is included in post-spin operating results.

(2) -	Spin-related, restructuring and acquisition costs include costs related to Tribune Publishing’s internal restructuring the distribution and separation from TCO and acquisitions.

(3) -	Adjustment to litigation settlements.

(4) -	Stock-based compensation is due to Tribune Publishing's and TCO's equity compensation plans and is included for comparative purposes.

(5) -	Pension credits are due to allocations from TCO for Tribune Publishing employees defined benefit plan. As part of the spin-off, TCO retained this plan.

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

SIGNIFICANT EVENTS
Chapter 11 Reorganization
On December 8, 2008 (the “Petition Date”), TCO and 110 of its direct and indirect wholly-owned subsidiaries (each a “Debtor” and, collectively, the “Debtors”), filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under Chapter 11 (“Chapter 11”) of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption “In re: Tribune Media Company, et al.,” Case No. 111-08-13141. Certain of the legal entities included in the Consolidated and Combined Financial Statements of Tribune Publishing were Debtors or, as a result of the restructuring transactions described below, are successor legal entities to legal entities that were Debtors (collectively, the “Tribune Publishing Debtors”). See “Separation from Tribune Media Company” and “Basis of Presentation” in Note 1 of the Consolidated and Combined Financial Statements included elsewhere in this report. References to the Debtors herein include the Tribune Publishing Debtors unless otherwise indicated. Other legal entities included in the Consolidated and Combined Financial Statements of Tribune Publishing did not file petitions for relief under Chapter 11 as of or subsequent to the Petition Date, and were, therefore, not Debtors, and are not successors to legal entities that were Debtors (each a “Non-Debtor Subsidiary” and, collectively, the “Non-Debtor Subsidiaries”) as of December 31, 2012. For all periods presented herein, the Non-Debtor Subsidiaries included in the Consolidated and Combined Financial Statements of Tribune Publishing are Tribune Interactive, LLC (as the successor legal entity to Tribune Interactive, Inc.); Riverwalk Center I Joint Venture; Tribune Hong Kong Limited, a foreign subsidiary; BLM; and Local Pro Plus Realty, LLC, a legal entity established subsequent to the Petition Date.
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
The adoption of fresh-start reporting by Reorganized Tribune Publishing resulted in a new reporting entity for financial reporting purposes reflecting the Successor’s capital structure as of the Effective Date. Any presentation of Reorganized Tribune Publishing’s Consolidated and Combined Financial Statements as of and for periods subsequent to the Effective Date represents the financial position, results of operations and cash flows of a new reporting entity and will not be comparable to any presentation of the Predecessor’s Consolidated and Combined Financial Statements as of and for periods prior to the Effective Date, and the adoption of fresh-start reporting. The accompanying Consolidated and Combined Financial Statements as of and for the year ended December 29, 2013 have not been adjusted to reflect any changes in the Predecessor’s capital structure as a result of the Plan nor have they been adjusted to reflect any changes in the fair value of assets and liabilities as a result of the adoption of fresh-start reporting.
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
Impact of Distribution from TCO on Tribune Publishing Financial Statements
Tribune Publishing may incur additional costs associated with being an independent company and for newly established or expanded corporate functions, which include finance, human resources, information technology, facilities, and legal for which Tribune Publishing received expense allocations from TCO prior to the spin-off. These allocations are included in operating expenses and totaled $90.5 million and $140.8 million for the years ended December 28, 2014 and December 29, 2013, respectively.
See Note 5 to the Consolidated and Combined Financial Statements for further details related to corporate allocations from TCO. Management considers the expense allocation methodology and results to be reasonable for all periods presented; however, Tribune Publishing’s financial statements do not necessarily include all of the expenses that would have been incurred had Tribune Publishing been a separate, stand-alone entity and may not necessarily reflect Tribune Publishing’s results of operations, financial position and cash flows had Tribune Publishing been a stand-alone company during the periods presented. Tribune Publishing believes that cash flow from operations, together with its access to capital markets, will be sufficient to fund the anticipated increases in corporate expenses.
Employee Reductions
In the fourth quarter of 2015, the Company offered an EVSP, which provided enhanced separation benefits to eligible non-union employees with more than one year of service.  The Company plans to fund the EVSP ratably over the payout period through salary continuation that started immediately and continues through the first half of 2018 instead of lump sum severance payments. The Company recorded a net reduction of 505 positions and a charge of $44.2 million for all related severance, benefits and taxes in connection with the EVSP, excluding accrued vacation of $1.4 million which is recorded in an accrued vacation liability. In addition to the EVSP, Tribune Publishing identified reductions in its staffing levels in the years ended December 27, 2015, December 28, 2014 and December 29, 2013 of 323, 486 and 745 positions, respectively. As a result, Tribune Publishing recorded pretax charges for severance and related expenses totaling $51.0 million, including the EVSP, $5.9 million and $15.6 million for the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively. The accrued liability for severance and related expenses was $43.7 million at December 27, 2015 and $5.0 million at December 28, 2014.
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
Reorganization items, net included in Tribune Publishing’s Consolidated and Combined Statements of Income consisted of the following (in thousands):

	Successor			Predecessor
	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013	December 31, 2012
Reorganization costs, net:
Contract rejections and claim settlements	$(15)	$(214)	$111	$—
Trustee fees and other, net	(1,011)	(250)	(381)	—
Total reorganization costs, net	(1,026)	(464)	(270)	—
Reorganization adjustments, net	—	—	—	2,862,039
Fresh-start reporting adjustments, net	—	—	—	(107,486)
Total reorganization items, net	$(1,026)	$(464)	$(270)	$2,754,553
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
Tribune Publishing expects to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2016 and potentially in future periods.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in the financial instruments issued by the Company represents the potential loss arising from adverse changes in interest rates. See Note 11 to the Consolidated and Combined Financial Statements for information concerning the contractual interest rates of Tribune Publishing’s debt. At December 27, 2015, the fair value of the Company’s variable-rate debt was estimated to be $366.6 million using quoted market prices with observable inputs in non-active markets and yields obtained through independent pricing sources. The carrying amount of the variable-rate debt was $400.7 million at December 27, 2015.
Various financial instruments issued by the Company are sensitive to changes in interest rates. If interest rates increase, the Company’s future debt service obligations on the variable rate portion of its indebtedness would increase even though the amount borrowed remains the same, and its net income and cash flows, including cash available for servicing its indebtedness, will correspondingly decrease. With respect to the Company’s variable-rate debt at December 27, 2015, each hypothetical 100 basis point change in interest rates would result in a $4.2 million change in annual interest expense on its indebtedness.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation and due to the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes:

•	maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions and disposition of assets;

•	providing reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements in accordance with generally accepted accounting principles;

•	providing reasonable assurance that receipts and expenditures of the Company are made in accordance with management authorization; and

•
providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on the Company’s financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the company’s internal control over financial reporting as of December 27, 2015 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that the Company’s internal control over financial reporting was not effective as of December 27, 2015 due to material weaknesses in the Company’s internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated and combined financial statements will not be prevented or detected on a timely basis.
Management identified a material weakness related to an ineffective control environment, which contributed to material weaknesses related to review and approval of insert volume forecasts and variance analysis for preprint advertising, documentation of approval of rates for circulation and other revenue, and the review of compensation expense, including sales commissions and bonus plans.
The material weaknesses described above could result in misstatements of the accounts and disclosures that would result in a material misstatement of the annual or interim consolidated and combined financial statements that would not be prevented or detected.
As discussed elsewhere in this report, the Company completed the acquisition of MLIM, LLC on May 21, 2015, including its principal operating entity, The San Diego Union-Tribune, LLC. The Company is currently integrating The San Diego Union-Tribune, LLC into its existing internal control over financial reporting processes. Management has excluded The San Diego Union-Tribune, LLC from its assessment of internal control over financial reporting as of December 27, 2015. The San Diego Union-Tribune, LLC is a wholly-owned subsidiary whose total assets and total revenues represent 2% and 5%, respectively, of the related consolidated and combined financial statement amounts as of and for the year ended December 27, 2015.
The effectiveness of the Company’s internal control over financial reporting as of December 27, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Remediation Plans and Actions
Management has taken, and will continue to take, a number of actions to remediate the identified material weaknesses. By year end 2015:

•
the Company appointed an executive over the Corporate Compliance function to lead management’s efforts related to effective control design, documentation and implementation, as well as remediate ineffective controls;

•	the volume forecasting process related to preprint advertisements has been centralized in order to ensure proper management of the process and consistent execution between business units, and;

•	the Company has formalized the process for single copy rate changes to ensure compliance with contractual rates and maintenance of supporting documentation.
Although management believes the Company has made improvements in these areas, additional efforts are necessary to remediate the material weaknesses. To further address the material weaknesses, the Company will, among other things:

•
re-educate control owners about control owner accountability and retaining required supporting control documentation. The Company will evaluate and implement a more controlled repository for retaining evidence;

•
continue to enhance overall monitoring of SOX compliance throughout the organization and more effectively integrate the controls into the day-to-day business operations while ensuring the associated risks are appropriately mitigated;

•
evaluate and modify the Company’s processes and controls over advertising insert variance analyses to identify and address any control gaps and to ensure the appropriate controls are in place to address the associated risks;

•	modify processes to ensure supporting documentation for all circulation rate changes is properly maintained;

•	streamline the Company’s commission and sales bonus plans to limit the number of different plans and enhance control thereof; and

•	implement a more robust sales and commission calculation and monitoring system, incorporating increased automation and eliminating many manual processes.
In addition, under the direction of the Audit Committee of the Company’s Board of Directors, management will continue to develop and implement policies and procedures to improve the overall effectiveness of internal control over financial reporting. Management believes the foregoing efforts will effectively remediate the material weaknesses. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine additional measures are necessary to address control deficiencies or determine that it is necessary to modify the remediation plan described above. Management cannot provide assurance as to when the Company will remediate such weaknesses, nor can management be certain of whether additional actions will be required or the costs of any such actions.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of the fiscal year covered by this report, the following changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect our internal control over financial reporting occurred:

•
additional accounting staff were hired and the Company completed the process of moving previously off-shored accounting functions in-house in order to improve management over the close process and journal entry preparation, and to centralize account reconciliations; and

•
the Company continued its efforts to further develop and document its processes and procedures over financial reporting and accounting and to implement additional or enhanced controls, including the issuance of several accounting policies by year-end.

Remediation of Prior Year Material Weakness
As disclosed in our Annual Report on Form 10-K for the year ended December 28, 2014, the Company identified a material weakness related to an insufficient complement of finance and accounting resources within the organization commensurate with the Company’s financial reporting requirements. As a result, management determined that the Company did not have effective controls over financial reporting processes, including controls over the period-end close process, the preparation and review of the consolidated interim and annual financial statements, and the controls related to identifying and accumulating all required supporting information to determine the completeness and accuracy of the Consolidated and Combined Financial Statements and related disclosures.
During fiscal 2015, the Company undertook the remediation steps described below to address the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 28, 2014:

•
the Company expanded its financial reporting resources by hiring additional employees with financial reporting or corporate accounting experience and engaging consultants to support accounting functions and improve the period-end close process;

•	in the third quarter, the Company began adding accounting staff in order to move previously off-shored accounting functions in-house;

•	standardized account reconciliation templates and processes were implemented and training conducted thereon;

•	management formalized critical accounting policies and review controls, including procedures and controls over completeness and accuracy of journal entry review and account reconciliations; and

•	the Company engaged a public accounting firm to assist with our SOX remediation design and testing.
As a result, management has determined that the remediation actions discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to support the conclusion that the material weakness over an insufficient complement of finance and accounting resources within the organization commensurate with the Company’s financial reporting requirements has been remediated as of December 27, 2015.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to information under the captions “Corporate Governance,” “Board Composition,” “Executive Officers,” “Section 16(A) Beneficial Ownership Reporting Compliance,” and “Consideration of Stockholder Recommended Director Nominees” in our definitive proxy statement relating to the 2016 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2015 fiscal year.
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
The Company’s Board of Directors has adopted Corporate Governance Guidelines and charters for the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors. These documents can be found at the Company’s website, www.tribpub.com.
A stockholder can also obtain, without charge, a printed copy of any of the material referred to above by contacting the Company at the following address:
Tribune Publishing Company
435 North Michigan Avenue
Chicago, Illinois 60611
Attn: Corporate Secretary
Telephone: (312) 222-9100

Item 11. Executive Compensation
The information required by this item is incorporated by reference to information under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Named Executive Officer Compensation,” and “Director Compensation” in our definitive proxy statement relating to the 2016 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2015 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to information under the caption “Security Ownership of Certain Beneficial Owners, Directors, and Management” in our definitive proxy statement relating to the 2016 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2015 fiscal year.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to information under the caption “Security Ownership of Certain Beneficial Owners, Directors, and Management” in our definitive proxy statement relating to the 2016 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2015 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to information under the captions “Policies and Procedures for the Review and Approval or Ratification of Transactions with Related Persons” and “Corporate Governance” in our definitive proxy statement relating to the 2016 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2015 fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to information under the caption “Independent Registered Public Accounting Firm’s Fees Report” in our definitive proxy statement relating to the 2016 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2015 fiscal year.
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

2.2*
Membership Interest Purchase Agreement, by and among Tribune Publishing Company, LLC, MLIM Holdings, LLC, the Papa Doug Trust u/a/d January 11, 2010, Douglas F. Manchester, Douglas W. Manchester and MLIM, LLC, dated as of May 7, 2015 (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2015 filed on August 12, 2015).

2.3*
Amendment No. 1 to Membership Interest Purchase Agreement, by and among Tribune Publishing Company, LLC, MLIM Holdings, LLC, the Papa Doug Trust u/a/d January 11, 2010, Douglas F. Manchester, Douglas W. Manchester, and MLIM, LLC, dated as of May 7, 2015 (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2015 filed on August 12, 2015).

3.1*
Amended and Restated Certificate of Incorporation of Tribune Publishing Company (incorporated by reference to Exhibit 3.1 to the Tribune Publishing Company Registration Statement on Form S-8 (File No. 333-197932) filed on August 7, 2014).

3.2*	Amended and Restated By-Laws of Tribune Publishing Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 4, 2016).

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

10.5*
Securities Purchase Agreement, by and among Tribune Publishing Company, Merrick Media, LLC and Michael W. Ferro, Jr., dated as of February 3, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 4, 2016).

10.6*
Registration Rights Agreement, by and between Tribune Publishing Company and Merrick Media, LLC, dated as of February 3, 2016 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 4, 2016).

10.7*
Confidentiality and Recusal Agreement, by and between Tribune Publishing Company and Michael W. Ferro, Jr., dated as of February 3, 2016 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 4, 2016).

10.8*~
Tribune Publishing Company 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Tribune Publishing Company Registration Statement on Form S-8 (File No. 333-197932) filed on August 7, 2014).

10.9*~
Form of Stock Option Award Agreement (Employee Form) (incorporated by reference to Exhibit 10.5 to the Quarterly Report on 10-Q/A for the quarterly period ended September 28, 2014 filed November 19, 2014).

10.10*~
Form of Restricted Stock Unit Award Agreement (Employee Form) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q/A for the quarterly period ended September 28, 2014 filed November 19, 2014).

10.11*~
Form of Restricted Stock Unit Award Agreement (Non-Employee Director Form) (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q/A for the quarterly period ended September 28, 2014 filed November 19, 2014).

10.12*~	Form of Annual Performance Incentive Award Notice (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 28, 2014 filed March 25, 2015).

10.13~	Form of Director Compensation Conversion Election Form.

10.14*~
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

10.16*~
Offer Letter, dated October 31, 2014, between Tribune Publishing Company and Michael Rooney (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 28, 2014 filed March 25, 2015).

10.17*~
Severance Agreement, dated October 31, 2014, between Tribune Publishing Company, LLC and Michael Rooney (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 28, 2014 filed March 25, 2015).

10.18*~
Employment Agreement, dated September 11, 2013, between Tribune Publishing Company, LLC and John Bode (incorporated by reference to Exhibit 10.9 to the Form 10, as amended, filed effective as of July 21, 2014).

10.19*~
Amendment dated June 12, 2014, to Employment Agreement, dated September 11, 2013, between Tribune Publishing Company, LLC and John Bode (incorporated by reference to Exhibit 10.10 to the Form 10, as amended, filed effective as of July 21, 2014).

10.20*~	Separation Agreement between Tribune Publishing Company, LLC and John Bode, dated January 19, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 20, 2015).

10.21*~
Employment Agreement, by and between Tribune Publishing Company, LLC and Denise Warren, dated as of May 6, 2015 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2015 filed on August 12, 2015).

10.22*~
Employment Agreement, by and between Tribune Publishing Company, LLC and Tony Hunter, dated as of August 27, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2015 filed on November 12, 2015).

10.23*~
Employment Agreement, by and between Tribune Publishing Company, LLC and Timothy E. Ryan, dated as of September 7, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2015 filed on November 12, 2015).

10.24~	Employment Agreement, by and between Tribune Publishing Company, LLC and Sandra J. Martin, dated effective as of January 4, 2016.

10.25*~
Executive Employment Agreement by and between Justin Dearborn and Tribune Publishing Company, LLC, effective February 22, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 23, 2016).

10.26~	Form of Executive Employment Agreement.

10.27*
Term Loan Credit Agreement, among Tribune Publishing Company, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on August 7, 2014).

10.28*
Term Loan Guaranty, among Tribune Publishing Company, the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on August 7, 2014).

10.29*
Term Loan Security Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.13 to the Form 8-K filed on August 7, 2014).

10.30*
Term Loan Pledge Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.14 to the Form 8-K filed on August 7, 2014).

10.31*
ABL Credit Agreement, among Tribune Publishing Company, the Subsidiaries party thereto, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and l/c issuer, and the lenders party thereto, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.15 to the Form 8-K filed on August 7, 2014).

10.32*
ABL Guaranty, among Tribune Publishing Company, the Subsidiaries party thereto and Bank of America, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.16 to the Form 8-K filed on August 7, 2014).

10.33*
ABL Security Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and Bank of America, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.17 to the Form 8-K filed on August 7, 2014).

10.34*
ABL Pledge Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and Bank of America, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.18 to the Form 8-K filed on August 7, 2014).

10.35*
Continuing Agreement for Standby Letters of Credit, between Tribune Publishing Company and JPMorgan Chase Bank, N.A., as l/c issuer, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.19 to the Form 8-K filed on August 7, 2014).

10.36*
Lender Joinder Agreement, by and among Tribune Publishing Company, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., dated as of May 21, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2015 filed on August 12, 2015).

10.37*
Registration Rights Agreement, by and between Tribune Publishing Company and MLIM Holdings, LLC, dated as of May 21, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2015 filed on August 12, 2015).

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

TRIBUNE PUBLISHING COMPANY

March 14, 2016	By:	/s/ Sandra J. Martin
Sandra J. Martin
Chief Financial Officer

POWER OF ATTORNEY
       KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Justin C. Dearborn and Sandra J. Martin, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Justin C. Dearborn	Chief Executive Officer and Director	March 14, 2016
Justin C. Dearborn	(Principal Executive Officer)

/s/ Sandra J. Martin	Chief Financial Officer	March 14, 2016
Sandra J. Martin	(Principal Financial and Accounting Officer)

/s/ Michael W. Ferro, Jr.	Chairman and Director	March 14, 2016
Michael W. Ferro, Jr.

/s/ David E. Dibble	Director	March 14, 2016
David E. Dibble

/s/ Philip G. Franklin	Director	March 14, 2016
Philip G. Franklin

/s/ Eddy W. Hartenstein	Director	March 14, 2016
Eddy W. Hartenstein

/s/ Renetta McCann	Director	March 14, 2016
Renetta McCann

/s/ Ellen Taus	Director	March 14, 2016
Ellen Taus

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tribune Publishing Company

In our opinion, the accompanying consolidated balance sheets as of December 27, 2015 and December 28, 2014 and the related consolidated statements of income, comprehensive income, equity (deficit) and cash flows for each of the three years in the period ended December 27, 2015 present fairly, in all material respects, the financial position of Tribune Publishing Company and its subsidiaries (Successor) at December 27, 2015 and December 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to an ineffective control environment which contributed to material weaknesses related to review and approval of insert volume forecasts and variance analysis for preprint advertising, documentation of approval of rates for circulation and other revenue, and the review of compensation expense, including sales commissions and bonus plans existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 27, 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities and debt issuance costs in 2015.

As discussed in Note 2 to the consolidated financial statements, the United States Bankruptcy Court for the district of Delaware confirmed the Fourth Amended Joint Plan of Reorganization for Tribune Company and its subsidiaries (the “Plan”) on July 23, 2012. Confirmation of the Plan resulted in the discharge of all claims against Tribune Company and its subsidiaries that arose before December 8, 2008 and substantially alters rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on December 31, 2012 and Tribune Company and its subsidiaries, including the subsidiaries that comprise the Tribune Publishing Company business, emerged from bankruptcy. In connection with the emergence from bankruptcy, Tribune Publishing Company adopted fresh start accounting as of December 31, 2012.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in the accompanying Management's Report on Internal Control Over Financial Reporting, management has excluded The San Diego Union-Tribune LLC from its assessment of internal control over financial reporting as of December 27, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded The San Diego Union-Tribune LLC from our audit of internal control over financial reporting. The San Diego Union-Tribune LLC is a wholly-owned subsidiary whose total assets and total revenues represent 2% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 27, 2015.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 14, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Tribune Publishing Company
In our opinion, the accompanying combined statements of income, comprehensive income, equity (deficit) and cash flows for the one day ended December 31, 2012 present fairly, in all material respects, the results of operations and cash flows of Tribune Publishing Company (Predecessor) for the one day ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
April 11, 2014

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In thousands, except per share data)

	Successor			Predecessor
	Year ended
	December 27, 2015	December 28, 2014	December 29, 2013	December 31, 2012
Operating revenue:
Advertising	$954,690	$986,393	$1,068,936	$—
Circulation	466,281	434,623	428,615	—
Other	251,849	286,962	297,556	—
Total operating revenues	1,672,820	1,707,978	1,795,107	—

Operating expenses:
Compensation	649,905	596,366	597,882	—
Circulation and distribution	293,419	291,019	309,310	—
Newsprint and ink	122,339	139,634	162,196	—
Other operating expenses	527,557	562,168	530,759	—
Depreciation	44,700	24,537	21,851	—
Amortization	9,933	7,552	6,580	—
Total operating expenses	1,647,853	1,621,276	1,628,578	—

Income from operations	24,967	86,702	166,529	—
Loss on equity investments, net	(1,164)	(1,180)	(1,187)	—
Gain on investment transaction	—	1,484	—	—
Interest income (expense), net	(25,972)	(9,801)	14	—
Reorganization items, net	(1,026)	(464)	(270)	2,754,553
Income (loss) before income taxes	(3,195)	76,741	165,086	2,754,553
Income tax expense (benefit)	(430)	34,453	70,992	(87,773)
Net income (loss)	$(2,765)	$42,288	$94,094	$2,842,326

Net income (loss) per common share:
Basic	$(0.11)	$1.66	$3.70	$111.80

Diluted	$(0.11)	$1.66	$3.70	$111.80

Weighted average shares outstanding:
Basic	25,990	25,429	25,424	25,424

Diluted	25,990	25,543	25,424	25,424

Dividends declared per common share:	$0.700	$0.175	$—	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Successor			Predecessor
	Year ended
	December 27, 2015	December 28, 2014	December 29, 2013	December 31, 2012
Net income (loss)	$(2,765)	$42,288	$94,094	$2,842,326
Other comprehensive income (loss), net of taxes:
Unrecognized benefit plan gains and losses:
Change in unrecognized benefit plan gain (loss) arising during the period, net of taxes of $4,556, ($1,123) and $202, respectively	(6,978)	1,720	(310)	—
Amortization of items to periodic pension cost during the period, net of taxes of $1,921	(2,942)	—	—	—
Negative plan amendments, net of taxes of $2,908 and ($5,936)	(4,453)	9,092	—	—
Fresh-start reporting adjustment included in net income to eliminate Predecessor's accumulated other comprehensive income, net of taxes of $6,440	—	—	—	(27,158)
Foreign currency translation, net of taxes of $0 and $13	(15)	(20)	—	—
Other comprehensive income (loss), net of taxes	(14,388)	10,792	(310)	(27,158)
Comprehensive income (loss)	$(17,153)	$53,080	$93,784	$2,815,168

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except per share data)

	December 27, 2015	December 28, 2014
Assets
Current assets
Cash	$40,832	$36,675
Accounts receivable (net of allowances of $17,590 and $16,664)	240,813	234,812
Inventories	13,688	16,651
Prepaid expenses	12,845	22,503
Other	3,979	4,090
Total current assets	312,157	314,731

Property, plant and equipment
Machinery, equipment and furniture	240,393	210,217
Buildings and leasehold improvements	7,377	6,434
	247,770	216,651
Accumulated depreciation	(108,393)	(68,076)
	139,377	148,575
Advance payments on property, plant and equipment	5,162	13,770
Property, plant and equipment, net	144,539	162,345

Other assets
Goodwill	123,992	41,669
Intangible assets, net	133,862	87,272
Investments	3,677	3,370
Deferred income taxes	81,540	37,186
Restricted cash	17,003	27,505
Debt issuance costs and other long-term assets	16,196	3,625
Total other assets	376,270	200,627

Total assets	$832,966	$677,703

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except per share data)

	December 27, 2015	December 28, 2014
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$21,826	$17,911
Accounts payable	80,881	81,567
Employee compensation and benefits	97,717	74,571
Deferred revenue	81,682	73,004
Other current liabilities	31,324	32,435
Total current liabilities	313,430	279,488

Non-current liabilities
Long-term debt	367,847	321,822
Deferred revenue	6,960	8,775
Pension and postretirement benefits payable	109,159	27,672
Other obligations	49,968	33,777
Total non-current liabilities	533,934	392,046

Commitments and contingencies (Notes 12 and 13)

Stockholders' equity
Preferred stock, $.01 par value. Authorized 30,000 shares; no shares issued or outstanding at December 27, 2015 and December 28, 2014	—	—
Common stock, $.01 par value. Authorized 300,000 shares, 26,357 shares issued and 26,236 shares outstanding at December 27, 2015; 25,444 shares issued and outstanding at December 28, 2014	264	254
Additional paid-in capital	19,251	2,370
Accumulated deficit	(28,639)	(6,937)
Accumulated other comprehensive income (loss)	(3,906)	10,482
Treasury stock, at cost - 121 shares at December 27, 2015	(1,368)	—
Total stockholders' equity (deficit)	(14,398)	6,169

Total liabilities and stockholders’ equity	$832,966	$677,703

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY (DEFICIT)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Tribune Media Company Investment	AOCI	Treasury Stock	Total Equity (Deficit)
Balance at December 30, 2012 (Predecessor)	—	—	—	—	(2,242,097)	27,158	—	(2,214,939)
Comprehensive income	—	—	—	—	2,842,326	(27,158)	—	2,815,168
Balance at December 31, 2012 (Successor)	—	—	—	—	600,229	—	—	600,229
Transactions with Tribune Media Company, net	—	—	—	—	(451,376)	—	—	(451,376)
Related party dividends	—	—	—	—	(17,812)	—	—	(17,812)
Comprehensive income	—	—	—	—	94,094	(310)	—	93,784
Balance at December 29, 2013 (Successor)	—	—	—	—	225,135	(310)	—	224,825
Transactions with Tribune Media Company, net	—	—	—	—	(57,627)	—	—	(57,627)
Dividend to Tribune Media Company	—	—	—	—	(275,000)	—	—	(275,000)
Dividends to common stockholders	—	—	—	(4,614)	—	—	—	(4,614)
Comprehensive income	—	—	—	16,568	25,720	10,792	—	53,080
Contribution by Tribune Media	—	—	—	—	63,135	—	—	63,135
Issuance of stock in the distribution	25,423,617	254	—	(18,891)	18,637	—	—	—
Issuance of stock from RSU conversions	2,369	—	—	—	—	—	—	—
Exercise of stock options	18,071	—	253	—	—	—	—	253
Share-based compensation	—	—	2,117	—	—	—	—	2,117
Balance at December 28, 2014 (Successor)	25,444,057	254	2,370	(6,937)	—	10,482	—	6,169
Comprehensive loss	—	—	—	(2,765)	—	(14,388)	—	(17,153)
Issuance of stock for acquisition	700,869	7	11,032	—	—	—	—	11,039
Issuance of stock from restricted stock unit conversions	191,984	3	(3)	—	—	—	—	—
Exercise of stock options	20,037	—	281	—	—	—	—	281
Share-based compensation	—	—	6,822	—	—	—	—	6,822
Excess tax benefit from long-term incentive plan	—	—	653	—	—	—	—	653
Dividends to common stockholders	—	—	—	(18,937)	—	—	—	(18,937)
Purchase of treasury stock	—	—	—	—	—	—	(1,368)	(1,368)
Withholding for taxes on restricted stock unit conversions	—	—	(1,904)	—	—	—	—	(1,904)
Balance at December 27, 2015 (Successor)	26,356,947	$264	$19,251	$(28,639)	$—	$(3,906)	$(1,368)	$(14,398)

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (In thousands)

	Successor			Predecessor
	Year ended
	December 27, 2015	December 28, 2014	December 29, 2013	December 31, 2012
Operating Activities
Net income (loss)	$(2,765)	$42,288	$94,094	$2,842,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,700	24,537	21,851	—
Amortization of intangible assets	9,933	7,552	6,580	—
Amortization of contract intangible liabilities	(120)	(141)	(218)	—
Allowance for bad debt	9,695	17,648	11,514	—
Stock compensation expense	6,822	3,679	—	—
Withholding for taxes on RSU vesting	(1,904)	—	—	—
Loss on equity investments, net	1,164	1,180	1,187	—
(Gain) loss on fixed asset sales	1,346	(1,285)	—	—
Gain on investment transaction	—	(1,484)	—	—
Gain on postretirement plan amendment	(18,828)	—	—	—
Non-cash reorganization items, net	—	—	—	(2,756,494)
Changes in working capital items, excluding acquisitions:
Accounts receivable, net	(3,702)	3,608	(5,719)	—
Prepaid expenses, inventories and other current assets	13,822	(10,519)	4,967	—
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	11,194	38,121	(2,301)	8,381
Pension contribution	(2,983)	—	—	—
Non-current deferred revenue	(1,815)	540	(2,329)	—
Deferred income taxes	(2,654)	7,224	18,333	(94,213)
Postretirement medical, life and other benefits	(4,944)	(1,704)	(2,315)	—
Other, net	3,963	(670)	2,075	—
Net cash provided by operating activities	62,924	130,574	147,719	—

Investing Activities
Capital expenditures	(32,275)	(22,268)	(19,736)	—
Acquisitions, net of cash acquired	(67,825)	(52,280)	(206)	—
Restricted cash	10,502	(27,505)	—	—
Proceeds from sale of fixed assets	63	2,136	—	—
Investments in equity investments, net of distributions	(1,470)	(3,009)	—	—
Net cash used for investing activities	$(91,005)	$(102,926)	$(19,942)	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (In thousands)

	Successor			Predecessor
	Year ended
	December 27, 2015	December 28, 2014	December 29, 2013	December 31, 2012
Financing Activities
Proceeds from issuance of debt	$68,950	$346,500	$—	$—
Purchase of treasury stock	(1,368)	—	—	—
Payment of debt issuance costs	(2,760)	(10,179)	—	—
Repayment of long-term debt	(19,776)	—	—	—
Proceeds from revolving debt	10,000	—	—	—
Repayment of revolving debt	(10,000)	—	—	—
Repayments of capital lease obligations	—	—	(256)	—
Related party dividends	—	(275,000)	(17,812)	—
Dividends paid to common stockholders	(13,742)	(4,614)	—	—
Proceeds from exercise of stock options	281	253	—	—
Excess tax benefits realized from exercise of stock-based awards	653	—	—	—
Transactions with Tribune Media Company, net	—	(57,627)	(113,783)	—
Net cash provided by (used for) financing activities	32,238	(667)	(131,851)	—
Net increase (decrease) in cash	4,157	26,981	(4,074)	—
Cash, beginning of period	36,675	9,694	13,768	13,768
Cash, end of period	$40,832	$36,675	$9,694	$13,768

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—Tribune Publishing Company and its subsidiaries (collectively, the “Company” or “Tribune Publishing”) is a multiplatform media and marketing solutions company that delivers innovative experiences for audiences and advertisers. The Company's diverse portfolio of iconic news and information brands includes award-winning daily and weekly titles, digital properties and verticals in major markets across the country. Tribune Publishing’s media groups include the Chicago Tribune Media Group, the California News Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group and the Daily Press Media Group. Tribune Publishing’s operations also include Blue Lynx Media, LLC (“BLM”) which operates a shared service center for the benefit of the Company; and a 50% equity interest in CIPS Marketing Group, Inc. (“CIPS”). In May 2015, the Company acquired The San Diego Union-Tribune newspaper (f/k/a the U-T San Diego) and nine community weeklies and related digital properties in San Diego County (collectively, “San Diego”). In November 2015, the Company acquired an 15% investment in Matter Ventures, Inc., a digital investment company. In March 2014, The Baltimore Sun Company, LLC acquired the Baltimore City Paper and its related publications. In April 2014, The Hartford Courant Company, LLC acquired Reminder Media and its related publications in eastern and northern Connecticut. In May 2014, The Baltimore Sun Company, LLC acquired The Capital and the Carroll County Times and their related publications. In May 2014, Tribune Publishing acquired the outstanding 50% interest in McClatchy/Tribune Information Services (“MCT”), making the subsidiary wholly-owned. See Note 6 for additional information on the MCT acquisition. In August 2014, the Company purchased a 20% equity interest in Contend, LLC (“Contend”), a content creation company. See Note 9 for additional information on the investment in Contend. In October 2014, the Company acquired 6 daily and 32 weekly suburban news and information brands from Wrapports, LLC (“Wrapports”) as an asset purchase. See Note 6 for additional information on the San Diego and Wrapports acquired publications.
Fiscal Year—The Company's fiscal year ends on the last Sunday in December. Fiscal year 2015 ended on December 27, 2015, fiscal year 2014 ended on December 28, 2014 and fiscal year 2013 ended on December 29, 2013, each 52-week years.
Separation from Tribune Media Company—On August 4, 2014 (the “Distribution Date”), Tribune Media Company, formerly Tribune Company (“TCO”), completed the spin-off of its principal publishing operations into an independent company (“Distribution”), Tribune Publishing, by distributing 98.5% of the common stock of Tribune Publishing to holders of TCO common stock and warrants. In the Distribution, each holder of TCO's Class A common stock, Class B common stock and warrants received 0.25 of a share of Tribune Publishing's common stock for each share of TCO common stock or TCO warrant held as of July 28, 2014 (the “Record Date”). Based on the number of shares of TCO common stock and TCO warrants outstanding as of the Record Date and the distribution ratio, 25,042,263 shares of Tribune Publishing common stock were distributed to the TCO stockholders and holders of TCO warrants and TCO retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of the outstanding common stock of Tribune Publishing. On August 5, 2014, Tribune Publishing became a separate publicly-traded company with its own board of directors and senior management team. Shares of Tribune Publishing common stock are listed on the New York Stock Exchange under the symbol “TPUB.” In connection with the separation and distribution, Tribune Publishing paid a $275.0 million cash dividend to TCO from a portion of the proceeds of a senior secured credit facility entered into by Tribune Publishing. See Note 11 for additional information on the senior secured credit facility.
Basis of Presentation—The accompanying Consolidated and Combined Financial Statements and notes of Tribune Publishing have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated and Combined Financial Statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of Tribune Publishing as of December 27, 2015 and December 28, 2014, the results of operations and cash flows for the years ended December 27, 2015, December 28, 2014 and December 29, 2013 and the results of operations and cash flows for December 31, 2012 of the Predecessor.
In the fourth quarter of 2015, the Company determined digital marketing services had evolved over time and more appropriately aligns with Advertising revenue instead of Other revenue. This change in classification has been applied

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

retrospectively to all periods covered in this report. This reclassification has no effect on total revenue, total operating expenses or net income. Certain prior period amounts have been reclassified to conform with current year presentation.
Prior to the Distribution Date, separate financial statements were not prepared for Tribune Publishing. The accompanying Consolidated and Combined Financial Statements were derived from the historical accounting records of TCO and present Tribune Publishing’s consolidated and combined financial position, results of operations and cash flows as of and for the periods presented as if Tribune Publishing was a separate entity through the Distribution Date. Management believes that assumptions and methodologies underlying the allocation of general corporate expenses are reasonable. However, such expenses prior to the Distribution Date may not be indicative of the actual level of expense that would have been incurred had Tribune Publishing operated as a separate stand-alone entity, and, accordingly, may not necessarily reflect Tribune Publishing’s consolidated and combined financial position, results of operations and cash flows had Tribune Publishing operated as a stand-alone entity during the periods presented. See Note 5 for further information on costs allocated from TCO. Subsequent to the Distribution Date, Tribune Publishing's financial statements are presented on a consolidated basis as the Company became a separate consolidated entity.
Prior to the Distribution Date, Tribune Publishing’s operations were comprised of the direct and indirect subsidiaries of Tribune Publishing Company, LLC (“TPC”), a wholly-owned subsidiary of TCO, and certain other assets of TCO and TCO’s non-TPC subsidiaries (“Tribune Affiliates”) as further described in Note 2. TPC, formerly known as Tribune Publishing Company, was converted into a limited liability company in connection with the restructuring transactions described in Note 2. In addition, certain direct and indirect subsidiaries were formed or became owned by TPC as a result of these restructuring transactions. These operations were conducted through the following wholly-owned subsidiaries (including each subsidiary’s respective direct wholly-owned subsidiaries) of TPC: The Morning Call, LLC; Chicago Tribune Company, LLC; The Baltimore Sun Company, LLC; Orlando Sentinel Communications Company, LLC; Los Angeles Times Communications LLC; The Daily Press, LLC; The Hartford Courant Company, LLC; Sun-Sentinel Company, LLC; Tribune Washington Bureau, LLC; Hoy Publications, LLC; Tribune Interactive, LLC; Tribune 365, LLC; Tribune Content Agency, LLC; forsalebyowner.com, LLC; Builder Media Solutions, LLC; and BLM.
All intercompany accounts within Tribune Publishing have been eliminated in consolidation. For periods prior to the Distribution Date, all significant intercompany transactions between Tribune Publishing and TCO have been included within the consolidated and combined financial statements and are considered to be effectively settled through equity contributions or distributions or through cash payments at the time the transactions were recorded. The accumulated net effect of intercompany transactions between Tribune Publishing and TCO were included in the parent company investment component of Tribune Publishing equity. These intercompany transactions are further described in Note 5. The total net effect of these intercompany transactions prior to the Distribution Date are reflected in the Consolidated and Combined Statements of Cash Flows as financing activities.
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
NOTE 2: PROCEEDINGS UNDER CHAPTER 11
Chapter 11 Reorganization—On December 8, 2008 (the “Petition Date”), TCO, and 110 of its direct and indirect wholly-owned subsidiaries (each a “Debtor” and, collectively, the “Debtors”), filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under Chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On March 16, 2015, the Chapter 11 estates of 88 of the Debtors were closed by a final decree issued by the Bankruptcy Court. On July 24, 2015, the Chapter 11 estates of an additional 8 of the Debtors were closed by a final decree. The remaining Debtors’ Chapter 11 cases continue to be jointly administered under the caption “In re: Tribune Media Company, et al.,” Case No. 111-08-13141. Certain of the legal entities included in the consolidated and combined financial statements of Tribune Publishing were Debtors or, as a result of the restructuring transactions described below, are successor legal entities to legal entities that were Debtors (collectively, the “Tribune Publishing Debtors”). As further described below, a joint plan of reorganization for the Debtors, including the Tribune Publishing Debtors became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). Tribune Publishing and its business operations as conducted on or after December 31, 2012 are herein referred to as “Reorganized Tribune Publishing” or “Successor.” Tribune Publishing and its business operations as conducted on or prior to December 30, 2012 are herein referred to as “Predecessor.” TCO and its business operations as conducted on or after December 31, 2012 are herein referred to as “Reorganized Tribune Media.”
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
Specifically identifiable reorganization provisions, adjustments and other costs directly related to Tribune Publishing have been included in the Successor’s Consolidated and Combined Statements of Income for the years ended December 27, 2015, December 28, 2014 and December 29, 2013 and in the Predecessor’s Consolidated and Combined Statements of Income for December 31, 2012 and consisted of the following (in thousands):

	Successor			Predecessor
	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013	December 31, 2012
Reorganization costs, net:
Contract rejections and claim settlements	$(15)	$(214)	$111	$—
Trustee fees and other, net	(1,011)	(250)	(381)	—
Total reorganization costs, net	(1,026)	(464)	(270)	—
Reorganization adjustments, net	—	—	—	2,862,039
Fresh-start reporting adjustments, net	—	—	—	(107,486)
Total reorganization items, net	$(1,026)	$(464)	$(270)	$2,754,553
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
NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of these consolidated and combined financial statements in conformity with U.S. GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses and certain financial statement disclosures. Some of the significant estimates in these consolidated and combined financial statements include the valuation assumptions used in allowances for doubtful accounts receivable, net realizable value of inventories, useful lives of property and identifiable intangible assets, the evaluation of recoverability of property and identifiable intangible assets, income tax, self-insurance, pension and other postretirement benefits, stock-based compensation and purchase accounting. Actual results could differ from these estimates.
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
Cash—Cash is stated at cost, which approximates market value. Investments with original maturities of three months or less at the time of purchase are considered to be cash equivalents. Prior to the Distribution Date, TCO utilized a centralized approach to cash management and the financing of its operations. See Note 5 for further discussion.
Restricted Cash—As of December 27, 2015 and December 28, 2014, the Company had $17.0 million and $27.5 million, respectively, of cash held in a specified cash collateral account. The specified cash account is required to remain as long as an undrawn letter of credit relating to workers compensation self-insurance remains outstanding. The cash is recorded in restricted cash in the Consolidated and Combined Balance Sheets.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

A summary of the activity with respect to the accounts receivable allowances is as follows (in thousands):

Accounts receivable allowance balance at December 30, 2012 (Predecessor)	$13,431
2013 additions	22,477
2013 deductions	(23,052)
Accounts receivable allowance balance at December 29, 2013 (Successor)	12,856
2014 additions	26,378
2014 deductions	(22,570)
Accounts receivable allowance balance at December 28, 2014 (Successor)	16,664
2015 additions	31,805
2015 deductions	(30,879)
Accounts receivable allowance balance at December 27, 2015 (Successor)	$17,590
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
Inventories—Through December 27, 2015, inventories are stated at the lower of cost or market. Newsprint cost is determined using the first-in, first-out (“FIFO”) basis. Beginning in the first quarter of 2016, upon the adoption of Accounting Standards Update (“ASU”) 2015-11, Topic 330, inventories will be stated at the lower of cost or net realizable value. See New Accounting Standards below for more information on ASU 2015-11.
Properties—Property, plant and equipment are stated at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the following estimated useful lives:

Building and building improvements	8 years - 40 years
Leasehold improvements	3 years - 15 years
Machinery and equipment	2 years - 15 years
Computer software	2 years - 10 years
Computer hardware	3 years - 8 years
Vehicles	2 years - 8 years
Furniture, fixtures and other	3 years - 10 years
Leasehold improvements are amortized over the shorter of the useful life or the term of the lease. Expenditures for repairs and maintenance of existing assets are charged to expense as incurred. Property, plant and equipment assets that are financed under a capital lease are depreciated over the shorter of the term of the lease or the useful lives of the assets.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets are summarized in Note 8. Tribune Publishing reviews goodwill and other indefinite-lived intangible assets, which include only newspaper mastheads, for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles–Goodwill and Other.” Under ASC Topic 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values. Tribune Publishing’s annual impairment review measurement date is in the fourth quarter of each year. Impairment would occur when the carrying amount of the goodwill or mastheads is greater than its fair value. The Company has determined that the reporting units are the nine newspaper media groups and the aggregate of its national businesses.
For the year ended December 27, 2015, the Company did a full quantitative analysis of both goodwill and mastheads. For both goodwill and mastheads, the calculated fair value exceeded the carrying value by a significant amount. For goodwill, the calculated fair value was determined using an average of the discounted cash flow method and the market comparable method, applying equal weight to both. Estimates of fair value are subjective in nature, involve uncertainties and

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

matters of significant judgment and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time (for 2015, the perpetuity growth rates used ranged from (0.3%) to 2.5%), forecasted revenue growth rates (for 2015, forecasted revenue growth ranged from (4.4%) to 3.3%), projected operating cash flow margins, estimated tax rates, depreciation expense, capital expenditures, required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (for 2015, the weighted average cost of capital used was 10.0%).
For mastheads, the calculated fair value was determined using the royalty savings method. The key assumptions used in the fair value estimates under the royalty savings method are revenue and market growth, royalty rates for newspaper mastheads (for 2015, the royalty rate used ranged from 2.6% to 5.1%), estimated tax rates, an appropriate risk-adjusted weighted-average cost of capital (for 2015, the weighted average cost of capital used was 10.0%). These assumptions reflect Tribune Publishing’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of Tribune Publishing’s control.
Based on the assessments performed as of December 27, 2015, the estimated fair value of all of the Company’s reporting units exceeded their carrying amounts by a significant amount. Additionally, based on assessments performed as of December 27, 2015, the estimated fair value of the Company’s mastheads exceeded their carrying amounts by a significant amount.
Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in non-cash impairment charges in the future under ASC Topic 350.
Impairment Review of Long-Lived Assets—In accordance with ASC Topic 360, “Property, Plant and Equipment,” Tribune Publishing evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may be impaired. The carrying value of a long-lived asset or asset group is considered impaired when the projected future undiscounted cash flows to be generated from the asset or asset group over its remaining depreciable life are less than its current carrying value. Tribune Publishing measures impairment based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset or asset group. The fair value is determined primarily by using the projected future cash flows discounted at a rate commensurate with the risk involved as well as market valuations. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair values are reduced for an estimate of the cost to dispose or abandon. There were no impairments recorded in any of the periods presented.
Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate future undiscounted cash flows could result in non-cash impairment charges in the future under ASC Topic 360.
Fair Value Measurements—Tribune Publishing measures and records in its consolidated and combined financial statements certain assets and liabilities at fair value. ASC Topic 820, “Fair Value Measurement and Disclosures,” establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and Tribune Publishing’s own assumptions (unobservable inputs). See Note 10 for further explanation of the fair value hierarchy.
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
Investments—Investments in unconsolidated affiliates over which Tribune Publishing exercises significant influence, but does not control, are accounted for by the equity method. Under this method, an investment account for each unconsolidated affiliate is increased by contributions made and by Tribune Publishing’s share of net income of the unconsolidated affiliate, and decreased by the share of net losses of and distributions from the unconsolidated affiliate. See Note 9 for further discussion.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Pension Plans—With the acquisition of The San Diego Union-Tribune, the Company became the sponsor of a pension plan (“San Diego Pension Plan”). The Company follows accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits” for single employer defined benefit plans. Plan assets and the projected benefit obligation are measured each December 31, and the Company records as an asset or liability the net funded or underfunded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to other comprehensive income (loss) and are amortized to net periodic pension expense over the weighted average remaining life of plan participants. Net periodic pension expense is recognized each period by accruing interest expense on the projected benefit obligation and accruing a return on assets associated with the plan assets. Participation in and accrual of new benefits to participants has been frozen since 2009 and, accordingly, on-going service costs are not a component of net periodic pension expense.
The projected benefit obligations of the San Diego Pension Plan are estimated using Buck corporate yield curve model, a theoretical zero-coupon spot curve representing the yields on high-quality corporate bonds with maturities that correlate to the timing of benefit payments to the plan’s participants. Future benefit payments are discounted to their present value at the appropriate yield curve rate to determine the projected benefit obligation outstanding at each year end. The yield curve discount rate as of December 31, 2015 was 4.2 percent.
Interest expense included in net periodic pension expense was established at the beginning of the fiscal year. Interest expense for 2015 was determined using a beginning-of-year yield curve rate of 4.1 percent.
The Company assumed a 7.0 percent long-term rate of return on the plan’s assets in 2015. This return is based upon the investments strategies determined by the Company, less administrative expenses. Investment strategies for the plan’s assets are based upon factors such as the remaining useful life expectancy of participants and market risks.
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
Retirement benefits obligations pursuant to the TCO-sponsored defined benefit pension plans are obligations of TCO. Therefore, prior to the Distribution Date, Tribune Publishing accounted for costs associated with these defined benefit pension plans as a participant in multi-employer plans in accordance with ASC Topic 715. ASC Topic 715 provides that an employer that participates in a multi-employer defined benefit plan is not required to report a liability beyond the contributions currently due and unpaid to the plan. As no such amounts were due and unpaid by Tribune Publishing, no assets or liabilities relative to the obligations under the TCO-sponsored defined benefit pension plans were included in the Consolidated and Combined Balance Sheets. After the Distribution Date, Tribune Publishing has no additional costs or expenses related to these plans.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Self-Insurance—The Company self-insures for certain employee medical and disability income benefits, and insures with a high deductible for workers’ compensation, automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The Company carries insurance coverage to limit exposure for self-insured workers’ compensation costs and automobile and general liability claims. The Company’s deductibles for the insured coverages are generally $1.0 million per occurrence, depending on the applicable policy period. The recorded liabilities for self-insured risks at December 27, 2015 and December 28, 2014 totaled $41.6 million and $44.9 million, respectively.
Prior to the Distribution Date, Tribune Publishing employees were covered under TCO plans. The portion of the liabilities and expense related to these self-insurance and insurance plans that related to Tribune Publishing employees, both the liability and expense applicable to those employees, have been presented within these consolidated and combined financial statements for periods prior to the Distribution Date.
Deferred Revenue—Deferred revenue arises in the normal course of business from advance subscription payments for newspapers, digital subscriptions and other publications, and interactive advertising sales. Deferred revenue is recognized in the period it is earned.
Stock-Based Compensation—In accordance with ASC Topic 718, “Compensation—Stock Compensation,” the Company recognizes stock-based compensation cost in its Consolidated and Combined Statements of Income. Stock-based compensation cost is measured at the grant date for equity-classified awards and at the end of each reporting period for liability-classified awards based on the estimated fair value of the awards. ASC Topic 718 requires stock-based compensation expense to be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service. Additional information pertaining to the Company’s stock-based compensation is provided in Note 16 for both the Predecessor and Successor equity plans.
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
New Accounting Standards—In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Topic 842, Leases. This standard will require the recognition of lease assets and lease liabilities by lessees for operating leases. This ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of assessing the impact of ASU 2016-02 on the Company’s results of operations, financial condition or cash flows.
In November 2015, the FASB issued ASU 2015-17, Topic 740, Income Taxes – Balance Sheet Classification of Deferred Taxes. This standard was issued to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

reporting periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual period. The Company early adopted the standard as of the beginning of the fourth quarter of 2015 and it has been applied retrospectively to all periods presented. The adoption of this standard resulted in a reclassification of $38.2 million of current deferred tax assets and $1.0 million in other obligations to non-current deferred tax assets on the Company’s Consolidated and Combined Balance Sheet for the year ended December 28, 2014, but had no effect on the Company’s results of operations, financial condition or cash flows.
In September 2015, the FASB issued ASU 2015-16, Topic 805, Simplifying the Accounting for Measurement-Period Adjustments, which provides guidance to entities that have provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. This ASU is effective for reporting periods beginning after December 15, 2015. The Company adopted ASU 2015-16 in the third quarter of 2015. See Note 6 for the measurement period adjustment recorded during 2015.
In July 2015, the FASB issued ASU 2015-11, Topic 330, Simplifying the Measurement of Inventory. This ASU requires an entity to measure inventory at the lower of cost or net realizable value, which consists of the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. This ASU is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The guidance is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company will adopt the standard in the first quarter of 2016. The Company believes the adoption of this standard will have no effect on its consolidated financial statements.
In May 2015, the FASB issued ASU 2015-07, Topic 820, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The new standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The Company maintains investments in certain venture capital funds that are measured using net asset value. These venture capital investments are not material to the Company’s financial position or results of operations. This ASU is effective for reporting periods beginning after December 15, 2015. It is to be applied retrospectively and early adoption is permitted. The Company adopted the standard in the fourth quarter of 2015. The standard impacts disclosure only and has no affect on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. This ASU is effective for reporting periods beginning after December 15, 2015. The Company will adopt the standard in the first quarter of 2016. The Company believes that the adoption of this standard will have no effect on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for reporting periods beginning after December 15, 2015 and interim periods therein. It is to be applied retrospectively and early adoption is permitted. ASU 2015-03 affects presentation only and will have no effect on the Company's financial condition, results of operations or cash flows. The Company adopted the standard as of the fourth quarter of 2015. The adoption of this standard resulted in a reclassification of deferred financing costs which caused a $7.8 million reduction to both debt issuance costs and other long-term assets and long-term debt on the Consolidated and Combined Balance Sheet as of December 28, 2014, but it had no effect on the Company’s results of operations, financial condition or cash flows.
In May 2014, the FASB issued ASU 2014-09, Topic 606, Revenue from Contracts with Customers, concerning revenue recognition. The new standard supersedes a majority of existing revenue recognition guidance under U.S. GAAP, and requires a company to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. ASU 2014-09 allows for either a “full retrospective” adoption or a “modified retrospective” adoption. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017 and to

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

permit companies to voluntarily adopt the new standard as of the original effective date. The Company expects to adopt this standard on January 1, 2018. The Company is currently evaluating the impact this guidance will have on revenue recognition once implemented and the implementation approach to be used.
NOTE 4: CHANGES IN OPERATIONS
Employee Reductions—In the fourth quarter of 2015, the Company offered an Employee Voluntary Separation Program (“EVSP”), which provides enhanced separation benefits to eligible non-union employees with more than one year of service.  The Company plans to fund the EVSP ratably over the payout period through salary continuation that started immediately and continues through the first half of 2018 instead of lump sum severance payments. The Company recorded a net reduction of 505 positions and a charge of $44.2 million for all related severance, benefits and taxes in connection with the EVSP, excluding accrued vacation of $1.4 million which is recorded in an accrued vacation liability. In addition to the EVSP, Tribune Publishing identified reductions in staffing levels in its operations of 323, 486 and 745 positions in the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively. Tribune Publishing recorded pretax charges for severance and related expenses, including the EVSP, totaling $51.0 million, $5.9 million and $15.6 million in the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively. A summary of the activity with respect to Tribune Publishing’s severance accrual for the years ended December 27, 2015 and December 28, 2014 is as follows (in thousands):

Balance at December 29, 2013	$9,336
Transferred from Tribune Media Company	647
2014 Provision	5,857
2014 Payments	(10,802)
Balance at December 28, 2014	5,038
2015 Provision	51,029
2015 Payments	(12,330)
Balance at December 27, 2015	$43,737
Charges for severance and related expenses are included in compensation expense in the accompanying Consolidated and Combined Statements of Income. The severance and related expenses above exclude severance and related expenses incurred by TCO and allocated to Tribune Publishing. As part of the separation and distribution from TCO, $0.6 million of accrued severance charges were transferred to Tribune Publishing during the year ended December 28, 2014. See Note 5 for further discussion of allocated charges from TCO.
NOTE 5: RELATED PARTY TRANSACTIONS
In connection with the separation and distribution, Tribune Publishing entered into a transition services agreement (the “TSA”) and certain other agreements with TCO that govern the relationships between Tribune Publishing and TCO following the separation and distribution. Under the TSA, the providing company generally is allowed to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the services, plus, in some cases, the allocated direct costs of providing the services, generally without profit. Pursuant to the TSA, TCO provided Tribune Publishing with certain specified services on a transitional basis, including support in areas such as human resources, risk management, treasury, technology, legal, real estate, procurement, and advertising and marketing in a single market. During the years ended December 27, 2015 and December 28, 2014, Tribune Publishing incurred $1.3 million and $2.3 million, respectively, in charges payable to TCO under the TSA. In addition, the TSA outlined the services that Tribune Publishing provided TCO on a transitional basis, including in areas such as human resources, technology, legal, procurement, accounting, digital advertising operations, and advertising, marketing, event management and fleet maintenance in a single market. For the years ended December 27, 2015 and December 28, 2014, TCO's charges payable to Tribune Publishing were $0.8 million and $3.0 million, respectively, under the TSA.
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

	Year Ended
	December 28, 2014	December 29, 2013

Corporate management fee	$21,871	$29,450
Allocated depreciation	11,707	17,127
Service center support costs	53,492	87,487
Other	3,427	6,722
Total	$90,497	$140,786
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
The above summary of allocated costs includes depreciation expense allocated by TCO and Tribune Affiliates for certain assets that support Tribune Publishing and other Tribune Affiliates. These assets primarily relate to capitalized software that is utilized by TCO, including Tribune Publishing, to operate its businesses and such assets have not been included in Tribune Publishing’s Consolidated and Combined Balance Sheets. Allocated depreciation expense totaled $11.7 million and $17.1 million for 2014 and 2013, respectively, and was allocated primarily based on headcount, Tribune Publishing’s revenue as a percentage of total TCO revenue and utilization of assets by Tribune Publishing.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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
Occupancy costs related to certain facilities owned and/or leased by TCO and Tribune Affiliates that were utilized by Tribune Publishing employees and principally relate to shared corporate office space. These costs were charged to Tribune Publishing primarily based on actual square footage utilized. Occupancy costs include facility rent, maintenance, security and other occupancy related costs incurred to manage the properties. In connection with the internal restructuring plan, discussed in Note 2, the shared corporate office space was transferred to TCO’s newly established real estate holding companies on December 21, 2012 and related party lease agreements were established between Tribune Publishing and the real estate holding companies. Beginning in 2013, the occupancy costs for shared corporate office space were replaced with rent expense. Historical occupancy costs and rent expense are recorded in other operating expense in the Company's Consolidated and Combined Statements of Income. The related party lease agreements are discussed in further detail below.
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
Severance costs incurred by TCO at service centers that provide a benefit to Tribune Publishing have been allocated and included within corporate management fee, service center support, technology service center support and occupancy costs, as applicable. Allocated severance costs totaled $1.7 million in 2013 and were primarily allocated based on Tribune Publishing’s revenue as a percentage of total TCO revenue or Tribune Publishing’s total allocated expense as a percentage of total TCO allocable costs.
As noted above, TCO’s service centers processed substantially all of Tribune Publishing’s disbursements on its behalf. These disbursements were settled through equity (deficit).
Medical and Workers’ Compensation Benefit Plans—Tribune Publishing participated in TCO-sponsored employee benefit plans, including medical and workers’ compensation. Allocations of benefit plan costs varied by plan type and were based on actuarial valuations of cost and/or liability, premium amounts and payroll. Total benefit plan costs allocated to Tribune Publishing amounted to $27.2 million in the year ended December 28, 2014 and $49.3 million in the year ended December 29, 2013. The total benefit plan costs were recorded in compensation expense in the Consolidated and Combined Statements of Income. While management believes the cost allocation methods utilized for the benefit plans were reasonable and reflected the portion of such costs attributed to Tribune Publishing, the amounts may not be representative of the costs necessary for Tribune Publishing to operate as a stand-alone business.
Defined Benefit Plans—Retirement benefits obligations pursuant to the TCO defined benefit pension plans have historically been and continue to be an obligation of TCO. Prior to the Distribution Date, Tribune Publishing accounted for costs associated with these defined benefit pension plans as a participant in multi-employer plans in accordance with ASC Topic 715, “Compensation-Retirement Benefits.” Costs related to TCO-sponsored pension plans, which totaled credits of $12.5 million and $23.8 million in the years ended December 28, 2014 and December 29, 2013, respectively, were based upon a specific allocation of actuarially determined service costs plus an allocation of the remaining net periodic pension cost components based upon Tribune Publishing's proportional share of the pension liability. Through the Distribution Date, TCO-sponsored pension plan credits or expense allocated to Tribune Publishing is recorded in compensation expense, as

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

appropriate, in the Consolidated and Combined Statements of Income. Subsequent to the Distribution Date, no further credits or expenses were allocated.
The weighted average assumptions used each year in accounting for TCO’s pension benefits prior to being allocated to Tribune Publishing, are summarized in the below table:

	Pension Plans
	Year Ended
	December 28, 2014	December 29, 2013

Discount rate for expense	4.70%	3.85%
Increase in future salary levels for expense	3.50%	3.50%
Long-term rate of return on plans' assets for expense	7.50%	7.50%
While management believes the allocation methods utilized for the TCO-sponsored pension plans were reasonable and reflected the portion of such credits or expense attributed to Tribune Publishing, the amounts may not be representative of the costs necessary for Tribune Publishing to operate as a stand-alone business.
Defined Contribution Plans—Tribune Publishing’s employees have historically participated in various TCO qualified 401(k) savings plans, which permit eligible employees to make voluntary contributions on a pretax basis. The plans allowed participants to invest their savings in various investments. Amounts charged to expense by Tribune Publishing for employer contributions to TCO 401(k) savings plans totaled $7.3 million in the year ended December 28, 2014 and $13.3 million in the year ended December 29, 2013 and are recorded in compensation expense in the Consolidated and Combined Statements of Income.
Related Party Lease Agreements—In 2013, Tribune Publishing entered into related party lease agreements with TCO to lease back certain land and buildings that were transferred from Tribune Publishing to TCO on December 21, 2012 as part of the bankruptcy reorganization. The initial term of these non-cancelable related party lease agreements is either five or ten years, with two optional renewal terms. Tribune Publishing determined that pursuant to the terms of the leases, it maintained forms of continuing involvement with the properties subject to related party leases, which, in accordance with ASC Topic 850, “Related Party Disclosures,” precluded Tribune Publishing from derecognizing those properties from its consolidated and combined financial statements. As a result, Tribune Publishing continued to account for and depreciate the carrying values of the transferred properties subject to related party leases and rent payments were accounted for as dividends to TCO. During the year ended December 29, 2013, Tribune Publishing recorded $4.7 million in depreciation expense for such properties.
On December 1, 2013, Tribune Publishing modified the related party leases to eliminate certain protections provided to the landlord in the event of default by the tenant, including the right to collect rent and other balances owed by tenant under the leases utilizing insurance proceeds received by the landlord in the event of damage and otherwise payable to the tenant, as well as the right to collect rent directly from subtenants to the extent all or a portion of the premise is sublet. Pursuant to ASC Topic 840, these provisions had precluded Tribune Publishing from derecognizing those properties from its consolidated and combined financial statements. As a result of these modifications, Tribune Publishing determined that it no longer had forms of continuing involvement with the transferred properties and derecognized such properties from its consolidated and combined financial statements by recording a $337.6 million reduction to net property, plant and equipment and a corresponding reduction to the parent company investment component of equity (deficit) in its Consolidated and Combined Balance Sheet. Tribune Publishing has accounted for these related party leases as operating leases beginning on December 1, 2013. In connection with all related party lease agreements, Tribune Publishing recognized $37.6 million and $10.6 million of rent expense for the fiscal years ended December 28, 2014 and December 29, 2013, respectively, recorded in other operating expense.
In addition, in 2013 Tribune Publishing entered into various related party lease agreements with TCO to lease the portions of the shared TCO corporate office space that Tribune Publishing continues to occupy for an initial 5-year term, with two optional renewal terms. In accordance with ASC Topic 840, Tribune Publishing has accounted for these related party leases as operating leases. Costs associated with the related party lease agreements for shared corporate office space were

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

recorded in other operating expense. See Note 12 for the future minimum lease payments under the related party operating lease arrangements.
NOTE 6: ACQUISITIONS
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
The stated purchase price was $85 million, consisting of $73 million in cash, subject to a working capital adjustment, and $12 million in Tribune Publishing common stock. The Company financed the $73 million cash portion of the purchase price, less a $2 million preliminary working capital adjustment at close, with a combination of cash-on-hand and funds available under the Company's existing Senior ABL Facility, as defined in Note 11, as well as the net proceeds of the term loan increase as further described in Note 11. In the year ended December 27, 2015, the Company received the final working capital adjustment of $2.6 million in cash from the seller and the purchase price has been adjusted.
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
The seller has provided the Company a full indemnity with respect to certain legal matters which were at various states of adjudication at the date of the acquisition. Inasmuch as such judgments represent a liability of the acquired entity which is subject to indemnification, the initial purchase price allocation reflects the assignment of $11.2 million to both the litigation judgment liability and the seller indemnification asset and is reflected in the Consolidated and Combined Balance Sheet in current assets, other long-term assets, current liabilities and other obligations.
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
As part of the acquisition, the Company became the sponsor of a single-employer defined benefit plan, The San Diego Union-Tribune, LLC Retirement Plan (the “San Diego Pension Plan”). The San Diego Pension Plan provides benefits to certain current and former employees of The San Diego Union-Tribune. Future benefits under the plan have been frozen since January 31, 2009. As of December 27, 2015, the estimated underfunded status of the San Diego Pension Plan was $96.2 million.
The allocation of the purchase price presented below is based upon management’s preliminary estimates. As of the filing date of this report, the determination of the fair value of the assets acquired and liabilities assumed have not been completed. The Company continues to evaluate the underlying data and methodologies used in the valuation of intangible assets. The definite-lived intangible assets are expected to be amortized over a total weighted average period of seven years that includes a three to seven year life for subscriber relationships, a three to eight year life for advertiser relationships and a one year life for other customer relationships. The acquired property and equipment will be depreciated on a straight-line basis over its estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future cost and revenue synergies. The entire amount of purchase price allocated to intangible assets and $31.2 million of goodwill will be deductible for tax purposes pursuant to Internal Revenue Code Section 197 over a 15 year period. The Company has recorded measurement period adjustments which include a $23.7 million reduction in the unfunded pension liability and a $12.4 million reduction in intangible assets.
At the acquisition date, the purchase price is preliminarily assigned to the acquired assets and assumed liabilities as follows (in thousands):

Consideration
Consideration for acquisition, less cash acquired and working capital adjustments	$78,864
Less: Shares issued for acquisition	(11,039)
Cash consideration for acquisition	$67,825

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Accounts receivable and other current assets	$12,408
Property, plant and equipment	1,869
Intangible assets subject to amortization:
Subscriber relationships (useful life of 3 to 7 years)	9,325
Advertiser relationships (useful life of 3 to 8 years)	15,571
Other customer relationships (useful life of 1 year)	432
Mastheads and intangible assets not subject to amortization	31,204
Deferred taxes	34,156
Other long-term assets	10,799
Accounts payable and other current liabilities	(20,808)
Pension and postemployment benefits liability	(85,389)
Other long-term liabilities	(13,026)
Total identifiable net assets (liabilities)	(3,459)
Goodwill	82,323
Total net assets acquired	$78,864
The Company included the results of operations of MLIM in the Consolidated and Combined Financial Statements beginning on the closing date of the acquisition. For the year ended December 27, 2015, the revenues from MLIM were $82.6 million and the total operating expenses were approximately $71.2 million. The following unaudited pro forma consolidated results of operations have been prepared as if the MLIM acquisition occurred as of December 30, 2013 (amounts in thousands, except per share data):

Unaudited	Year ended
	December 27, 2015	December 28, 2014

Total operating revenues	$1,737,495	$1,863,199
Income from operations	$31,242	$101,762
Basic net income per common share:	$0.05	$1.90
Diluted net income per common share:	$0.05	$1.89
The pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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
The Company included the results of operations of the Landmark Acquisition in the Consolidated and Combined Financial Statements beginning on the closing date of the acquisition. For the year ended December 28, 2014, the revenues from Landmark were $22.6 million and the operating earnings were approximately $4.8 million. During the year ended December 27, 2015, the Landmark Acquisition was fully integrated into The Baltimore Sun.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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
The Company included the results of operations of the Wrapports acquisition in the consolidated and combined financial statements beginning on the closing date of the acquisition. For the year ended December 27, 2015, the revenues from Wrapports were $33.6 million and the operating earnings were $4.2 million. For the year ended December 28, 2014, the revenues from Wrapports were $6.9 million and the operating earnings were $0.6 million.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Other Acquisitions
The Company’s other acquisitions in the year ended December 28, 2014 were not significant. The results of the other acquired companies and the related transaction costs were not material to the Company’s consolidated and combined financial statements and were included in the Consolidated and Combined Statements of Income since their respective dates of acquisition.
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
NOTE 7: INVENTORIES
Inventories consisted of the following (in thousands):

	December 27, 2015	December 28, 2014

Newsprint	$13,301	$16,174
Supplies and other	387	477
Total inventories	$13,688	$16,651
Inventories are stated at the lower of cost or market. Tribune Publishing determines cost on the first-in, first-out (“FIFO”) basis for all inventories.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 8: GOODWILL, OTHER INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES
Goodwill, other intangible assets and intangible liabilities at December 27, 2015 and December 28, 2014 consisted of the following (in thousands):

	December 27, 2015			December 28, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Subscribers (useful life of 2 to 10 years)	$17,819	$(4,081)	$13,738	$8,494	$(2,121)	$6,373
Advertiser relationships (useful life of 2 to 13 years)	43,937	(7,863)	36,074	28,366	(4,596)	23,770
Affiliate agreements (useful life of 4 years)	12,361	(9,415)	2,946	11,929	(5,965)	5,964
Trade names (useful life of 20 years)	15,100	(1,063)	14,037	15,100	(317)	14,783
Other (useful life of 1 to 20 years)	5,540	(1,477)	4,063	5,540	(958)	4,582
Total	$94,757	$(23,899)	$70,858	$69,429	$(13,957)	$55,472

Goodwill and other intangible assets not subject to amortization
Goodwill			123,992			41,669
Newspaper mastheads			63,004			31,800
Total goodwill and other intangible assets			$257,854			$128,941

Intangible liabilities subject to amortization
Lease contract intangible liabilities	(1,752)	479	(1,273)	(570)	359	(211)
Total intangible liabilities subject to amortization	$(1,752)	$479	$(1,273)	$(570)	$359	$(211)
The changes in the carrying amounts of intangible assets subject to amortization during the years ended December 27, 2015 and December 28, 2014 were as follows (in thousands):

Intangible assets subject to amortization

Balance at December 29, 2013	$28,682
Acquisitions	34,342
Amortization expense	(7,552)
Balance at December 28, 2014	$55,472
Acquisitions	25,328
Amortization expense	(9,942)
Balance at December 27, 2015	$70,858

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amounts of intangible assets not subject to amortization and goodwill during the years ended December 27, 2015 and December 28, 2014 were as follows (in thousands):

	Goodwill	Other intangible assets not subject to amortization

Balance at December 29, 2013	$15,331	$31,800
Acquisitions	26,338	—
Balance at December 28, 2014	41,669	31,800
Acquisitions	82,323	31,204
Balance at December 27, 2015	$123,992	$63,004
As disclosed in Note 3, Tribune Publishing reviews goodwill and other indefinite-lived intangible assets for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles-Goodwill and Other.” In the period ended December 27, 2015, no impairment charges were recorded.
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
The estimated amortization expense relating to amortizable intangible assets for the next five years are approximately (in thousands):

Year Ended	Intangible assets

2016	$10,736
2017	7,790
2018	7,790
2019	7,611
2020	7,345
Total	$41,272
NOTE 9: INVESTMENTS
Investments consisted of equity method investments totaling $3.7 million and $3.4 million at December 27, 2015 and December 28, 2014, respectively, in the following private companies:

	% Owned
Company	December 27, 2015	December 28, 2014

CIPS Marketing Group, Inc.	50%	50%
Homefinder.com, LLC	33%	33%
Contend, LLC	20%	20%
Jean Knows Cars, LLC	20%	—%
Matter Ventures Fund II	15%	—%

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Tribune Publishing recorded losses of $1.2 million, in each of the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively, relating to its equity method investments.
The Company utilizes the services of CIPS Marketing Group, Inc. for local marketing efforts such as distribution, door-to-door marketing, total market coverage, etc. During the years ended December 27, 2015, December 28, 2014 and December 29, 2013, the Company recorded $1.0 million, $1.0 million and $0.9 million, respectively, in revenue and $10.6 million, $9.7 million and $9.1 million, respectively, in other operating expenses related to such marketing services.
On January 8, 2015, the Company purchased a 20% interest in Jean Knows Cars, LLC for $0.5 million. Jean Knows Cars, LLC is a content creation company that develops and produces digital content relating to the car industry. During November 2015, the Company invested $0.7 million in Matter Ventures Fund II, a digital investment company.
Subsequent to December 27, 2015, the Company sold its 33% investment in Homefinder.com, LLC to Placester, Inc., a real estate platform developer, in exchange for cash and a 0.25% ownership interest in Placester. The investment in Placester will be accounted for under the cost method.
On August 5, 2014, the Company purchased a 20% investment for $1.0 million in Contend, LLC, a content creation company that develops and produces entertainment and marketing solutions for local, regional and national brands. The Company expects to leverage the relationship to help marketers engage and activate customers across all platforms, from print to online, social to mobile.
On May 7, 2014, the Company acquired the remaining 50% of the outstanding general partnership interests of MCT which had previously been accounted for as an equity method investment. See Note 6 for additional information on the MCT acquisition. Prior to the acquisition, Tribune Publishing provided support services to MCT and managed its daily cash receipts and disbursements.
In 2013, no investments were made and no distributions were received.
NOTE 10: FAIR VALUE MEASUREMENTS
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
An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs.
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The carrying values of cash, trade accounts receivable and trade accounts payable approximated their respective fair values due to their short term to maturity.
NOTE 11: DEBT
At December 27, 2015, Tribune Publishing had $400.7 million in variable-rate debt outstanding under the Term Loan Credit Agreement, as defined below. The weighted average interest rate for the variable-rate debt at December 27, 2015 is 5.75%. At December 27, 2015, the fair value of the Term Loan Credit Agreement was estimated to be $366.6 million. The Company's Term Loan Credit Agreement’s classification is determined based on Level 2 inputs, because the fair value for these instruments is determined using observable inputs in non-active markets. See below for details related to the Company's debt agreements.
Senior Term Facility
On May 21, 2015, the Company entered into a lender joinder agreement (“Joinder Agreement”) with Citicorp North America, Inc. (“Citi”) and JPMorgan Chase Bank, N.A. to partially finance the acquisition of The San Diego Union-Tribune. See Note 6. This Joinder Agreement expanded the borrowings under the Senior Term Facility, described below, by $70 million issued at a discount of $1.1 million. This borrowing bears the same interest rate and has the same maturity date as the existing loans under the Senior Term Facility.
On August 4, 2014, the Company entered into a credit agreement (as amended, amended and restated or supplemented, the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”), and the lenders party thereto (the “Senior Term Facility”). The Senior Term Facility originally provided for secured loans (the “Term Loans”) in an aggregate principal amount of $350.0 million, which were issued at a discount of $3.5 million. Subject to certain conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Senior Term Facility initially provided that it could be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by an amount up to (i) the greater of $100.0 million, of which $70.0 million was used related to the acquisition of The San Diego Union Tribune, and an amount as will not cause the net senior secured leverage ratio (i.e., consolidated total senior secured debt (net of certain cash and cash equivalents) to consolidated EBITDA, all as defined in the Term Loan Credit Agreement) after giving effect to such incurrence to exceed 2:1, plus (ii) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility on the Distribution Date and refinancing debt in respect of such loans, subject to certain conditions. As of December 27, 2015, $21.1 million of the principal balance is included in current liabilities, the unamortized balance of the discount was $3.7 million and the unamortized balance of the fees associated with the term loans was $9.1 million.
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

•
100% of the net proceeds of the issuance or incurrence of indebtedness (other than indebtedness permitted to be incurred under the Senior Term Facility unless specifically incurred to refinance a portion of the Senior Term Facility); and

•
50% of annual excess cash flow for any fiscal year (beginning with the fiscal year ending December 27, 2015), such percentage to decrease to 25% on the attainment of a net senior secured leverage ratio of 1.25:1.00 and to 0% on the attainment of a net senior secured leverage ratio of 0.75:1.00. In addition the Company will not be

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

required to make an excess cash flow prepayment if such payment would result in available liquidity being less than $75.0 million. The Company does not expect to make an excess cash flow prepayment in 2016 for the 2015 fiscal year.
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
The interest rates applicable to the Term Loans will be based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) the greater of (x) an adjusted London inter-bank offered rate (adjusted for reserve requirements) and (y) 1.00%, plus a borrowing margin of 4.75%, or (ii) an alternate base rate, plus a borrowing margin of 3.75%. Customary fees will be payable in respect of the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing and its restricted subsidiaries, as described in the Term Loan Credit Agreement, to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; create restrictions on the ability of Tribune Publishing’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to Tribune Publishing or make other intercompany transfers; create negative pledges; create liens; transfer or sell assets; merge or consolidate; enter into sale leasebacks; enter into certain transactions with the Company’s affiliates; and prepay or amend the terms of certain indebtedness. The Senior Term Facility also contains certain affirmative covenants, including financial and other reporting requirements. The Senior Term Facility provides for customary events of default, including: non-payment of principal, interest or fees; violation of covenants; material inaccuracy of representations or warranties; specified cross payment default and cross acceleration to other material indebtedness; certain bankruptcy events; certain ERISA events; material invalidity of guarantees or security interests; asserted invalidity of intercreditor agreements; material judgments; and change of control. As of December 27, 2015, the Company was in compliance with the covenants of the Senior Term Facility.
Senior ABL Facility
On August 4, 2014, Tribune Publishing and the Subsidiary Guarantors, in their capacities as borrowers thereunder, entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent (in such capacity, the “ABL Administrative Agent”), collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility will be limited by a borrowing base calculated periodically and described below. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits Tribune Publishing to increase the commitments under the Senior ABL Facility by up to $75.0 million. The “borrowing base” is defined in the ABL Credit Agreement as, at any time, the sum of (i) 85% of eligible accounts receivable (with such percentage reduced under certain circumstances), plus (ii) the lesser of (x) 10% of aggregate commitments and (y) 70% of the lower of cost or market value (determined based on the RISI index) of eligible inventory, plus (iii) qualified cash, minus (iv) availability reserves, which may include such availability reserves as the ABL Administrative Agent, in its permitted discretion, deems appropriate at such time. As of December 27, 2015, $110.0 million was available for borrowings under the Senior ABL Facility and $23.6 million of the availability supported outstanding undrawn letters of credit in the same amount.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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
Until the date that is one day before the maturity date of the Senior ABL Facility, at the option of the applicable borrower, the interest rates applicable to the loans under the Senior ABL Facility will be based on either (i) an adjusted London inter-bank offered rate (adjusted for reserve requirements), plus a borrowing margin of 1.50% or (ii) an alternate base rate, plus a borrowing margin of 0.50%. Customary fees will be payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. The Senior ABL Facility contains a number of covenants that, among other things, limit or restrict the ability of Tribune Publishing and its restricted subsidiaries as described in the ABL Credit Agreement to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; create restrictions on the ability of the Company’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to Tribune Publishing or make other intercompany transfers; create negative pledges; enter into certain transactions with the Company’s affiliates; and prepay or amend the terms of certain indebtedness. In addition, if Tribune Publishing’s availability (as defined in the ABL Credit Agreement) under the Senior ABL Facility falls below the greater of $14.0 million and 10% of the lesser of the aggregate revolving commitments and the borrowing base, Tribune Publishing will be required to maintain a fixed charge coverage ratio of at least 1.0:1.0, as defined in the Senior ABL Facility. The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. The Senior ABL Facility also provides for customary events of default, including: non-payment of principal, interest or fees; violation of covenants; material inaccuracy of representations or warranties; specified cross default and cross acceleration to other material indebtedness; certain bankruptcy events; certain ERISA events; material invalidity of guarantees or security interest; asserted invalidity of intercreditor agreements; material judgments and change of control. As of December 27, 2015, the Company was in compliance with the covenants of the Senior ABL Facility.
Letter of Credit Agreement
On August 4, 2014, Tribune Publishing and JPMorgan Chase Bank, N.A., as letter of credit issuer (the “L/C Issuer”) entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of standby letters of credit of up to a maximum aggregate principal face of $30.0 million. The Letter of Credit Agreement permits Tribune Publishing, at the sole discretion of L/C Issuer, to request to increase the amount available to be issued under the Letter of Credit Agreement up to an aggregate maximum face amount of $50.0 million. The Letter of Credit Agreement is scheduled to terminate on August 4, 2019, provided that the L/C Issuer may, in its sole discretion, extend the scheduled termination date. Tribune Publishing’s obligations under the Letter of Credit Agreement are secured in favor of the L/C Issuer by a first priority security interest in a specified cash collateral account. Customary fees will be payable in respect of the Letter of Credit Agreement. The Letter of Credit Agreement contains certain affirmative covenants, including financial and other reporting requirements. The Letter of Credit Agreement also provides for customary events of default, including: non-payment; violation of covenants; material inaccuracy of representations and warranties; specified cross-default to other material indebtedness; certain bankruptcy events; material invalidity of credit documents, and failure to satisfy the minimum collateral condition. During the year ended December 27, 2015, the Company’s outstanding undrawn letter of credit was reduced from $27.5 million to $17.0 million against the Letter of Credit Agreement. As a result, the cash collateral requirement associated with the letter of credit was reduced by and the Company received, $10.5 million during the year from the cash collateral account. As of December 27, 2015, the $17.0 million undrawn letter of credit was outstanding against the Letter of Credit Agreement. This Letter of Credit Agreement was collateralized with $17.0 million of cash held in a specified cash collateral account. The specified cash account is required to remain as long as the undrawn letter of credit remains outstanding and is recorded in restricted cash in the Consolidated and Combined Balance Sheets.
Capital Leases
The Company has a capital lease on technology licenses and several capital leases on trucks. The total balance as of December 27, 2015 for capital leases was $1.8 million, of which $0.7 million is in short-term debt.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Future Commitments
The Company's long-term debt and long-term capital leases maturities are as follows (in thousands):

	Long Term Debt	Long Term Capital Leases

2016	$21,090	$736
2017	21,090	372
2018	21,090	213
2019	21,090	197
2020	21,090	199
Thereafter	295,256	103
Total	$400,706	$1,820
NOTE 12: COMMITMENTS
The table below summarizes the Company’s specified future commitments as of December 27, 2015 (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter

Interest on long-term debt (1)	$221,105	$22,757	$21,462	$20,230	$18,951	$17,876	$119,829
TCO operating leases (2)	150,121	33,506	30,768	22,647	13,506	13,921	35,773
Third party operating leases (3)	109,407	23,778	20,598	14,623	11,941	10,503	27,964
Other purchase obligations (4)	14,270	4,195	3,062	2,899	2,667	1,344	103
Total	$494,903	$84,236	$75,890	$60,399	$47,065	$43,644	$183,669

(1)    Represents the annual interest on the variable rate debt which bore interest at 5.75% per annum at December 27, 2015.

(2)
In 2013, Tribune Publishing entered into related party lease agreements with TCO to lease back the land and buildings that were transferred on December 21, 2012. See Note 5 for further information regarding the transfer of real estate assets to TCO real estate holding companies and the related party leases.

(3)
The Company leases certain equipment and office and production space under various operating leases. Net lease expense for Tribune Publishing was $60.5 million, $64.4 million and $18.8 million for the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively. Prior to the Distribution Date, net lease expense excludes lease costs incurred by TCO and Tribune Affiliates and allocated to Tribune Publishing. These non-cancelable leases are for periods of 3 to 26 years and some have optional renewal periods.

(4)	Other purchase obligations relates to the purchase of transportation and news and market data services.
Other Commitments—Tribune Publishing is a party to various arrangements with third party suppliers to purchase newsprint. Under these arrangements, Tribune Publishing agreed to purchase 179,000 metric tons of newsprint in 2016, subject to certain limitations, based on market prices at the time of purchase.
NOTE 13: CONTINGENT LIABILITIES
Tribune Publishing and the legal entities comprising its operations are subject to various legal proceedings and claims that have arisen in the ordinary course of business. The legal entities comprising Tribune Publishing’s operations are defendants from time to time in actions for matters arising out of their business operations. In addition, the legal entities comprising Tribune Publishing’s operations are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies. Tribune Publishing does not believe that any matters or proceedings presently pending will have a material adverse effect, individually or in the aggregate, on its consolidated and combined financial position, results of operations or liquidity. However, legal matters and proceedings are

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

inherently unpredictable and subject to significant uncertainties, some of which are beyond Tribune Publishing’s control. As such, there can be no assurance that the final outcome of these matters and proceedings will not materially and adversely affect Tribune Publishing’s consolidated and combined financial position, results of operations or liquidity.
The Company is a defendant in T.J. Simers v. Los Angeles Times, a lawsuit regarding an employment matter that commenced in October 2013, prior to the Company’s spin-off. On November 4, 2015, the Company received an adverse jury verdict from the Los Angeles Superior Court in which the jury awarded lost earnings and non-economic damages in addition to reasonable legal fees and expenses. On January 4 and January 5, 2016, a Los Angeles Superior Court judge vacated the jury award, ruling that there was insufficient evidence to support the plaintiff’s claim of constructive discharge and therefore finding that no economic damages could be recovered. The judge has granted a new trial on the non-economic damages that were awarded. The case is currently on appeal. The Company expects to continue to vigorously defend this case; however, there can be no assurance that the final outcome of this matter and proceedings will not materially and adversely affect Tribune Publishing’s consolidated and combined financial position, results of operations or liquidity.
NOTE 14: INCOME TAXES
The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to income tax expense reported in the Consolidated and Combined Statements of Income (in thousands):

	Successor			Predecessor
	Year ended
	December 27, 2015	December 28, 2014	December 29, 2013	December 31, 2012

Income (loss) before income taxes	$(3,195)	$76,741	$165,086	$2,754,553

Federal income taxes (35%)	(1,118)	26,859	57,780	—
State and local income taxes, net of federal tax benefit	(380)	4,596	9,155	—
Nondeductible entertainment expenses	1,043	1,145	958	—
Nondeductible transaction costs	—	1,509	3,484	—
Other, net	25	344	(385)	—
Income taxes on reorganization items	—	—	—	(32,429)
Income taxes attributable to fair value adjustments	—	—	—	(55,344)
Income tax expense (benefit)	$(430)	$34,453	$70,992	$(87,773)
Effective tax rate	13.5%	44.9%	43.0%	(3.2)%
The effective tax rate on pretax income (loss) was 13.5% and 44.9% in the years December 27, 2015 and December 28, 2014, respectively. The effective tax rate decreased in 2015 as compared with 2014 primarily due to a shift from pretax earnings in 2014 to a pretax loss in 2015. In the case of a pretax loss, the unfavorable permanent differences, such as non-deductible meals and entertainment expense, have the effect of decreasing the tax benefit which, in turn, decreases the effective tax rate. For 2014 the effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible expenses, and the domestic production activities deduction.
Subchapter S Corporation Election and Subsequent Conversion to C Corporation—On March 13, 2008, TCO filed an election to be treated as a subchapter S corporation under the IRC, with the election effective as of the beginning of TCO’s 2008 fiscal year. On the Effective Date, TCO emerged from bankruptcy and issued shares of common stock to non-qualifying S corporation stockholders as more fully described in Note 2. As a result, TCO’s S corporation election was terminated and TCO, including Tribune Publishing, became taxable as a C corporation. As a C corporation, Reorganized Tribune Publishing was subject to income taxes at a higher effective tax rate beginning in the first quarter of 2013. The effect of this conversion was recorded in connection with Reorganized Tribune Publishing’s adoption of fresh-start reporting. Accordingly, Tribune Publishing’s deferred income tax assets and liabilities were reinstated at a higher effective tax rate as of the Effective Date. Tribune Publishing’s net tax benefit relating to this conversion and other reorganization adjustments recorded in connection with Reorganized Tribune Media’s emergence from bankruptcy was $32.4 million, which was reported as an increase in income tax benefit in the Predecessor’s Consolidated and Combined Statement of Income for

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2012. In addition, the implementation of fresh-start reporting, resulted in an aggregate increase of $61.8 million in income tax benefit in the Predecessor’s Consolidated and Combined Statement of Income for December 31, 2012.
Additionally, as part of fresh start accounting the Predecessor recorded $33.6 million of previously unrecognized cumulative pretax income in reorganization items, net and a related income tax expense of $6.4 million in its Consolidated and Combined Statement of Comprehensive Income for December 31, 2012.
For 2013 Tribune Publishing’s operations are included in TCO’s federal and state income tax returns with the exception of certain non-qualified subchapter S subsidiaries. For the purposes of these Consolidated and Combined Financial Statements, Tribune Publishing has computed income taxes as if it were filing separate returns. Tribune Publishing filed an election effective December 30, 2013 to be taxed as a C corporation and has computed income taxes as a separate return filing group for 2014. Prior to the spin-off, current income taxes payable were settled with TCO through the equity (deficit) account.
In 2014, income tax expense amounted to $34.5 million of which $1.5 million related to non-deductible expenses. Components of income tax expense (benefit) were as follows (in thousands):

	Successor			Predecessor
	Year ended
	December 27, 2015	December 28, 2014	December 29, 2013	December 31, 2012
Current:
U.S. federal	$(808)	$21,374	$40,167	$—
State and local	431	5,820	10,097	—
Foreign	108	34	—	—
Sub-total	(269)	27,228	50,264	—
Deferred:
U.S. federal	854	5,958	16,573	(73,268)
State and local	(1,015)	1,267	4,155	(14,505)
Sub-total	(161)	7,225	20,728	(87,773)
Total income tax expense (benefit)	$(430)	$34,453	$70,992	$(87,773)
Significant components of Tribune Publishing’s net deferred tax assets and liabilities were as follows (in thousands):

	December 27, 2015	December 28, 2014
Deferred tax assets:
Postretirement and postemployment benefits other than pensions	$5,573	$11,585
Employee compensation and benefits	41,382	27,564
Pension	38,475	—
Other future deductible items	5,471	5,362
Accounts receivable	6,811	6,582
Investments	1,109	1,144
Total deferred tax assets	98,821	52,237
Deferred tax liabilities:
Net properties	13,975	12,633
Net intangibles	3,306	2,418
Total deferred tax liabilities	17,281	15,051
Net deferred tax assets	$81,540	$37,186

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Accounting for Uncertain Tax Positions-Tribune Publishing accounts for uncertain tax positions in accordance with ASC Topic 740, “Income Taxes,” which addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC Topic 740, a company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. ASC Topic 740 requires the tax benefit recognized in the financial statements to be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. Tribune Publishing has no uncertain tax positions at December 27, 2015 and December 28, 2014.
NOTE 15: PENSION AND OTHER POSTRETIREMENT BENEFITS
Defined Benefit Plans—As part of the acquisition of The San Diego Union-Tribune, the Company became the sponsor of the San Diego Pension Plan, a single-employer defined benefit plan. The San Diego Pension Plan provides benefits to certain current and former employees of The San Diego Union-Tribune. Future benefits under the San Diego Pension Plan have been frozen since January 31, 2009. The underfunded status of the San Diego Pension Plan as of May 21, 2015, the closing date for The San Diego Union-Tribune acquisition, has been actuarially determined to be $85.4 million. As of December 27, 2015, the estimated underfunded status of the San Diego Pension Plan was $96.2 million. As of December 27, 2015, the benefit obligation was $235.6 million and the fair value of the San Diego Pension Plan's assets was $139.4 million. The Company contributed $3.0 million during the year ended December 27, 2015 to the San Diego Pension Plan. The net periodic benefit credit recorded subsequent to the acquisition was $0.6 million.
Summarized information for the San Diego Pension Plan’s postretirement plans is provided below (in thousands):

December 27, 2015
Change in benefit obligations:
Projected benefit obligations, beginning of year	$—
Interest cost	5,534
Business combination	241,989
Actuarial gain	(1,971)
Benefits paid	(9,943)
Projected benefit obligations, end of year	235,609
Change in plans' assets:
Fair value of plan assets, beginning of year	—
Business combination	156,599
Return on plan assets	(10,218)
Employer contributions	2,983
Benefits paid	(9,943)
Fair value of plans' assets, end of year	139,421
Underfunded status of the plans	$(96,188)
The Company expects to contribute $10.8 million to the San Diego Pension Plan during the year ending December 25, 2016.
Amounts recognized in Tribune Publishing’s Consolidated and Combined Balance Sheets for defined benefit pension plans as of December 27, 2015 consisted of $96.2 million in Pension and postretirement benefits payable.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The components of net periodic benefit cost (credit) for the San Diego Pension Plan was as follows (in thousands):

December 27, 2015
Interest cost	$5,534
Expected return on plan assets	(6,164)
Net periodic benefit cost (credit)	$(630)
As of December 27, 2015, $8.7 million, net of $5.7 million in taxes, are included in the accumulated other comprehensive income component of equity for Tribune Publishing for the defined benefit pension plans.
Pension Assets - The primary investment objective of the San Diego Pension Plan is to ensure, over the long-term life of the plan, an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. A secondary objective of the plan is to achieve a level of investment return consistent with the prudent level of portfolio risk that will minimize the financial effect of the San Diego Pension Plan on the Company. The investments in the San Diego Pension Plan largely consist of low-cost, broad-market index funds to mitigate risks of concentration within market sectors. Each of the funds is diversified across a wide number of securities within its stated asset class.
At December 27, 2015, the San Diego Pension Plan investments are in commingled funds which are recorded at fair value as determined by the sponsor of the respective funds primarily based upon closing market quotes of the underlying assets. The following table sets forth by level, within the fair value hierarchy, the San Diego Pension Plan’s assets at fair value as of December 27, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$8,308	$—	$—	$8,308
Global public equity	33,454	—	—	33,454
Fixed income	6,085	1,910	—	7,995
Real assets	4,704	—	—	4,704
	$52,551	$1,910	$—
Investments valued at net asset value:
Cash and cash equivalents				3,693
Global public equity				18,366
Absolute return				3,643
Fixed income				32
Real assets				9,225
Private lending				16,812
Pending trades and other receivables				33,189
Total assets at fair value				$139,421
For the investments valued at net asset value, the Company has one unfunded commitment of $1.7 million under the Private lending category. See the table below for the redemption information:

	Redemption Frequency	Redemption Notice Period
Cash and cash equivalents	Daily	—
Global public equity	Monthly	10-30 days
Absolute return	Quarterly	45 days
Real assets	Monthly	30 days
Private lending	Quarterly	180 days

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The San Diego Pension Plan-weighted average target allocation and actual allocations at December 27, 2015 by asset category are as follows:

Asset category:	Target Allocation	Actual Allocation
Global public equity	55.0%	38.0%
Absolute return	25.0%	12.5%
Fixed income	6.0%	5.8%
Real assets	10.0%	10.1%
Private Lending	—%	12.3%
Cash	4.0%	21.3%
	100.0%	100.0%
Global Public Equity - Equity investments that will have a global orientation, and may include US, international, emerging market, and global mandates. Convertible securities may also be a component, as well as absolute return strategies that invest in equities.
Absolute Return - Commonly known as “hedge funds”, these controlled market risk strategies seek to exploit inefficiencies in the equity markets that may be outside of the universe of traditional long only public equity managers.  Absolute return strategies attempt to generate attractive risk-adjusted returns relative to the total equity market, with lower risk of large drawdowns and lower volatility.
Fixed Income - The bond portfolio will contribute to the income needs of the Plan.  Fixed income generally provides a diversified portfolio with deflation protection during periods of financial duress.  Bonds dampen the overall volatility of total Plan results, which is important to help mitigate losses in periods of falling equity markets.  Bond markets suffer declines, but they are generally not as severe as those experienced in the equity market.  Bond returns are steadier than those of equities because of income received and because bonds have greater precedence in a company’s capital structure.  Bonds typically do not fare well in periods of rising inflation.
Real Assets - Real Assets are assets that provide investors with a better hedge against loss of purchasing power than equities and fixed income, and moderate long-term growth.  Real Assets can include TIPS, private real estate, REITs, commodities, floating rate loans, currencies, Master Limited Partnerships (MLPs), timber, infrastructure and other inflation protection assets.  These assets are included to provide protection against inflation, thus preserving the real value of the portfolio over the long term.  These assets may exhibit low correlations to other asset classes, thus diversifying the total portfolio.
Private Lending - This segment of the portfolio will provide exposure to equity or debt investments in Real Asset companies (e.g., private real estate, energy, oil and gas partnerships, timber, infrastructure).  The objective for private strategies is to provide long-term absolute returns with a low correlation relative to other asset classes.  Return premiums may exist for investors who accept the illiquid and inefficient characteristics of the private equity market.  The performance objective is to achieve an internal rate of return over the life of the investment that is commensurate with public equity benchmarks plus a premium for illiquidity.
Assumptions—The weighted average assumptions used to determine defined benefit obligations are as follows:

December 27, 2015
Discount rate	4.2%
The weighted average assumptions used to determine net periodic benefit cost are as follows:

December 27, 2015
Discount rate	4.1%
Rate of return on assets	7.0%

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Expected Future Benefit Payments—Benefit payments expected to be paid under defined benefit plans are summarized below (in thousands):

2016	$15,208
2017	16,288
2018	16,351
2019	17,699
2020	18,599
2021-2025	$86,131
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
Obligations and Funded Status—Prior to the Distribution Date, Tribune Publishing recognized its portion of the overfunded or underfunded status of the other postretirement plans as an asset or liability in its Consolidated and Combined Balance Sheets and recognized changes in that funded status in the year in which changes occur through comprehensive income. After the Distribution Date, the Tribune Publishing portion of the funded status and the related service costs and comprehensive income has been actuarially determined based on Tribune Publishing eligible employees and is reflected in these Consolidated and Combined Financial Statements.
Summarized information for Tribune Publishing’s other postretirement plans is provided below (in thousands):

	December 27, 2015	December 28, 2014
Change in benefit obligations:
Projected benefit obligations, beginning of year	$29,568	$48,329
Service cost	264	401
Interest cost	718	1,592
Impact of Medicare Reform Act	—	60
Spin related adjustment	—	648
Plan amendments	(11,263)	(15,029)
Actuarial gain	(2,877)	(2,897)
Benefits paid	(2,477)	(3,536)
Projected benefit obligations, end of year	13,933	29,568
Change in plans' assets:
Employer contributions	2,477	3,536
Benefits paid	(2,477)	(3,536)
Fair value of plans' assets, end of year	—	—
Underfunded status of the plans	$(13,933)	$(29,568)
In the first quarter of 2015, Tribune Publishing notified plan members that the Company was no longer going to offer the life insurance benefit effective December 27, 2015. These life insurance modifications impact a grandfathered group of employees that were eligible for post-retirement life insurance benefits based on their employment date and certain employment qualifications. The impact of this plan modification was to reduce the other postretirement benefits liability by $7.8 million and to recognize a gain of the same amount to compensation expense.
In the fourth quarter of 2015, Tribune Publishing notified plan members that the Company was no longer going to offer the medical plan benefit effective December 31, 2015. This medical plan benefit modification froze the plan to new

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

participants after December 31, 2015 for non-union employees that were eligible for post-retirement medical benefits based on their employment date and certain employment qualifications. The impact of this plan modification to the unfunded medical benefit obligation was to reduce the postretirement benefit liability and increase accumulated other comprehensive income by $3.5 million. Additionally, in the fourth quarter of 2015, the Company recognized a gain of $10.8 million related to previously deferred prior service costs now recognized in expense.
Amounts recognized in Tribune Publishing’s Consolidated and Combined Balance Sheets for other postretirement plans consisted of (in thousands):

	December 27, 2015	December 28, 2014
Employee compensation and benefits	$(2,587)	$(3,191)
Pension and postretirement benefits payable	(11,346)	(26,377)
Net amount recognized	$(13,933)	$(29,568)
The components of net periodic benefit cost (credit) for Tribune Publishing's other postretirement plans were as follows (in thousands):

	Successor
	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Service cost	$264	$401	$445
Interest cost	718	1,592	1,550
Amortization of gain	(31)	(17)	—
Amortization of prior service credits	(2,804)	—	—
Net periodic benefit cost (credit)	(1,853)	1,976	1,995
Plan amendments and curtailment gain	(20,652)	—	—
Net periodic benefit cost (credit) after curtailment gain	$(22,505)	$1,976	$1,995
Amounts included in the accumulated other comprehensive income component of equity for Tribune Publishing for the other postretirement plans were as follows (in thousands):

	December 27, 2015	December 28, 2014
Unrecognized prior service credit (cost), net of tax	$2,942	$9,092
Unrecognized net actuarial gains (losses), net of tax	1,905	1,720
Total	$4,847	$10,812
As a result of the adoption of fresh-start reporting, unamortized amounts previously charged to accumulated other comprehensive income on TCO’s consolidated balance sheet were eliminated on the Effective Date.
Assumptions—The weighted average assumptions used to determine other postretirement benefit obligations are as follows:

	December 27, 2015	December 28, 2014
Discount rate	2.96%	3.25%
The weighted average assumptions used to determine net periodic benefit cost are as follows:

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	December 27, 2015	December 28, 2014	December 29, 2013
Discount rate	3.33%	3.50%	3.15%
For purposes of measuring postretirement health care costs for the year ended December 27, 2015, Tribune Publishing assumed an 7.5% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.5% for 2027 and remain at that level thereafter. For purposes of measuring postretirement health care obligations at December 27, 2015, Tribune Publishing assumed a 6.7% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.5% for 2037 and remain at that level thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 27, 2015, a 1% change in assumed health care cost trend rates would have the following effects on Tribune Publishing’s postretirement benefits service and interest cost and projected benefit obligation (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$61	$(55)
Projected benefit obligation	$283	$(269)
Expected Future Benefit Payments—Benefit payments expected to be paid under other postretirement benefit plans are summarized below (in thousands):

2016	$2,587
2017	2,110
2018	1,861
2019	1,603
2020	1,405
2021-2025	$4,057
Employees’ Defined Contribution Plan—Tribune Publishing sponsors defined contribution plans that were established effective June 13, 2014. The defined contribution plans cover substantially all full-time employees of the Company. Participants may elect to contribute a portion of their pretax compensation as provided by the plans and Internal Revenue Service (“IRS”) regulations. The maximum pretax contribution an employee can make is 100% of his or her annual eligible compensation (less required withholdings and deductions) up to the statutory limit which was $18,000 for 2015. The Company matches contributions to its defined contribution plan at a rate of 100% of salary deferrals for the first 2% of compensation and 50% of salary deferrals that exceed 2% of compensation up to 6% of compensation for each participating employee. The Company’s contributions to its defined contribution plans totaled $14.6 million in 2015.
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
Tribune Publishing’s participation in these multiemployer pension plans at December 27, 2015, December 28, 2014 and December 29, 2013, is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) Zone Status available in 2015 and 2014 is for the plan’s year-end at December 31, 2014 and December 31, 2013, respectively. The PPA Zone Status is based on information that Tribune Publishing received from the plan and is certified by the plan’s actuary. Among other factors, plans in the Critical Zone are generally less than 65 percent funded, plans in the

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Endangered Zone are less than 80 percent but greater than 65 percent funded, and plans in the Healthy Zone are at least 80 percent funded (as determined in accordance with the PPA). The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

					Tribune Publishing Contributions
		PPA Zone Status			(in thousands)
Pension Fund	EIN/Pension Plan Number	2015	2014	FIP/RP Status Pending/ Implemented	2015	2014	2013	Surcharge Imposed	Expiration Dates of Collective Bargaining Agreements
GCIU—Employer Retirement Benefit Plan	91-6024903	Critical	Critical	Implemented	$868	$855	$1,134	Yes	May 31, 2017 to April 30, 2018(1)
Chicago Newspaper Publishers Drivers' Union Pension Plan	36-6019539	Critical	Critical	Implemented	3,174	3,339	2,553	No	June 14, 2016
Truck Drivers and Helpers Local No. 355 Pension Plan	52-6043608	Endangered	Endangered	Implemented	133	121	126	Yes	December 31, 2017
Other Plans	—	—	—	—	447	376	263	—	—
					$4,622	$4,691	$4,076

(1)
Tribune Publishing is party to two collective bargaining agreements that require contributions to the GCIU—Employer Retirement Benefit Plan, one of which expires May 31, 2017 and the other April 30, 2018.

For the plan years ended December 31, 2014, December 31, 2013 and December 31, 2012, TCO was listed in the Chicago Newspaper Publishers Drivers’ Union Pension Plan’s (the “Drivers’ Plan”) Form 5500 as providing more than five percent of the total contributions for the plan. In addition, TCO was listed in the GCIU Employer Retirement Benefit Plan’s Form 5500 as contributing more than five percent of the total contributions to the plan for the plan years ended December 31, 2013 and December 31, 2012. Tribune Publishing did not provide more than five percent of the total contributions for any of the other multiemployer pension plans in which it participated in those years. At the date the financial statements were issued, Forms 5500 were not available for the plan years ending in 2015.
In 2009, the Drivers’ Plan was certified by its actuary to be in critical status (within the meaning of section 432 of the IRC) as of its plan year beginning January 1, 2009. However, pursuant to the Worker, Retiree, and Employer Recovery Act of 2008, the trustees of the Drivers’ Plan elected to apply the 2008 actuarial certification for the plan year beginning January 1, 2009. As a result, the Drivers’ Plan was not in critical status (or in endangered or seriously endangered status) for its plan year beginning January 1, 2009. On March 31, 2010, the Drivers’ Plan was certified by its actuary to be in critical status for the plan year beginning January 1, 2010. As a result, the trustees of the Drivers’ Plan were required to adopt and implement a rehabilitation plan as of January 1, 2011 designed to enable the Drivers’ Plan to cease being in critical status within the period of time stipulated by the IRC. The terms of the rehabilitation plan adopted by the trustees require Tribune Publishing to make increased contributions beginning on January 1, 2011 through December 31, 2025, and the trustees of the Drivers’ Plan project that it will emerge from critical status on January 1, 2026. Based on the actuarial assumptions utilized as of January 1, 2010 to develop the rehabilitation plan, it is estimated that Tribune Publishing’s remaining share of the funding obligations to the Drivers’ Plan during the rehabilitation plan period is approximately $76.5 million as of December 27, 2015. The funding obligation is subject to change based on a number of factors, including actual returns on plan assets as compared to assumed returns, changes in the number of plan participants and changes in the rate used for discounting future benefit obligations.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The Tribune Publishing Equity Plan provides for the granting of stock options (“Options”), stock appreciation rights, restricted stock units (“RSU”), performance share units (“PSU”), restricted and unrestricted stock awards, dividend equivalents and cash awards. Pursuant to ASC Topic 718, “Compensation-Stock Compensation,” Tribune Publishing measures stock-based compensation costs on the grant date based on the estimated fair value of the award and recognizes compensation costs on a straight-line basis over the requisite service period for the entire award. The Tribune Publishing Equity Plan permits the Company to withhold shares of vested common stock upon vesting of employee stock awards or at the time they exercise their Options in lieu of their payment of the required withholdings for employee taxes. Tribune Publishing does not withhold taxes in excess of minimum required statutory requirements. Under the Tribune Publishing Equity Plan, the exercise price of an Option cannot be less than the market price of Tribune Publishing common stock at the time the Option is granted and the maximum contractual term cannot exceed 10 years. Shares of common stock reserved for future grants under the Tribune Publishing Equity Plan were 359,301 at December 27, 2015.
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
Prior to the Distribution Date, stock-based compensation expense for participants in the TCO Equity Incentive Plan who are solely dedicated to Tribune Publishing has been included within compensation expense within these Consolidated and Combined Financial Statements. Stock-based compensation expense for participants in the TCO Equity Incentive Plan who provide services to but are not solely dedicated to Tribune Publishing have been allocated to Tribune Publishing through the corporate management fee and technology service center support costs, as described in Note 5. In the year ended December 28, 2014, the Company was allocated $4.9 million of stock-based compensation expense through the corporate management fee and technology service center support costs. Stock-based compensation allocated to the Company was $2.5 million in the year ended December 29, 2013.
Stock-based compensation expense under both plans related to Tribune Publishing’s employees during the years ended December 27, 2015 and December 28, 2014 totaled $6.8 million and $3.7 million, respectively.
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
The following table provides the weighted average assumptions used to determine the fair value of NSO awards granted to Tribune Publishing employees during the years ended December 27, 2015, December 28, 2014 and December 29, 2013.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

	2015	2014	2013
Weighted average grant date fair value	$4.16	$4.59	$27.53
Weighted average assumptions used:
Expected volatility	39.4%	39.1%	49.9%
Expected lives (in years)	4.75	4.6	6.2
Risk Free interest rates	1.57%	1.5%	1.2%
Expected dividend yields	4.09%	3.74%	—%
A summary of option activity under the Tribune Publishing Equity Plan and the TCO Equity Incentive Plan relating to Tribune Publishing employees for the years ended December 27, 2015 and December 28, 2014 is included in the following table:

	2015		2014
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding, beginning of year *	737	$16.73	88	$56.60
Additional options upon spin-off conversion	—	$—	276	$14.02
Granted	465	$17.20	426	$18.77
Exercised	(20)	$14.02	(18)	$14.02
Canceled/forfeited	(213)	$17.69	(35)	$14.92
Outstanding, end of year	969	$16.80	737	$16.73
Vested and exercisable at end of year	205	$16.02	61	$14.03
Weighted average remaining contractual term (in years)	6.0		7.4
* The post-spin weighted average exercise price is $14.02.
Options granted under the Tribune Publishing Equity Plan and the TCO Equity Incentive Plan are granted where the exercise price equals the closing stock price on the day of grant; therefore the options outstanding have no intrinsic value until exercised. For the year ended December 27, 2015, the intrinsic value of options exercised was $0.1 million. For the year ended December 28, 2014, the intrinsic value of options exercised was $0.1 million. The grant date fair value of options vested during the year ended December 27, 2015 was $1.2 million. There was no intrinsic value of options exercisable as of December 27, 2015 and no intrinsic value of options outstanding as of December 27, 2015.
The following table summarizes information (net of estimated forfeitures) related to stock options outstanding at December 27, 2015:

Range of Exercises Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number of Options Exercisable (in thousands)	Weighted Average Exercise Price
$14.02-14.10	262	6.6	$14.03	117	$14.03
$15.08-16.35	147	6.2	$15.63	16	$16.35
$17.41-17.41	255	6.2	$17.41	—	$—
$19.20-19.45	305	5.3	$19.23	72	$19.20
$14.02-19.45	969	6.0	$16.80	205	$16.02
Restricted Stock Units (RSUs)

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

RSUs have been awarded under both the Tribune Publishing Equity Plan and the TCO Equity Incentive Plan. The RSUs have service conditions and vest over four years. Upon vesting, the RSUs will be redeemed with common stock. The RSUs do not have voting rights. The fair value of the RSUs granted is determined using the closing trading price of the Company's shares on the grant date. The weighted average grant date fair value of the RSUs granted during the years ended December 27, 2015 and December 28, 2014 was $17.47 and $19.08, respectively.
A summary of RSU activity under the Tribune Publishing Equity Plan and the TCO Equity Incentive Plan relating to Tribune Publishing employees for the years ended December 27, 2015 and December 28, 2014 is included in the following table:

	2015		2014
	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, beginning of year *	924	$17.14	117	$56.60
Additional RSUs upon spin-off conversion	—	$—	259	$14.02
Granted	514	$17.47	580	$19.08
Vested	(282)	$17.13	(4)	$14.02
Canceled/forfeited	(174)	$17.43	(28)	$15.83
Outstanding, end of year	982	$17.34	924	$17.14
Vested at end of year	—	$—	—	$—
* The post-spin weighted average grant date fair value is $14.02.
As of December 27, 2015, Tribune Publishing had unrecognized compensation cost on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period (in years)
Nonvested stock options	$2,613	2.57
Nonvested restricted stock units	$12,111	2.37
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the years ended December 27, 2015, December 28, 2014 and December 29, 2013, and the day ended December 31, 2012, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Successor			Predecessor
	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013	December 31, 2012
Income (Loss) - Numerator:
Net income (loss) available to Tribune Publishing stockholders plus assumed conversions	$(2,765)	$42,288	$94,094	$2,842,326

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	25,990	25,429	25,424	25,424
Dilutive effect of employee stock options and RSUs	—	114	—	—
Adjusted weighted average common shares outstanding (diluted)	25,990	25,543	25,424	25,424

Net income (loss) per common share:
Basic	$(0.11)	$1.66	$3.70	$111.80
Diluted	$(0.11)	$1.66	$3.70	$111.80
Potential dilutive common shares were anti-dilutive as a result of the Company’s net loss for the year ended December 27, 2015. As a result, basic weighted average shares were used in the calculations of basic net earnings per share and diluted earnings per share for that period.
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts for the years ended December 27, 2015 and December 28, 2014 was 968,526 and 426,166, respectively. The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 982,073 for the year ended December 27, 2015.
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
Dividends—The declaration of dividends is subject to the discretion of Tribune Publishing’s Board of Directors. Unless otherwise specified, dividends are payable to holders of the Company’s common stock and dividend equivalents are payable to holders of outstanding RSUs as and when the RSUs vest. Cash dividends per share recorded during 2015 were $0.70 totaling $18.9 million. Cash dividends per share recorded during 2014 were $0.175 totaling $4.6 million.
On February 4, 2016, Tribune Publishing’s Board of Directors suspended the Company’s cash dividend program. The Company paid its previously declared fourth quarter of 2015 dividend on February 11, 2016. Any future determination to declare and pay dividends will be made at the discretion of the Board, after taking into account the Company’s financial results, capital requirements, debt covenants, and other factors it may deem relevant.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Stock Repurchases—In August 2015, the Board of Directors authorized $30 million to be used for stock repurchases for 24 months from the date of authorization. Any stock repurchases under the stock repurchase plan may be made in the open market, through privately negotiated transactions or other means. The stock repurchase plan may be modified or discontinued at any time without prior notice. Repurchased shares become a part of treasury stock.
During the year ended December 27, 2015, the Company repurchased 121,168 shares of common stock for an aggregate purchase price of $1.4 million. The Company has $28.6 million remaining authorization under the stock repurchase plan at December 27, 2015.
NOTE 19: ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

	December 27, 2015	December 28, 2014
Accumulated other comprehensive income (loss), net of tax:
Pension and other postretirement costs	$(3,871)	$10,502
Foreign currency translation adjustments	(35)	(20)
Accumulated other comprehensive income (loss)	$(3,906)	$10,482
The following table presents the amounts and line items in the Consolidated and Combined Statements of Income where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the years ended December 27, 2015, December 28, 2014 and December 29, 2013 (in thousands):

	Year ended
Accumulated Other Comprehensive Income (Loss) Components	December 27, 2015	December 28, 2014	December 29, 2013	Affected Line Items in the Consolidated and Combined Statements of Income
Pension and postretirement benefit adjustments:
Prior service cost recognized	$10,825	$—	$—	Compensation
Amortization of actuarial gains	4,863	(17)	—	Compensation
Total before taxes	15,688	(17)	—
Tax effect	6,197	(7)	—	Income tax expense (benefit)
Total reclassifications for the period	$9,491	$(10)	$—
The Company expects to recognize $2.0 million in net losses amortized from accumulated other comprehensive income in the year ended December 25, 2016.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 20: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Successor			Predecessor
	Year ended
	December 27, 2015	December 28, 2014	December 29, 2013	December 31, 2012
Cash paid during the period for:
Interest	$22,931	$6,590	$—	$—
Income taxes, net	14,194	14,595	2,210	—
Non-cash items in investing and financing activities:
Shares issued for acquisitions	11,039	—	—	—
Change in non-cash additions to construction in progress	(5,848)	8,307	104	—
NOTE 21: UNAUDITED QUARTERLY FINANCIAL INFORMATION
The following table sets forth certain unaudited quarterly financial information for the fiscal years ended December 27, 2015 and December 28, 2014 (in thousands, except per share amounts). The unaudited quarterly financial information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

Fiscal Year Ended December 27, 2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total operating revenues (1) (2)	$398,274	$412,021	$405,668	$456,857
Operating expenses:
Compensation	149,231	156,384	157,783	186,507
Circulation and distribution (2)	70,706	71,438	73,607	77,668
Newsprint and ink	31,295	31,444	29,096	30,504
Other operating expenses (1)	123,437	127,989	138,447	137,684
Depreciation and amortization	12,709	13,149	14,303	14,472
Total operating expenses	387,378	400,404	413,236	446,835
Income (loss) from operations	10,896	11,617	(7,568)	10,022
Gain (loss) on equity investments, net	(57)	50	(535)	(622)
Interest expense, net	(5,867)	(6,331)	(6,923)	(6,851)
Reorganization items, net	(601)	(252)	80	(253)
Income tax expense (benefit)	1,856	1,686	(6,345)	2,373
Net income (loss)	$2,515	$3,398	$(8,601)	$(77)
Basic net income (loss) per common share	$0.10	$0.13	$(0.33)	$—
Diluted net income (loss) per common share	$0.10	$0.13	$(0.33)	$—
Dividends declared per common share	$0.175	$0.175	$0.175	$0.175
Note 1 - In the fourth quarter of 2015, the Company revised its previously reported 2015 quarterly results to correct revenue recognition of certain CareerBuilder contracts from gross revenue recognition to net recognition. As such, the amounts previously reported as Advertising revenues and other operating expenses decreased $1,760, $1,403, and $1,075, during the first, second and third quarters of 2015 respectively. The Company does not believe these revisions were material to the previously reported interim financial statements. These revisions had no impact on the Company’s previously reported interim income (loss) from operations. Additionally, no corrections have been made to periods prior to 2015 as the Company does not believe the impact is material.
Note 2 - In the fourth quarter of 2015, the Company revised its previously reported 2015 quarterly results to correct revenue recognition of certain distribution contracts from net revenue recognition to gross recognition. As such, the amounts previously reported as Other

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

revenues and Circulation and distribution expenses increased $3,801, $2,995 and $2,409 during the first, second and third quarters of 2015 respectively. The Company does not believe these revisions were material to the previously reported interim financial statements. These revisions had no impact on the Company’s previously reported interim income (loss) from operations. Additionally, no corrections have been made to periods prior to 2015 as the Company does not believe the impact is material.

Fiscal Year Ended December 28, 2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total operating revenues	$416,522	$429,923	$404,057	$457,476
Operating expenses:
Compensation	143,712	140,939	150,762	160,953
Circulation and distribution	73,540	73,392	71,408	72,679
Newsprint and ink	35,498	35,499	32,839	35,798
Other operating expenses	138,655	150,567	134,386	138,560
Depreciation and amortization	4,346	4,515	10,145	13,083
Total operating expenses	395,751	404,912	399,540	421,073
Income from operations	20,771	25,011	4,517	36,403
Loss on equity investments, net	(335)	(294)	(201)	(350)
Gain on investment transaction	—	1,484	—	—
Interest income (expense), net	(2)	(53)	(3,783)	(5,963)
Reorganization items, net	(9)	—	(205)	(250)
Income tax expense	8,653	10,945	484	14,371
Net income (loss)	$11,772	$15,203	$(156)	$15,469
Basic net income (loss) per common share	$0.46	$0.60	$(0.01)	$0.61
Diluted net income (loss) per common share	$0.46	$0.60	$(0.01)	$0.60
Dividends declared per common share	$—	$—	$—	$0.175
NOTE 22: SUBSEQUENT EVENTS
On February 3, 2016, the Company completed a $44.4 million private placement, pursuant to which the Company sold to Merrick Media, LLC (“Merrick Media”) 5,220,000 shares of the Company’s common stock at a purchase price of $8.50 per share. The Company intends to use the $42.5 million net proceeds from the sale to execute further on its growth strategy, including acquisitions and digital initiatives. The shares of common stock acquired by Merrick Media (the “Shares”) are subject to certain lockup provisions that, subject to the terms and conditions set out in the purchase agreement dated February 3, 2016 among the Company, Merrick Media and Michael W. Ferro, Jr. (the “Purchase Agreement”), prohibit certain transfers of the Shares for the first three years following the date of issuance and, thereafter, any transfers of the Shares that would result in a transfer of more than 25% of the Shares purchased under the Purchase Agreement in any 12-month period.  The Purchase Agreement also includes covenants prohibiting the transfer of the Shares if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the then-existing primary geographical markets. Merrick Media and Mr. Ferro and their respective affiliates, are also prohibited from acquiring additional equity if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then outstanding shares of common stock.
 In connection with the private placement, Mr. Ferro was elected to fill a newly-created vacancy on the Company’s Board of Directors and was named non-executive Chairman of the Board. The Company granted Merrick Media the right to designate a replacement individual for election as a director at each annual and special meeting of stockholders at which directors are to be elected as part of the slate of nominees recommended by the Board of Directors, subject to the reasonable prior approval of the Board’s Nominating and Corporate Governance Committee, in the event that Mr. Ferro is unable to continue to serve as a director. Merrick Media’s right to appoint a replacement director representative will expire either (a) on the date that Mr. Ferro or his replacement is not nominated for reelection as a director, is removed as a director, or is not reelected as a director if the Company has not recommended his or his replacement’s reelection or (b) at such time as Merrick

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Media, Mr. Ferro and their respective affiliates no longer beneficially own at least 75% of the Shares originally acquired pursuant to the Purchase Agreement.
The Company has agreed to use its reasonable best efforts to cause a registration statement with respect to the Shares to be declared effective by the earlier of (a) February 3, 2019 and (b) 60 days after the termination of certain voting covenants made by Merrick Media and Mr. Ferro and their respective affiliates in the Purchase Agreement.