Form 10-Q
period 2016-03-27
Tribune Publishing Co
filed 2016-05-05
CIK 1593195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 27, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
Tribune Publishing Company
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

435 North Michigan Avenue
Chicago Illinois	60611
(Address of principal executive offices)	(Zip code)
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

Large accelerated filer ____	Accelerated filer X
Non-accelerated filer ____	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2016
Common Stock, $0.01 par value	31,673,087

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The statements contained in this Quarterly Report on Form 10-Q, as well as the information contained in the notes to our Consolidated Financial Statements, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based largely on our current expectations and reflect various estimates and assumptions by us. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in such forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond our control, include: competition and other economic conditions including fragmentation of the media landscape and competition from other media alternatives; changes in advertising demand, circulation levels and audience shares; our ability to develop and grow our online businesses; our reliance on revenue from printing and distributing third-party publications; changes in newsprint prices; macroeconomic trends and conditions; our ability to adapt to technological changes; our ability to realize benefits or synergies from acquisitions or divestitures or to operate our businesses effectively following acquisitions or divestitures; our success in implementing expense mitigation efforts; our reliance on third-party vendors for various services; adverse results from litigation, governmental investigations or tax-related proceedings or audits; our ability to attract and retain employees; our ability to satisfy pension and other postretirement employee benefit obligations; changes in accounting standards; the effect of labor strikes, lockouts and labor negotiations; regulatory and judicial rulings; our indebtedness and ability to comply with debt covenants applicable to our debt facilities; our ability to satisfy future capital and liquidity requirements; our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms; and other events beyond our control that may result in unexpected adverse operating results. For more information about these and other risks, see “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2016, and in our other filings with the Securities and Exchange Commission.
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

PART I.
Item 1.    Financial Statements
TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 27, 2016	March 29, 2015
Operating revenues:
Advertising	$214,683	$224,470
Circulation	121,750	109,283
Other	61,786	64,521
Total operating revenues	398,219	398,274

Operating expenses:
Compensation	162,100	149,231
Circulation and distribution	73,056	70,706
Newsprint and ink	25,978	31,295
Other operating expenses	126,866	123,437
Depreciation	11,488	10,825
Amortization	2,636	1,884
Total operating expenses	402,124	387,378

Income (loss) from operations	(3,905)	10,896
Loss on equity investments, net	(129)	(57)
Interest expense, net	(6,744)	(5,867)
Reorganization items, net	(94)	(601)
Income (loss) before income taxes	(10,872)	4,371
Income tax expense (benefit)	(4,409)	1,856
Net income (loss)	$(6,463)	$2,515

Net income (loss) per common share:
Basic	$(0.22)	$0.10
Diluted	$(0.22)	$0.10

Weighted average shares outstanding:
Basic	29,334	25,495
Diluted	29,334	25,790

Dividends declared per common share:	$—	$0.175

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended
	March 27, 2016	March 29, 2015
Net income (loss)	$(6,463)	$2,515
Other comprehensive loss, net of taxes:
Unrecognized benefit plan gains (losses):
Amortization of actuarial gains to periodic pension cost during the period, net of tax benefit of $89 and $288, respectively	(137)	(440)
Foreign currency translation	—	(22)
Other comprehensive loss, net of taxes	(137)	(462)
Comprehensive income (loss)	$(6,600)	$2,053

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 27, 2016	December 27, 2015
Assets
Current assets
Cash	$95,794	$40,832
Accounts receivable (net of allowances of $17,945 and $17,590)	198,049	240,813
Inventories	15,277	13,688
Prepaid expenses and other	21,588	16,824
Total current assets	330,708	312,157

Property, plant and equipment
Machinery, equipment and furniture	243,263	240,393
Buildings and leasehold improvements	7,452	7,377
	250,715	247,770
Accumulated depreciation	(117,878)	(108,393)
	132,837	139,377
Advance payments on property, plant and equipment	4,001	5,162
Property, plant and equipment, net	136,838	144,539

Other assets
Goodwill	123,992	123,992
Intangible assets, net	132,526	133,862
Investments	2,348	3,677
Deferred income taxes	73,283	81,540
Restricted cash	17,005	17,003
Other long-term assets	16,457	16,196
Total other assets	365,611	376,270

Total assets	$833,157	$832,966

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 27, 2016	December 27, 2015
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$21,949	$21,826
Accounts payable	66,000	80,881
Employee compensation and benefits	97,714	97,717
Deferred revenue	82,942	81,682
Other current liabilities	21,199	31,324
Total current liabilities	289,804	313,430

Non-current liabilities
Long-term debt	363,366	367,847
Deferred revenue	6,501	6,960
Pension and postretirement benefits payable	101,736	109,159
Other obligations	49,571	49,968
Total non-current liabilities	521,174	533,934

Stockholders’ equity (deficit)
Preferred stock, $.01 par value. Authorized 30,000 shares; no shares issued or outstanding at March 27, 2016 and December 27, 2015	—	—
Common stock, $.01 par value. Authorized 300,000 shares, 31,782 shares issued and 31,661 shares outstanding at March 27, 2016; 26,357 shares issued and 26,236 shares outstanding at December 27, 2015	318	264
Additional paid-in capital	62,304	19,251
Accumulated deficit	(35,032)	(28,639)
Accumulated other comprehensive loss	(4,043)	(3,906)
Treasury stock, at cost - 121 shares at March 27, 2016 and December 27, 2015	(1,368)	(1,368)
Total stockholders’ equity (deficit)	22,179	(14,398)

Total liabilities and stockholders’ equity	$833,157	$832,966

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Treasury	Total Equity
	Shares	Amount	Capital	Deficit	Loss	Stock	(Deficit)
Balance at December 27, 2015	26,356,947	$264	$19,251	$(28,639)	$(3,906)	(1,368)	$(14,398)
Comprehensive loss	—	—	—	(6,463)	(137)	—	(6,600)
Dividends declared to common stockholders	—	—	—	70	—	—	70
Issuance of stock from restricted stock unit conversions	204,958	2	(2)	—	—	—	—
Issuance of common stock	5,220,000	52	42,826	—	—	—	42,878
Excess tax expense from long-term incentive plan	—	—	(653)	—	—	—	(653)
Share-based compensation	—	—	1,619	—	—	—	1,619
Withholding for taxes on restricted stock unit conversions	—	—	(737)	—	—	—	(737)
Balance at March 27, 2016	31,781,905	$318	$62,304	$(35,032)	$(4,043)	$(1,368)	$22,179

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 27, 2016	March 29, 2015
Operating Activities
Net income (loss)	$(6,463)	$2,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,488	10,825
Amortization of intangible assets	2,636	1,884
Amortization of contract intangible liabilities	(38)	(27)
Allowance for bad debt	2,963	2,159
Stock compensation expense	1,619	1,530
Withholding for taxes on RSU vesting	(737)	(1,861)
Gain on postretirement plan amendment	—	(7,799)
Other non-cash	(605)	574
Changes in working capital items, excluding acquisitions:
Accounts receivable, net	39,802	31,824
Prepaid expenses, inventories and other current assets	(4,609)	9,884
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	(20,569)	(38,816)
Pension contribution	(4,943)	—
Non-current deferred revenue	(459)	(451)
Deferred income taxes	8,347	8,947
Postretirement medical, life and other benefits	(1,081)	(197)
Other, net	286	50
Net cash provided by operating activities	27,637	21,041

Investing Activities
Capital expenditures	(4,783)	(13,126)
Other, net	6	(542)
Net cash used for investing activities	$(4,777)	$(13,668)

Financing Activities
Proceeds from issuance of common stock	$42,878	$—
Repayment of long-term debt	(5,272)	(4,375)
Dividends paid to common stockholders	(4,757)	(136)
Repayments of capital lease obligations	(94)	—
Proceeds from exercise of stock options	—	77
Excess tax benefits (expense) realized from exercise of stock-based awards	(653)	604
Net cash provided by (used for) financing activities	32,102	(3,830)

Net increase in cash	54,962	3,543
Cash, beginning of period	40,832	36,675
Cash, end of period	$95,794	$40,218

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—Tribune Publishing Company and its subsidiaries (collectively, the “Company” or “Tribune Publishing”) is a multiplatform media and marketing solutions company that delivers innovative experiences for audiences and advertisers. The Company’s diverse portfolio of iconic news and information brands includes award-winning daily and weekly titles, digital properties and verticals in major markets across the country. Tribune Publishing’s media groups include the Chicago Tribune Media Group, the California News Group, which consists of the Los Angeles Times Media Group and The San Diego Union-Tribune, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group and the Daily Press Media Group.
Fiscal Periods—The Company’s fiscal year ends on the last Sunday in December. Fiscal year 2016 ends on December 25, 2016 and fiscal year 2015 ended on December 27, 2015, both 52-week years with 13 weeks in each quarter.
Basis of Presentation—The accompanying unaudited Consolidated Financial Statements and notes of Tribune Publishing have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of Tribune Publishing as of March 27, 2016 and December 27, 2015, and the results of operations and cash flows for the three months ended March 27, 2016 and March 29, 2015. This includes all normal and recurring adjustments and elimination of intercompany transactions. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to current period classifications. The year-end Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
Tribune Publishing assesses its operating segments in accordance with ASC Topic 280, “Segment Reporting.” Tribune Publishing is managed by its chief operating decision maker, as defined by ASC Topic 280, as one business. Accordingly, the financial statements of Tribune Publishing are presented to reflect one reportable segment.
New Accounting Standards—In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Topic 718, Compensation—Stock Compensation. This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company is currently assessing how the adoption of this standard will impact the Company’s results of operations, financial condition or cash flows.
In February 2016, the FASB issued ASU 2016-02, Topic 842, Leases. This standard will require the recognition of lease assets and lease liabilities by lessees for operating leases. This ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of assessing the impact of ASU 2016-02 on the Company’s results of operations, financial condition or cash flows.
In July 2015, the FASB issued ASU 2015-11, Topic 330, Simplifying the Measurement of Inventory. This ASU requires an entity to measure inventory at the lower of cost or net realizable value, which consists of the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. This ASU is effective for reporting periods beginning after December 15, 2016. The guidance is to be applied prospectively. The Company adopted the standard in the first quarter of 2016. The adoption of this standard had no effect on the Company’s results of operations, financial condition or cash flows.
In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. This ASU is effective for reporting periods beginning after December 15, 2015. The Company adopted the standard as of the first quarter of 2016 and is applying the standard prospectively. The adoption of this standard had no effect on the Company’s results of operations, financial condition or cash flows.
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
NOTE 2: PROCEEDINGS UNDER CHAPTER 11
Chapter 11 Reorganization—On December 8, 2008, Tribune Media Company, formerly Tribune Company (“TCO”) and 110 of its direct and indirect wholly-owned subsidiaries (each a “Debtor” and, collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 (“Chapter 11”) of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). A joint plan of reorganization for the Debtors (the “Plan”) became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). Certain of the legal entities included in the Consolidated Financial Statements of Tribune Publishing were Debtors or, as a result of the restructuring transactions undertaken pursuant to the Plan, are successor legal entities to legal entities that were Debtors (collectively, the “Tribune Publishing Debtors”). Prior to December 27, 2015, the Chapter 11 estates of 96 of the Debtors were closed by a final decree issued by the Bankruptcy Court. The remainder of the Debtors’ Chapter 11 cases, including several of the Tribune Publishing Debtors’ cases, continue to be jointly administered under the caption “In re: Tribune Media Company, et al.,” Case No 08-13141.
Reorganization Items, Net—Reorganization items, net, generally includes provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts and, pursuant to ASC Topic 852, “Reorganizations,” is reported separately in Tribune Publishing’s Consolidated Statements of Income. Reorganization items, net, may also include professional advisory fees and other costs directly associated with the Debtors’ Chapter 11 cases.
Specifically identifiable reorganization provisions, adjustments and other costs directly related to Tribune Publishing have been included in the Company’s Consolidated Statements of Income for the three months ended March 27, 2016 and March 29, 2015 and consisted of the following (in thousands):

	Three Months Ended
	March 27, 2016	March 29, 2015
Reorganization costs, net:
Other, net	(94)	(601)
Total reorganization costs, net	$(94)	$(601)
Tribune Publishing expects to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2016 and potentially in future periods. These expenses are expected to consist primarily of other costs related to the implementation of the Plan and the resolution of unresolved claims.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3: CHANGES IN OPERATIONS
Employee Reductions—In the fourth quarter of 2015, the Company offered an Employee Voluntary Separation Program (“EVSP”), which provided enhanced separation benefits to eligible non-union employees with more than one year of service.  The Company is funding the EVSP ratably over the payout period through salary continuation instead of lump sum severance payments. The salary continuation started in the fourth quarter of 2015 and continues through the first half of 2018. For the three months ended March 27, 2016, the Company recorded an additional charge of $7.4 million for related severance, benefits and taxes in connection with the EVSP.
During the first quarter of 2016, the Company began the process to outsource its information technology function (“ITO”). Under the ITO, the Company expects a net reduction of 161 positions will occur from the second quarter of 2016 to the third quarter of 2017 at a total estimated cost of $7.3 million. The Company recorded a pretax charge of $1.3 million in the first quarter of 2016 for severance, benefits and taxes in connection with the ITO.
In addition to the ITO, Tribune Publishing implemented additional reductions of 59 positions in the three months ended March 27, 2016 and recorded a pretax charge related to these reductions and executive separations of $6.6 million. A summary of the activity with respect to Tribune Publishing’s severance accrual for the three months ended March 27, 2016 is as follows (in thousands):

Balance at December 27, 2015	$43,737
Provision	15,341
Payments	(14,875)
Balance at March 27, 2016	$44,203
Charges for severance and related expenses are included in compensation expense in the accompanying Consolidated Statements of Income (Loss).
NOTE 4: RELATED PARTY TRANSACTIONS
Agreements with Merrick Media, LLC
Purchase Agreement
On February 3, 2016, the Company completed a $44.4 million private placement, pursuant to which the Company sold to Merrick Media, LLC (“Merrick Media”) 5,220,000 shares of the Company’s common stock at a purchase price of $8.50 per share. The Company intends to use the $42.9 million net proceeds from the sale to execute further on its growth strategy, including acquisitions and digital initiatives. The shares of common stock acquired by Merrick Media (the “Shares”) are subject to certain lockup provisions that, subject to the terms and conditions set out in the purchase agreement dated February 3, 2016 among the Company, Merrick Media and Michael W. Ferro, Jr. (the “Purchase Agreement”), prohibit certain transfers of the Shares for the first three years following the date of issuance and, thereafter, any transfers of the Shares that would result in a transfer of more than 25% of the Shares purchased under the Purchase Agreement in any 12-month period.  The Purchase Agreement also includes covenants prohibiting the transfer of the Shares if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the then-existing primary geographical markets. Merrick Media and Mr. Ferro and their respective affiliates, are also prohibited from acquiring additional equity if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then outstanding shares of common stock.
 In connection with the private placement, Mr. Ferro was elected to fill a newly-created position on the Company’s Board of Directors and was named non-executive Chairman of the Board. The Company granted Merrick Media the right to designate a replacement individual for election as a director at each annual and special meeting of stockholders at which directors are to be elected as part of the slate of nominees recommended by the Board of Directors, subject to the reasonable prior approval of the Board’s Nominating and Corporate Governance Committee, in the event that Mr. Ferro is unable to continue to serve as a director. Merrick Media’s right to appoint a replacement director representative will expire either

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(a) on the date that Mr. Ferro or his replacement is not nominated for reelection as a director, is removed as a director, or is not reelected as a director if the Company has not recommended his or his replacement’s reelection or (b) at such time as Merrick Media, Mr. Ferro and their respective affiliates no longer beneficially own at least 75% of the Shares originally acquired pursuant to the Purchase Agreement.
Registration Rights Agreement
Additionally, in connection with the private placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Merrick Media. Pursuant to the Registration Rights Agreement, Merrick Media will be entitled to certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”), with respect to the Shares. The Registration Rights Agreement provides that the Company will use its reasonable best efforts to cause a registration statement with respect to the Shares to be declared effective no later than the earlier of (a) three years after the consummation of the private placement transaction contemplated by the Purchase Agreement and (b) 60 days after the termination of the voting covenants of the Purchase Agreement as described above. The Company will pay all of its own costs and expenses, including all fees and expenses of counsel for the Company, relating to the Registration Rights Agreement.
Aircraft Dry Sublease
The Company’s subsidiary, Tribune Publishing Company, LLC (“TPC”), entered into an Aircraft Dry Sublease Agreement, which became effective as of February 4, 2016, with Merrick Ventures, LLC (“Merrick Ventures”). Mr. Ferro is chairman and chief executive officer of Merrick Ventures. Under the agreement, TPC may sublease on a non-exclusive basis a Bombardier aircraft leased by Merrick Ventures, at a cost, including TPC’s proportionate share of the insurance premiums and maintenance expenses, of $8,500 per flight hour flown. TPC also is responsible for charges attributable to the operation of the aircraft by TPC during the lease term. The initial term of the sublease is one year, which term automatically will be renewed on an annual basis. Either party may terminate the agreement upon 30 days written notice to the other. During the three months ended March 27, 2016, the Company paid Merrick Ventures $0.3 million under the aircraft sublease.
Aggrego Agreement
On March 2, 2016, the Company entered into a Memorandum of Understanding with Aggrego Services, LLC (“Aggrego”) to place widgets in our publication websites which link to related content on Aggrego’s websites, and to allocate a defined percentage of the revenue received from advertising relating to such content to the Company. The Company paid Aggrego $0.4 million at inception of the agreement. Wrapports, LLC owns over 50% of Aggrego. Mr. Ferro, through Merrick Ventures, was a significant interest holder and served as non-executive chairman of Wrapports, LLC. On March 10, 2016, Merrick Media and Merrick Ventures divested their ownership interests in Wrapports, LLC. As a result, the agreement with Aggrego is not considered a related party transaction after March 10, 2016. See Note 8 for more information related to this agreement.
NOTE 5: ACQUISITIONS
The San Diego Union-Tribune
On May 21, 2015, the Company completed the acquisition of MLIM, LLC (“MLIM”), the indirect owner of The San Diego Union-Tribune (f/k/a the U-T San Diego) and nine community weeklies and related digital properties in San Diego County, California, pursuant to the Membership Interest Purchase Agreement (the “Agreement”), dated May 7, 2015, among the Company, MLIM Holdings, LLC, the Papa Doug Trust under the agreement dated January 11, 2010, Douglas F. Manchester and Douglas W. Manchester, and MLIM, as amended effective May 21, 2015. As of the closing of the transaction, the Company acquired 100% of the equity interests in MLIM. The results of operations of The San Diego Union-Tribune have been included in the consolidated financial statements since the closing date of the acquisition. The allocation of the purchase price is based upon management’s preliminary estimates. The Company continues to evaluate the underlying data and methodologies used in the valuation of intangible assets. As of the filing date of this report, the determination of the fair value of the intangible assets acquired and liabilities assumed have not been completed.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6: INVENTORIES
Inventories consisted of the following (in thousands):

	As of
	March 27, 2016	December 27, 2015
Newsprint	$14,707	$13,301
Supplies and other	570	387
Total inventories	$15,277	$13,688
Inventories are stated at the lower of cost and net realizable value determined using the first-in, first-out (“FIFO”) basis for all inventories.
NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets at March 27, 2016 and December 27, 2015 consisted of the following (in thousands):

	March 27, 2016			December 27, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Subscribers (useful life of 2 to 10 years)	$17,819	$(4,670)	$13,149	$17,819	$(4,081)	$13,738
Advertiser relationships (useful life of 2 to 13 years)	43,937	(8,898)	35,039	43,937	(7,863)	36,074
Affiliate agreements (useful life of 4 years)	12,361	(10,125)	2,236	12,361	(9,415)	2,946
Tradenames (useful life of 20 years)	15,100	(1,251)	13,849	15,100	(1,063)	14,037
Other (useful life of 1 to 20 years)	5,540	(1,591)	3,949	5,540	(1,477)	4,063
Total intangible assets subject to amortization	$94,757	$(26,535)	$68,222	$94,757	$(23,899)	$70,858

Goodwill and other intangible assets not subject to amortization
Goodwill			123,992			123,992
Newspaper mastheads and other intangible assets not subject to amortization			64,304			63,004
Total goodwill and other intangible assets			$256,518			$257,854
The changes in the carrying amounts of goodwill and intangible assets not subject to amortization during the three months ended March 27, 2016 were as follows (in thousands):

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Goodwill	Other intangible assets not subject to amortization
Balance at December 27, 2015	$123,992	$63,004
Purchases	—	1,300
Balance at March 27, 2016	$123,992	$64,304
In February 2016, the Company purchased the domain name LA.com for $1.2 million and has classified this purchase as an indefinite-lived intangible asset.
NOTE 8: INVESTMENTS
Investments consist of equity method investments in private companies totaling $2.3 million and $3.7 million at March 27, 2016 and December 27, 2015, respectively:

	% Owned
Company	March 27, 2016	December 27, 2015
CIPS Marketing Group, Inc.	50%	50%
Homefinder.com, LLC	33%	33%
Contend, LLC	—%	20%
Jean Knows Cars, LLC	20%	20%
Matter Ventures Fund II	15%	15%
The Company utilizes the services of CIPS Marketing Group, Inc. for local marketing efforts such as distribution, door-to-door marketing and total market coverage. During the three month periods ended March 27, 2016 and March 29, 2015, the Company recorded $0.3 million and $0.2 million, respectively, in revenue and $2.7 million and $2.6 million, respectively, in other operating expenses related to such marketing services.
In March 2016, Homefinder.com LLC (“Homefinder”) sold substantially all of its operating assets and liabilities, excluding cash, to Placester, Inc. (“Placester”) for stock representing 0.75% of outstanding Placester stock. Homefinder is in the process of winding down its operations. Once complete, Homefinder will distribute the Placester stock and remaining cash to the owners of Homefinder in proportion to their ownership interests.
In March 2016, Contend, LLC (“Contend”) exercised its option to repurchase its Class A units from the Company. The Company received $1.2 million for the units and recorded a gain of $0.4 million on the transaction. Also in March 2016, the Company determined the recorded value of Jean Knows Cars, LLC was impaired and recorded a $0.4 million allowance against the investment.
As discussed in Note 4, on March 2, 2016, the Company entered into a Memorandum of Understanding with Aggrego (the “Aggrego Agreement”). In connection with the Aggrego Agreement, Aggrego also granted the Company a warrant that gives the Company the right to purchase 1,039,474 Class Q Common Units of Aggrego for an exercise price of $1.00 per unit. The exercise period of the warrant is from July 31, 2016 to July 31, 2018. In the event the Company terminates the Aggrego Agreement without cause prior to July 31, 2016, the warrant will terminate also.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9: DEBT
At March 27, 2016, Tribune Publishing had $395.4 million in variable-rate debt outstanding under the Term Loan Credit Agreement, as defined below. The weighted average interest rate for the variable-rate debt is 5.75%. At March 27, 2016, the fair value of borrowings outstanding under the Term Loan Credit Agreement was estimated to be $363.8 million based on Level 2 inputs, because the fair value for these instruments is determined using observable inputs in non-active markets. Level 2 inputs include quoted market prices in markets that are not active; quoted prices of assets or liabilities with similar attributes in active markets; or valuation models whose inputs are observable or unobservable but corroborated by market data.
See below for details related to the Company’s debt agreements.
Senior Term Facility
On August 4, 2014, the Company entered into a credit agreement (as amended, amended and restated or supplemented, the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”), and the lenders party thereto (the “Senior Term Facility”). The Senior Term Facility originally provided for secured loans (the “Term Loans”) in the aggregate principal amount of $350.0 million. The Senior Term Facility initially provided that it could be expanded by an amount up to (i) the greater of $100.0 million and an amount as will not cause the net senior secured leverage ratio after giving effect to such incurrence to exceed 2:1 plus (ii) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility, subject to certain conditions. In 2015, $70 million of the expansion was drawn for the acquisition of The San Diego Union Tribune. As of March 27, 2016, total principal outstanding under the Term Loans was $395.4 million. The Term Loans bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. The Term Loans amortize in equal quarterly installments equal to 1.25% of principal amounts borrowed against the Senior Term Facility with the balance payable on the maturity date, August 4, 2021. Tribune Publishing Company is the borrower under the Senior Term Facility and each of the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing Company and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. As of March 27, 2016, the unamortized balance of the original issue discount was $3.6 million and the unamortized balance of the debt issuance costs associated with the term loans was $8.7 million. As of March 27, 2016, the Company was in compliance with the covenants of the Senior Term Facility.
Senior ABL Facility
On August 4, 2014, Tribune Publishing Company and the Subsidiary Guarantors entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility will mature on August 4, 2019. The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits Tribune Publishing Company to increase the commitments under the Senior ABL Facility by up to $75.0 million. The Senior ABL Facility bears interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. Tribune Publishing Company and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. Tribune Publishing Company and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. The Senior ABL Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing Company and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. Customary fees are payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. As of March 27, 2016, there were no borrowings under the Senior ABL Facility and $23.6 million of the Senior ABL Facility availability supported outstanding undrawn letters of credit in the same amount.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
As of March 27, 2016, the Company’s outstanding undrawn letter of credit was $17.0 million against the Letter of Credit Agreement. This letter of credit is collateralized with $17.0 million of cash held in a specified cash collateral account. The specified cash account is required to remain as long as the undrawn letter of credit remains outstanding and is recorded in restricted cash in the Consolidated Balance Sheets.
Capital Leases
The Company has capital leases on technology licenses and trucks. The total balance outstanding as of March 27, 2016 for capital leases was $2.2 million, of which $0.9 million is in short-term debt.
NOTE 10: INCOME TAXES
For the three months ended March 27, 2016, Tribune Publishing recorded an income tax benefit of $4.4 million. The effective tax rate on pretax income was 40.6% in the three months ended March 27, 2016. For the three months ended March 27, 2016, the rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit and non-deductible expenses. For the three months ended March 29, 2015, Tribune Publishing recorded income tax expense of $1.9 million. The effective tax rate on pretax income was 42.5% in the three months ended March 29, 2015. This rate differs from the U.S. federal statutory rate of 35% due primarily to state income taxes, net of federal benefit, nondeductible expenses and the domestic production activities deduction.
NOTE 11: PENSION AND OTHER POSTRETIREMENT BENEFITS
Multiemployer Pension Plans—Tribune Publishing contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees.
Defined Benefit Plans—As part of the acquisition of The San Diego Union-Tribune in May 2015, the Company became the sponsor of a single-employer defined benefit plan, The San Diego Union-Tribune, LLC Retirement Plan (the “San Diego Pension Plan”). The San Diego Pension Plan provides benefits to certain current and former employees of The San Diego Union-Tribune. Future benefits under the San Diego Pension Plan have been frozen since January 1, 2009. The Company contributed $4.9 million to the San Diego Pension Plan in the first three months of 2016 and expects to contribute an additional $5.9 million to the San Diego Pension Plan during the remaining three quarters of 2016. The components of net periodic benefit credit for the Company’s defined benefit plan were as follows (in thousands):

Three Months Ended
March 27, 2016
Interest cost	$1,875
Expected return on assets	(2,450)
Net periodic benefit credit	$(575)
Postretirement Benefits Other Than Pensions—Tribune Publishing provides postretirement health care to Tribune Publishing retirees pursuant to a number of benefit plans. There is some variation in the provisions of these plans, including different provisions for lifetime maximums, prescription drug coverage and certain other benefits. In the first quarter of 2015, Tribune Publishing notified plan members that the Company was no longer going to offer a life insurance benefit effective December 27, 2015. The impact of this plan modification was to reduce the postretirement medical, life and other benefits

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

liability by $7.8 million and to recognize a gain of the same amount to compensation expense. The components of net periodic benefit credit for the Company’s postretirement health care and life insurance plans were as follows (in thousands):

	Three Months Ended
	March 27, 2016	March 29, 2015
Service cost	$9	$67
Interest cost	70	227
Amortization of prior service credits	(178)	(701)
Amortization of gain	(48)	(27)
	(147)	(434)
Curtailment gain	—	(7,799)
Net periodic benefit cost (credit) after curtailment gain	$(147)	$(8,233)
NOTE 12: STOCK-BASED COMPENSATION
The Tribune Publishing Company 2014 Omnibus Incentive Plan (the “Tribune Publishing Equity Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock units (“RSU”), performance share units, restricted and unrestricted stock awards, dividend equivalents and cash awards. Stock-based compensation expense under the Tribune Publishing Equity Plan totaled $1.6 million and $1.5 million during the three months ended March 27, 2016 and March 29, 2015, respectively.
In the three months ended March 27, 2016, no options and no RSUs were granted under the Tribune Publishing Equity Plan.
As of March 27, 2016, the Company has $2.0 million of total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 2.43 years. Additionally, as of March 27, 2016, the Company has $9.3 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.13 years.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended March 27, 2016 and March 29, 2015, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 27, 2016	March 29, 2015
Income (Loss) - Numerator:
Net income (loss) available to Tribune Publishing stockholders plus assumed conversions	$(6,463)	$2,515

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	29,334	25,495
Dilutive effect of employee stock options and RSUs	—	295
Adjusted weighted average shares outstanding (diluted)	29,334	25,790

Net income (loss) per common share:
Basic	$(0.22)	$0.10
Diluted	$(0.22)	$0.10
Potential dilutive common shares were anti-dilutive as a result of the Company’s net loss for the three months ended March 27, 2016. As a result, basic weighted average shares were used in the calculations of basic net earnings per share and diluted earnings per share for that period.
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 888,139 for the three months ended March 27, 2016. The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 594,089 for the three months ended March 27, 2016.
NOTE 14: STOCKHOLDERS’ EQUITY
Private Placement
On February 3, 2016, the Company completed a $44.4 million private placement, pursuant to which the Company sold to Merrick Media, LLC (“Merrick Media”) 5,220,000 shares of the Company’s common stock at a purchase price of $8.50 per share. See Note 4 for additional information on the private placement.
Board Expansion
On April 1, 2016, the Company’s Board of Directors increased the size of the Board from seven to ten members. The Board of Directors then appointed Carol Crenshaw, Richard Reck and Donald Tang to fill the newly created vacancies.
Dividends
On February 11, 2016, the Company paid a dividend of $0.175 per share on common stock outstanding, to stockholders of record on January 11, 2016. In February 2016, the Company’s Board of Directors suspended the payment of cash dividends on the Company’s outstanding common stock. Any future determination to declare and pay dividends will be made at the discretion of the Board of Directors, after taking into account the Company’s financial results, capital requirements and other factors it may deem relevant.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 15: ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

	March 27, 2016	December 27, 2015
Accumulated other comprehensive loss, net of tax:
Pension and other postretirement costs	$(4,008)	$(3,871)
Foreign currency translation adjustments	(35)	(35)
Accumulated other comprehensive loss	$(4,043)	$(3,906)
The following table presents the amounts and line items in the Consolidated Statements of Income (Loss) where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the three months ended March 27, 2016 and March 29, 2015 (in thousands):

	Three Months Ended
Accumulated Other Comprehensive Income (Loss) Components	March 27, 2016	March 29, 2015	Affected Line Items in the Consolidated Statements of Income (Loss)
Pension and postretirement benefit adjustments:
Prior service cost recognized	$(178)	$(701)	Compensation
Amortization of actuarial gains	(48)	(27)	Compensation
Total before taxes	(226)	(728)
Tax benefit	89	288	Income tax (expense) benefit
Total reclassifications for the period	$(137)	$(440)
NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Three months ended
	March 27, 2016	March 29, 2015
Cash paid during the period for:
Interest	$5,944	$5,213
Income taxes, net of refunds	(308)	11,960
Non-cash items in investing activities:
Change in non-cash additions to advance payments in property, plant and equipment	(946)	(6,866)
Additions to property plant and equipment under capital leases	(382)	—
Non-cash items in financing activities:
New capital leases	382	—
NOTE 17: SUBSEQUENT EVENTS
On April 12, 2016, the Company received an unsolicited proposal from Gannett Co., Inc. (NYSE: GCI) to acquire all outstanding shares of Tribune Publishing common stock for $12.25 per share in cash. On May 4, 2016, Tribune Publishing’s Board of Directors unanimously determined that the price reflected in Gannett’s proposal is not in the best interests of its shareholders and has communicated accordingly to Gannett.
Subsequent to March 27, 2016, management determined its intention to manage the Company based in three distinct segments; the Los Angeles Times Media Group, Tribune Publishing’s media groups excluding the Los Angeles Times Media

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Group, and Tronc, a content-monetization engine which includes Tribune Content Agency, Forsalebyowner.com, the Company’s native advertising businesses and related technology to accelerate organic digital growth and create additional value for customers. Inasmuch as the Company’s strategy will be centered on these three segments, the Company will begin reporting these segments in the second quarter of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except share and per share amounts)
The following discussion and analysis should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Company’s Consolidated Financial Statements and related Notes filed as part of this Quarterly Report, and “Cautionary Statement Concerning Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Quarterly Report, as well as the factors described in our Annual Report on Form 10-K as filed with the SEC on March 14, 2016, particularly under Item 1A. “Risk Factors,” and in the Company’s other filings with the SEC.
We believe that the assumptions underlying the Consolidated Financial Statements included in this Quarterly Report are reasonable. However, the Consolidated Financial Statements may not necessarily reflect our results of operations, financial position and cash flows for future periods or what they would have been had Tribune Publishing been a separate, stand-alone company during the prior year periods presented.
OVERVIEW
Tribune Publishing Company (collectively with its subsidiaries, the “Company” or “Tribune Publishing”) was formed as a Delaware corporation on November 21, 2013. Tribune Publishing is a multiplatform media and marketing solutions company that delivers innovative experiences for audiences and advertisers. The Company’s diverse portfolio of iconic news and information brands includes award-winning daily and weekly titles, digital properties and verticals in major markets across the country. Tribune Publishing’s media groups include the Chicago Tribune Media Group, the California News Group, which consists of the Los Angeles Times Media Group and The San Diego Union-Tribune, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group and the Daily Press Media Group. In May 2015, the Company acquired The San Diego Union-Tribune newspaper (f/k/a the U-T San Diego) and nine community weeklies and related digital properties in San Diego County. The Company plans to transform itself by increasing monetization of its important brands, capitalizing on the global potential of the Los Angeles Times, and significantly accelerating the Company’s conversion of content to revenue through an enhanced digital strategy.
On August 4, 2014 (the “Distribution Date”), Tribune Media Company, formerly Tribune Company (“TCO”) completed the spin-off of its principal publishing operations into an independent company, Tribune Publishing (the “Distribution”). In the Distribution, 25,042,263 shares of Tribune Publishing common stock were distributed to the TCO stockholders and holders of TCO warrants and TCO retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of outstanding common stock of Tribune Publishing. Subsequent to the Distribution, Tribune Publishing became a separate publicly-traded company with its own board of directors and senior management team.
2016 Highlights and Recent Events

•	On February 3, 2016, the Company completed a $44.4 million private placement of the Company’s common stock to Merrick Media, LLC (“Merrick Media”).

•	In February 2016, the Company purchased the domain name LA.com for $1.2 million.

•
In March 2016, Homefinder.com LLC (“Homefinder”) sold substantially all of its operating assets and liabilities, excluding cash, to Placester, Inc. (“Placester”) for cash and stock representing 0.75% of outstanding Placester stock.

•
In March 2016, Contend, LLC (“Contend”) exercised its option to repurchase its Class A units from the Company. The Company received $1.2 million for the units and recorded a gain of $0.4 million on the transaction.

•
On April 12, 2016, the Company received an unsolicited proposal from Gannett Co., Inc. (NYSE: GCI) to acquire all outstanding shares of Tribune Publishing common stock for $12.25 per share in cash. On May 4, 2016, Tribune Publishing’s Board of Directors unanimously determined that the price reflected in Gannett’s proposal is not in the best interests of its shareholders and has communicated accordingly to Gannett.

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
As of March 27, 2016, Tribune Publishing’s prominent publications include:

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
ForSaleByOwner.com is a national consumer-to-consumer focused real estate website. The site has been the largest “by owner” website in the country since 1999. The majority of the revenue generated by ForSaleByOwner.com is e-commerce, but approximately one third is generated through a call center and strategic partnerships with service providers in the real estate industry. The business generates the majority of its revenue by selling listing packages directly to home sellers who receive online advertising, home pricing tools, marketing advice, yard signs and technical support. ForSaleByOwner.com also sells packages that allow home sellers to syndicate to other national websites such as Zillow and Realtor.com as well as their local multiple listing service (“MLS”).
Tribune Content Agency (“TCA”) is a syndication and licensing business providing quality content solutions for publishers around the globe.  Working with a vast collection of the world’s best news and information sources, TCA delivers a daily news service and syndicated premium content to over 3,000 media and digital information publishers in nearly 100 countries. Tribune News Service delivers the best material from 70 leading companies, including Los Angeles Times, Chicago Tribune, Bloomberg News, Miami Herald, The Dallas Morning News, Seattle Times and The Philadelphia Inquirer. Tribune Premium Content syndicates columnists such as Arianna Huffington, Cal Thomas, Clarence Page, Ask Amy, Mario Batali and Rick Steves. TCA manages the licensing of premium content from publications such as Rolling Stone, The Atlantic, Fast Company, Mayo Clinic, Variety and many more. TCA Originals is a new service that identifies remarkable journalism for production in Hollywood. Tribune Content Agency traces its roots to 1918.
The Company contracts with a number of national and local newspapers to both print and distribute their respective publications in local markets where it is a newspaper publisher. In some instances where it prints publications, it also manages and procures newsprint, ink and plates on their behalf. These arrangements allow the Company to leverage its investment in infrastructure in those markets that support its own publications. As a result, these arrangements tend to contribute significant incremental profitability relative to the underlying revenues. The Company currently distributes national newspapers (including USA Today, The New York Times, and The Wall Street Journal) in its local markets under multiple agreements. Additionally, in Los Angeles and Chicago the Company provides some or all of these services to other local publications.
Revenue Sources
In the three months ended March 27, 2016, 53.9% of Tribune Publishing’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and on interactive websites and from the delivery of preprinted advertising supplements. Approximately 30.6% of operating revenues for the three months ended March 27, 2016 were generated from the sale of newspapers, digital subscriptions and other publications to individual subscribers or to sales outlets, which re-sell the newspapers. The remaining 15.5% of operating revenues for the three months ended March 27, 2016 were generated from the provision of commercial printing and delivery services to other newspapers, direct mail advertising and services, digital marketing services, the distribution of syndicated content and other related activities.
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
Chapter 11 Reorganization
On December 8, 2008 (the “Petition Date”), TCO and 110 of its direct and indirect wholly-owned subsidiaries (each a “Debtor” and, collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 (“Chapter 11”) of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). A joint plan of reorganization for the Debtors (the “Plan”) became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). Certain of the legal entities included in the Consolidated Financial Statements of Tribune Publishing were Debtors or, as a result of the restructuring transactions undertaken pursuant to the Plan, are successor legal entities to legal entities that were Debtors (collectively, the “Tribune Publishing Debtors”). Prior to December 27, 2015, the Chapter 11 estates of 96 of the Debtors have been closed by a final decree issued by the Bankruptcy Court. The remainder of the Debtors’ Chapter 11 cases, including several of the Tribune Publishing Debtors’ cases, continue to be jointly administered under the caption “In re:Tribune Media Company, et al.,” Case No. 08-13141.
Reorganization Items, Net—Reorganization items, net, generally includes provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts and, pursuant to ASC Topic 852, “Reorganizations,” is reported separately in Tribune Publishing’s Consolidated Statements of Income. Reorganization items, net, may also include professional advisory fees and other costs directly associated with the Debtors’ Chapter 11 cases.

Specifically identifiable reorganization provisions, adjustments and other costs directly related to Tribune Publishing have been included in the Company’s Consolidated Statements of Comprehensive Income for the three months ended March 27, 2016 and March 29, 2015 and consisted of the following (in thousands):

	Three Months Ended
	March 27, 2016	March 29, 2015
Reorganization costs, net:
Other, net	$(94)	$(601)
Total reorganization costs, net	$(94)	$(601)
Tribune Publishing expects to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2016 and potentially in future periods. These expenses are expected to consist primarily of other costs related to the implementation of the Plan and the resolution of unresolved claims.
Results of Operations
Operating results for the three months ended March 27, 2016 and March 29, 2015 are shown in the table below. References in this discussion to individual markets include daily newspapers in those markets and their related businesses (in thousands).

	Three Months Ended
	March 27, 2016	March 29, 2015	% Change
Operating revenues	$398,219	$398,274	—%
Operating expenses	402,124	387,378	3.8%
Income (loss) from operations	$(3,905)	$10,896	*
* Represents positive or negative change in excess of 100%.
Overview
Three Months Ended March 27, 2016 compared to the Three Months Ended March 29, 2015
Operating revenues were flat in the three months ended March 27, 2016, compared to the three months ended March 29, 2015 as the acquisition of The San Diego Union-Tribune offset decreased revenue, primarily in advertising and other revenue.
Income from operations decreased $14.8 million in the three months ended March 27, 2016 due mainly to lower advertising revenues and an increase in compensation expenses in connection with the Employee Voluntary Separation Program (“EVSP”), severance expenses related to a number of executive positions, and costs related to potential acquisitions.

Operating Revenues—Total operating revenues, by classification, for the three months ended March 27, 2016 and March 29, 2015 were as follows (in thousands):

	Three Months Ended
	March 27, 2016	March 29, 2015	% Change
Advertising
Retail	$127,984	$130,565	(2.0%)
National	34,257	37,050	(7.5%)
Classified	52,442	56,855	(7.8%)
Total advertising	214,683	224,470	(4.4%)
Circulation	121,750	109,283	11.4%
Other revenue
Commercial print and delivery	35,315	37,078	(4.8%)
Direct mail and marketing	14,961	16,328	(8.4%)
Content syndication and other	11,510	11,115	3.6%
Total other revenue	61,786	64,521	(4.2%)
Total operating revenues	$398,219	$398,274	—%

ROP	$102,313	$108,952	(6.1%)
Preprints	66,687	70,216	(5.0%)
Digital	45,683	45,302	0.8%
Total advertising	$214,683	$224,470	(4.4%)
In the fourth quarter of 2015, the Company determined digital marketing services had evolved over time and should more appropriately be reflected in Advertising revenue instead of Other revenue. Additionally in the fourth quarter of 2015, the Company revised revenue recognition of certain CareerBuilder contracts from gross revenue recognition to net recognition and revised revenue recognition of certain distribution contracts from net revenue recognition to gross recognition. These changes have been applied retroactively to the first quarter of 2015 and are included in the amounts presented.
In the first quarter of 2016, the Company completed a review of how advertising customers were being assigned to the retail, national and classified categories. The Company aligned definitions for the three basic categories: retail, national and classified. Retail is a category of display or preprint customers who tend to do business directly with the general public in business to consumer transactions. National is a category of display or preprint customers who tend to do business directly with other businesses in business to business transactions. Classified is a type of advertising which is placed by customers that is other than display or preprint.
This review resulted in a change in classification of a number of customers among the three categories. The Company has applied these reclassifications to 2015, which resulted in a $17.2 million increase in the retail category, an $8.7 million decrease in the national category and an $8.5 million decrease in the classified category. The changes are reflected in the amounts presented.
Three Months Ended March 27, 2016 compared to the Three Months Ended March 29, 2015
Advertising Revenues—Total advertising revenues decreased 4.4%, or $9.8 million, in the three months ended March 27, 2016. Retail advertising fell 2.0%, or $2.6 million, due to declines in department store, amusements, insurance services and healthcare categories, partially offset by contributions from acquisitions and increases in the grocery and drug store, real estate agents and home improvement categories. Preprint revenues, which are primarily included in retail advertising, decreased 5.0%, or $3.5 million. National advertising revenues fell 7.5%, or $2.8 million, due to declines in most categories, primarily movies, television and radio stations and networks and soft good manufacturing, partially offset by contributions from acquisitions. Classified advertising revenues decreased 7.8%, or $4.4 million, primarily due to decreases in recruitment, real estate and automotive categories. Digital advertising revenues, which are included in the above categories, were essentially flat in the three months ended March 27, 2016 compared to the three months ended March 29, 2015.

Circulation Revenues—Circulation revenues were up 11.4%, or $12.5 million, in the three months ended March 27, 2016 due primarily to acquisitions. These increases were partially offset by overall decreases in existing net paid circulation. Total daily net paid circulation, including acquisitions and digital editions, averaged 1.8 million copies for the three months ended March 27, 2016, up 5.2% from the prior year period. Total Sunday net paid circulation, including acquisitions and digital editions, for the three months ended March 27, 2016 averaged 2.9 million copies, up 4.4% from the comparable prior year period, primarily due to acquisitions.
Other Revenues—Other revenues decreased 4.2%, or $2.7 million, in the three months ended March 27, 2016, due primarily to declines in commercial print and delivery revenues of $1.8 million for third-party publications, including certain publications of the Sun-Times Media Group, the Wall Street Journal and the New York Times and declines in direct mail and marketing of $1.4 million.
Operating Costs and Expenses—Total operating expenses, by classification, for the three months ended March 27, 2016 and March 29, 2015 were as follows (in thousands):

	Three Months Ended
	March 27, 2016	March 29, 2015	% Change
Compensation	$162,100	$149,231	8.6%
Circulation distribution	73,056	70,706	3.3%
Newsprint and ink	25,978	31,295	(17.0%)
Outside services	43,752	39,355	11.2%
Occupancy	15,368	15,060	2.0%
Promotion and marketing	11,905	12,635	(5.8%)
Outside printing and production	10,902	12,184	(10.5%)
Affiliate fees	12,919	12,667	2.0%
Other general and administrative	32,020	31,536	1.5%
Depreciation	11,488	10,825	6.1%
Amortization	2,636	1,884	39.9%
Total operating expenses	$402,124	$387,378	3.8%
In the fourth quarter of 2015, the Company revised revenue recognition of certain CareerBuilder contracts from gross revenue recognition to net recognition and revised revenue recognition of certain distribution contracts from net revenue recognition to gross recognition. These changes have been applied retroactively to the first quarter of 2015 and are included in the amounts presented.
Three Months Ended March 27, 2016 compared to the Three Months Ended March 29, 2015
Tribune Publishing operating expenses increased 3.8%, or $14.7 million, in the three months ended March 27, 2016 compared to the same period for 2015. The increase was due primarily to acquisitions, higher compensation expense and outside services, partially offset by lower newsprint and ink.
Compensation Expense—Compensation expense increased 8.6%, or $12.9 million, in the three months ended March 27, 2016 due primarily to higher severance charges of $15.9 million related to the EVSP, the ITO and other personnel restructuring, acquisitions and an increase in other post retirement expense due to the 2015 recognition of a $7.8 million gain related to a plan amendment. These increases were partially offset by a decrease in salary expense of $8.3 million as a result of the reduction in headcount due to the EVSP and a decrease in accrued incentive compensation of $2.5 million compared to the prior year quarter.
Circulation Distribution Expense—Circulation distribution expense increased 3.3%, or $2.4 million, primarily due to acquisitions partially offset by lower home delivery fees.

Newsprint and Ink Expense—Newsprint and ink expense declined 17.0%, or $5.3 million, in the three months ended March 27, 2016 due mainly to a 10.8% decrease in the average cost per ton of newsprint and a 3.8% decrease in consumption, including consumption from acquisitions.
Outside Services Expense—Outside services expense increased 11.2%, or $4.4 million, in the three months ended March 27, 2016 due primarily to acquisitions, increases in professional fees and credit card fees and internal control remediation efforts.
Occupancy Expense—Occupancy expense increased 2.0%, or $0.3 million primarily due to acquisitions.
Promotion and Marketing Expenses—Promotion and marketing expense decreased 5.8%, or $0.7 million, in the three months ended March 27, 2016 due primarily to decreases in circulation marketing.
Outside Printing and Production Expense—Outside printing and production expense includes costs related to commercial print and delivery. This expense decreased 10.5%, or $1.3 million, in the three months ended March 27, 2016 with increases from acquisitions offset by decreases in commercial print and client direct mail campaigns.
Affiliate Fees Expense—Affiliate fees expense primarily includes fees paid to Classified Ventures for online automotive ads. Affiliate fees expense increased 2.0%, or $0.3 million, in the three months ended March 27, 2016 due primarily to an increase in rates for Classified Ventures auto fees.
Other General and Administrative Expenses—Other general and administrative expenses include repairs and maintenance and other miscellaneous expenses. These expenses increased 1.5%, or $0.5 million, in the three months ended March 27, 2016 due primarily to acquisitions.
Depreciation and Amortization Expense—Depreciation and amortization expense increased $1.4 million in the three months ended March 27, 2016, due primarily to depreciation and amortization related to acquisition assets.
Non-operating income and expenses—Total non-operating expenses for the three months ended March 27, 2016 and March 29, 2015 were as follows (in thousands):

	Three Months Ended
	March 27, 2016	March 29, 2015	% Change
Loss on equity investments, net	$(129)	$(57)	*
Interest expense, net	(6,744)	(5,867)	14.9%
Reorganization items, net	(94)	(601)	(84.4%)
Income tax expense (benefit)	(4,409)	1,856	*
* Represents positive or negative change in excess of 100%
Loss on Equity Investments, net—Loss on equity investments remained flat for the three month period ended March 27, 2016 over the prior year period.
Interest Expense, Net—Interest expense, net increased $0.9 million for the three month period ended March 27, 2016 over the prior year period. The increase in interest expense is due to the $70 million additional borrowing under the Senior Term Facility in May 2015 related to the acquisition of The San Diego Union-Tribune.
Income Tax Expense (Benefit)—Income tax expense decreased $6.3 million for the three month period ended March 27, 2016 over the prior year period primarily due to a decrease in taxable income.
The effective tax rate on pretax income was 40.6% in the three months ended March 27, 2016. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit and non-deductible expenses. For the three months ended March 29, 2015, Tribune Publishing recorded income tax expense of $1.9 million. The effective tax rate on pretax income was 42.5% in the three months ended March 29, 2015. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, nondeductible expenses, certain transaction costs not fully deductible for tax purposes and the domestic production activities deduction.

Non-GAAP Measures
Adjusted EBITDA—The Company defines Adjusted EBITDA as net income before equity in earnings of unconsolidated affiliates, income taxes, loss on early debt extinguishment, interest expense, other (expense) income, realized gain (loss) on investments, stock-based compensation expense, reorganization items, restructuring charges, transaction expenses, depreciation and amortization, net income attributable to non-controlling interests, and certain unusual and non-recurring items (including spin-related costs).

	Three Months Ended
	March 27, 2016	March 29, 2015	% Change
Net income (loss)	$(6,463)	$2,515	*

Income tax expense (benefit)	(4,409)	1,856	*
Loss on equity investments, net	129	57	*
Interest expense, net	6,744	5,867	14.9%
Reorganization items, net	94	601	(84.4%)
Income (loss) from operations	(3,905)	10,896	*
Depreciation and amortization	14,124	12,709	11.1%
Restructuring and transaction costs(1)	13,986	4,782	*
Stock-based compensation	1,619	1,530	5.8%
Employee voluntary separation program	7,804	—	*
Gain from termination of post-retirement benefits (2)	—	(7,799)	*
Adjusted EBITDA(2)	$33,628	$22,118	52.0%
* Represents positive or negative change in excess of 100%

(1) -
Restructuring and transaction costs include costs related to Tribune Publishing's internal restructuring, such and severance and ITO costs, and transaction costs related to completed and potential acquisitions.

(2) -
In the first quarter of 2015, the Company did not deduct a gain of $7.8 million related to the termination of certain postretirement benefits in the determination of Adjusted EBITDA. Management reassessed this gain and determined it is expected to be a non-recurring item and should be deducted in the determination of Adjusted EBITDA. Accordingly, the 2015 Adjusted EBITDA as presented, includes such adjustment for the non-recurring gain from termination of certain post-retirement benefits.

Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes that because adjusted Adjusted EBITDA excludes (i) certain non-cash expenses (such as depreciation, amortization, stock-based compensation, and gain/loss on equity investments) and (ii) expenses that are not reflective of the company’s core operating results over time (such as restructuring costs, including the employee voluntary separation program and gain/losses on employee benefit plan terminations, litigation or dispute settlement charges or gains, and transaction-related costs), this measure provides investors with additional useful information to measure the company’s financial performance, particularly with respect to changes in performance from period to period. The Company’s management uses Adjusted EBITDA (a) as a measure of operating performance; (b) for planning and forecasting in future periods; and (c) in communications with the Company’s Board of Directors concerning the Company’s financial performance. In addition, Adjusted EBITDA, or a similarly calculated measure, is used as the basis for certain financial maintenance covenants that the Company is subject to in connection with certain credit facilities. Since not all companies use identical calculations, the Company’s presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies and should not be used by investors as a substitute or alternative to net income or any measure of financial performance calculated and presented in accordance with U.S. GAAP. Instead, management believes Adjusted EBITDA should be used to supplement the Company’s financial measures derived in accordance with U.S. GAAP to provide a more complete understanding of the trends affecting the business.
Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for, or more meaningful than, amounts determined in accordance with U.S. GAAP. Some of the limitations to using non-GAAP measures as an analytical tool are:

•	they do not reflect the Company’s interest income and expense, or the requirements necessary to service interest or principal payments on the Company’s debt;

•	they do not reflect future requirements for capital expenditures or contractual commitments; and

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
Sources and Uses
The Company expects to fund capital expenditures, interest and principal and pension payments due in 2016 and other operating requirements through a combination of cash flows from operations and investments, available borrowings under the Company’s revolving credit facility, any refinancings thereof, and, if necessary, disposals of assets or operations. The Company’s financial and operating performance remains subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond the control of the Company and, despite the Company’s current liquidity position, no assurances can be made that cash flows from operations and investments, future borrowings under the revolving credit facility, and any refinancings thereof, or dispositions of assets or operations will be sufficient to satisfy the Company’s future liquidity needs.
The table below details the total operating, investing and financing activity cash flows for the three months ended March 27, 2016 and March 29, 2015 (in thousands):

	Three Months Ended
	March 27, 2016	March 29, 2015
Net cash provided by operating activities	$27,637	$21,041
Net cash used for investing activities	(4,777)	(13,668)
Net cash provided by (used for) financing activities	32,102	(3,830)
Net increase in cash	$54,962	$3,543
Cash flow generated from operating activities is Tribune Publishing’s primary source of liquidity. Net cash provided by operating activities was $27.6 million for the three months ended March 27, 2016, up $6.6 million from $21.0 million for the three months ended March 29, 2015. The increase was primarily driven by favorable changes in working capital in 2016 and the non-cash gain on the postretirement plan amendment in 2015, partially offset by lower operating results as a result of the decline in advertising revenues and the 2016 pension contribution.
Net cash used for investing activities totaled $4.8 million in the three months ended March 27, 2016 and included $1.3 million used to purchase domain names including LA.com and $4.8 million used for capital expenditures, partially offset by $1.2 million provided by a sale of the Company’s interest in Contend. Net cash used for investing activities totaled $13.7 million in the three months ended March 29, 2015 and was comprised of capital expenditures and investments in equity investments.
Net cash provided by financing activities totaled $32.1 million in the three months ended March 27, 2016. During the period the Company had net proceeds of $42.9 million from the private placement of 5.2 million shares of common stock,

$5.3 million used for principal payments on senior debt and $4.8 million used for payment of stockholder dividends. In the three months ended March 29, 2015, net cash used for financing activities totaled $3.8 million primarily due to a $4.4 million principal payment on the Company’s senior debt.
2016 Private Placement
On February 3, 2016, the Company completed a $44.4 million private placement, pursuant to which the Company sold to Merrick Media 5,220,000 shares of the Company’s common stock at a purchase price of $8.50 per share. The Company intends to use the $42.9 million net proceeds from the sale to execute further on its growth strategy, including acquisitions and digital initiatives. The shares of common stock acquired by Merrick Media (the “Shares”) are subject to certain lockup provisions that, subject to the terms and conditions set out in the purchase agreement dated February 3, 2016 among the Company, Merrick Media and Michael W. Ferro, Jr. (the “Purchase Agreement”), prohibit certain transfers of the Shares for the first three years following the date of issuance and, thereafter, any transfers of the Shares that would result in a transfer of more than 25% of the Shares purchased under the Purchase Agreement in any 12-month period.  The Purchase Agreement also includes covenants prohibiting the transfer of the Shares if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the Company’s then-existing primary geographical markets. Merrick Media and Mr. Ferro and their respective affiliates, are also prohibited from acquiring additional equity if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then outstanding shares of common stock.
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
Dividends
On February 11, 2016, the Company paid a dividend of $0.175 per share on common stock outstanding, to stockholders of record on January 11, 2016. In February 2016, the Company’s Board of Directors suspended the payment of cash dividends on the Company’s outstanding common stock. Any future determination to declare and pay dividends will be made at the discretion of the Board of Directors, after taking into account the Company’s financial results, capital requirements and other factors it may deem relevant.
Employee Reductions
In the fourth quarter of 2015, the Company offered the EVSP, which provided enhanced separation benefits to eligible non-union employees with more than one year of service.  The Company is funding the EVSP ratably over the payout period through salary continuation instead of lump sum severance payments. The salary continuation started in the fourth quarter of 2015 and continues through the first half of 2018. For the three months ended March 27, 2016, the Company recorded an additional charge of $7.4 million for all related severance, benefits and taxes in connection with the EVSP.
During the first quarter of 2016, the Company began the process to outsource its information technology function (“ITO”). Under the ITO, the Company expects a net reduction of 161 positions will occur from the second quarter of 2016 to the third quarter of 2017 at a total estimated cost of $7.3 million. The Company recorded a pretax charge of $1.3 million for related retention, severance, benefits and taxes in connection with the ITO.

In addition to the ITO, Tribune Publishing implemented additional reductions in its staffing levels of 59 positions in the three months ended March 27, 2016 and recorded a pretax charge related to these reductions and executive separations of $6.6 million.
Senior Term Facility
As of March 27, 2016, total principal outstanding under the secured loans (the “Term Loans”) provided for by the credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto dated August 4, 2014 (the “Senior Term Facility”) was $395.4 million. The Term Loans bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. The Term Loans amortize in equal quarterly installments equal to 1.25% of principal amounts borrowed against the Senior Term Facility with the balance payable on the maturity date, August 4, 2021. Tribune Publishing Company is the borrower under the Senior Term Facility and each of the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing Company and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. The weighted average interest rate for the variable rate debt is 5.75%. As of March 27, 2016, the unamortized balance of the original issue discount was $3.6 million and the unamortized balance of the debt issuance costs associated with the term loans was $8.7 million. As of March 27, 2016, the Company was in compliance with the covenants of the Senior Term Facility.
Senior ABL Facility
The credit agreement between the Company, Bank of America, N.A., as administrative agent, collateral agent swing line lender and letter of credit issuer and the lenders party thereto dated August 4, 2014 (the “Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits Tribune Publishing Company to increase the commitments under the Senior ABL Facility by up to $75.0 million. The Senior ABL Facility bears interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin and will mature on August 4, 2019. Tribune Publishing Company and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. Tribune Publishing Company and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. The Senior ABL Facility contains a number of covenants that, among other things, limit the ability of Tribune Publishing Company and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. Customary fees are payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. As of March 27, 2016, there were no borrowings under the Senior ABL Facility and $23.6 million of the Senior ABL Facility availability supported outstanding undrawn letters of credit in the same amount.
Letter of Credit Agreement
On August 4, 2014, Tribune Publishing Company and JPMorgan Chase Bank, N.A., as letter of credit issuer (the “L/C Issuer”) entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of standby letters of credit of up to a maximum aggregate principal face of $30.0 million. The Letter of Credit Agreement permits Tribune Publishing Company, at the sole discretion of L/C Issuer, to request an increase of the amount available to be issued under the Letter of Credit Agreement up to an aggregate maximum face amount of $50.0 million. The Letter of Credit Agreement is scheduled to terminate on August 4, 2019. As of March 27, 2016, a $17.0 million undrawn letter of credit was outstanding against the Letter of Credit Agreement. This letter of credit was collateralized with $17.0 million of cash held in a specified cash collateral account. During the quarter ended September 27, 2015, the Company was notified that an outstanding letter of credit agreement was reduced from $27.5 million to $17.0 million. Accordingly, the Company received $10.5 million from the cash collateral account during the quarter. The specified cash account is required to remain as long as the undrawn letter of credit remains outstanding and is recorded in restricted cash in the Consolidated Balance Sheets.
Critical Accounting Policies
See Note 1 for a description of new accounting standards issued and/or adopted in the three months ended March 27,

2016.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 27, 2016, there had been no material changes in the Company’s exposure to market risk from the disclosure included in the annual report on Form 10-K as filed with the SEC on March 14, 2016.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”)) under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)), as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that, as of March 27, 2016, due to the material weaknesses in internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 27, 2015 (the “Management Internal Controls Report”), the Company’s disclosure controls and procedures were not effective.
Notwithstanding the material weaknesses discussed above, the Company’s principal executive officer and the principal financial officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows as of the period ends, and for each of the periods presented in this report.
During the three months ended March 27, 2016, except as discussed below and pertaining to the remediation of identified material weaknesses, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Internal Control over Financial Reporting
In response to the identified material weaknesses, management has identified several enhancements to the Company’s internal control over financial reporting to remediate the material weaknesses discussed in the Management Internal Controls Report. These ongoing efforts include the following:

•
the Company appointed an executive over the Corporate Compliance function to lead management’s efforts related to effective control design, documentation and implementation, as well as remediate ineffective controls;

•	the Company has enhanced the documentation process for our preprint advertising forecasting, and;

•	the Company has formalized the process for single copy rate changes to ensure compliance with contractual rates and maintenance of supporting documentation.
Although management believes the Company has made improvements in these areas, additional efforts are necessary to remediate the material weaknesses. To further address the material weaknesses, the Company has begun to, among other things:

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

•	modify processes to ensure supporting documentation for all circulation rate changes is properly maintained;

•	streamline the Company’s commission and sales bonus plans to limit the number of different plans and enhance control thereof; and

•	implement a more robust sales and commission calculation, authorization and monitoring process, incorporating increased automation and eliminating many manual processes.
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
PART II.
Item 1. Legal Proceedings
There have been no material developments in the legal proceedings included in the Company’s annual report on Form 10-K filed with the SEC on March 14, 2016.
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
Item 1A. Risk Factors
In addition to the other information in this report, you should carefully consider the discussion under “Risk Factors” in Item 1A. as filed in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2016. There have been no material changes to our risk factors as disclosed in such filings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In August 2015, our Board of Directors authorized $30 million to be used for stock repurchases for 24 months from the date of authorization. No repurchases were made in the three months ended March 27, 2016, and the Company has $28.6 million remaining authorization under the stock repurchase plan as of March 27, 2016.
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
Exhibit                Description
Number

3.1*	Amended and Restated By-Laws of Tribune Publishing Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 4, 2016).

10.1*
Securities Purchase Agreement, by and among Tribune Publishing Company, Merrick Media, LLC and Michael W. Ferro, Jr., dated as of February 3, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2016).

10.2*
Registration Rights Agreement, by and between Tribune Publishing Company and Merrick Media, LLC, dated as of February 3, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 4, 2016).

10.3*
Confidentiality and Recusal Agreement, by and between Tribune Publishing Company and Michael W. Ferro, Jr., dated as of February 3, 2016 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 4, 2016).

10.4*~
Executive Employment Agreement by and between Justin Dearborn and Tribune Publishing Company, LLC, effective February 22, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 23, 2016).

10.5*~
Executive Employment Agreement by and between Terry Jimenez and Tribune Publishing Company, LLC, dated March 25, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2016).

10.6~	Form of Indemnification Agreement (Directors).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIBUNE PUBLISHING COMPANY

May 4, 2016	By:	/s/ Terry Jimenez
Terry Jimenez
(Chief Financial Officer and Principal Accounting Officer)