Form 10-Q
period 2016-06-26
tronc, Inc.
filed 2016-08-05
CIK 1593195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 26, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
TRONC, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

435 North Michigan Avenue
Chicago Illinois	60611
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (312) 222-9100

Former name, former address and former fiscal year, if changed since last report.
Tribune Publishing Company

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

Large accelerated filer ____	Accelerated filer X
Non-accelerated filer ____	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2016
Common Stock, $0.01 par value	36,413,585

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The statements contained in this Quarterly Report on Form 10-Q, as well as the information contained in the notes to our Consolidated Financial Statements, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based largely on our current expectations and reflect various estimates and assumptions by us. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in such forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond our control, include: competition and other economic conditions including fragmentation of the media landscape and competition from other media alternatives; changes in advertising demand, circulation levels and audience shares; our ability to develop and grow our online businesses; our success in implementing expense mitigation efforts; our success in implementing our strategic and branding initiatives; our reliance on revenue from printing and distributing third-party publications; changes in newsprint prices; macroeconomic trends and conditions; our ability to adapt to technological changes; our ability to realize benefits or synergies from acquisitions or divestitures or to operate our businesses effectively following acquisitions or divestitures; our reliance on third-party vendors for various services; adverse results from litigation, such as the stockholder derivative lawsuits, governmental investigations or tax-related proceedings or audits; our ability to attract, integrate and retain our senior management team and employees; our ability to satisfy pension and other postretirement employee benefit obligations; changes in accounting standards; the effect of labor strikes, lockouts and labor negotiations; regulatory and judicial rulings; our indebtedness and ability to comply with debt covenants applicable to our debt facilities; our ability to satisfy future capital and liquidity requirements; our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms; and other events beyond our control that may result in unexpected adverse operating results. For more information about these and other risks, see “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2016, and in our other filings with the Securities and Exchange Commission, including in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

PART I.
Item 1.    Financial Statements
TRONC, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015

Operating revenues	$404,501	$412,021	$802,720	$810,295

Operating expenses:
Compensation	150,493	156,384	312,593	305,615
Newsprint and ink	26,095	31,444	52,073	62,739
Outside services	122,964	123,549	250,673	245,795
Other operating expenses	76,317	75,878	148,530	147,775
Depreciation and amortization	14,300	13,149	28,424	25,858
Total operating expenses	390,169	400,404	792,293	787,782

Income from operations	14,332	11,617	10,427	22,513
Gain (loss) on equity investments, net	(168)	50	(297)	(7)
Interest expense, net	(6,699)	(6,331)	(13,443)	(12,198)
Reorganization items, net	(49)	(252)	(143)	(853)
Income (loss) before income taxes	7,416	5,084	(3,456)	9,455
Income tax expense (benefit)	3,360	1,686	(1,049)	3,542
Net income (loss)	$4,056	$3,398	$(2,407)	$5,913

Net income (loss) per common share:
Basic	$0.12	$0.13	$(0.08)	$0.23
Diluted	$0.12	$0.13	$(0.08)	$0.23

Weighted average shares outstanding:
Basic	32,975	25,910	31,155	25,702
Diluted	33,028	26,034	31,155	25,912

Dividends declared per common share:	$—	$0.175	$—	$0.350

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net income (loss)	$4,056	$3,398	$(2,407)	$5,913
Other comprehensive income (loss), net of taxes:
Unrecognized benefit plan gains (losses):
Amortization of actuarial losses (gains) to periodic pension cost during the period, net of taxes of $344, ($517), $255 and ($805), respectively	529	(794)	392	(1,234)
Foreign currency translation	1	(17)	1	(39)
Other comprehensive income (loss), net of taxes	530	(811)	393	(1,273)
Comprehensive income (loss)	$4,586	$2,587	$(2,014)	$4,640

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 26, 2016	December 27, 2015
Assets
Current assets
Cash	$169,695	$40,832
Accounts receivable (net of allowances of $17,196 and $17,590)	191,978	240,813
Inventories	15,582	13,688
Prepaid expenses and other	15,627	16,824
Total current assets	392,882	312,157

Property, plant and equipment
Machinery, equipment and furniture	240,976	240,393
Buildings and leasehold improvements	12,074	7,377
	253,050	247,770
Accumulated depreciation	(123,515)	(108,393)
	129,535	139,377
Advance payments on property, plant and equipment	4,542	5,162
Property, plant and equipment, net	134,077	144,539

Other assets
Goodwill	116,331	123,992
Intangible assets, net	138,176	133,862
Investments	3,946	3,677
Deferred income taxes	71,828	81,540
Restricted cash	17,007	17,003
Other long-term assets	15,825	16,196
Total other assets	363,113	376,270

Total assets	$890,072	$832,966

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except per share data)
(Unaudited)

	June 26, 2016	December 27, 2015
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$22,245	$21,826
Accounts payable	69,742	80,881
Employee compensation and benefits	82,236	97,717
Deferred revenue	83,096	81,682
Other current liabilities	17,871	31,324
Total current liabilities	275,190	313,430

Non-current liabilities
Long-term debt	358,547	367,847
Deferred revenue	6,039	6,960
Pension and postretirement benefits payable	99,208	109,159
Other obligations	51,716	49,968
Total non-current liabilities	515,510	533,934

Stockholders’ equity (deficit)
Preferred stock, $.01 par value. Authorized 30,000 shares; no shares issued or outstanding at June 26, 2016 and December 27, 2015	—	—
Common stock, $.01 par value. Authorized 300,000 shares, 36,535 shares issued and 36,414 shares outstanding at June 26, 2016; 26,357 shares issued and 26,236 shares outstanding at December 27, 2015	365	264
Additional paid-in capital	134,816	19,251
Accumulated deficit	(30,928)	(28,639)
Accumulated other comprehensive loss	(3,513)	(3,906)
Treasury stock, at cost - 121 shares at June 26, 2016 and December 27, 2015	(1,368)	(1,368)
Total stockholders’ equity (deficit)	99,372	(14,398)

Total liabilities and stockholders’ equity	$890,072	$832,966

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Treasury	Total Equity
	Shares	Amount	Capital	Deficit	Loss	Stock	(Deficit)
Balance at December 27, 2015	26,356,947	$264	$19,251	$(28,639)	$(3,906)	(1,368)	$(14,398)
Comprehensive income (loss)	—	—	—	(2,407)	393	—	(2,014)
Dividends declared to common stockholders	—	—	—	118	—	—	118
Issuance of stock from restricted stock unit conversions	257,395	2	(2)	—	—	—	—
Issuance of common stock	9,920,000	99	113,221	—	—	—	113,320
Excess tax expense from long-term incentive plan	—	—	(653)	—	—	—	(653)
Share-based compensation	—	—	3,819	—	—	—	3,819
Withholding for taxes on restricted stock unit conversions	—	—	(820)	—	—	—	(820)
Balance at June 26, 2016	36,534,342	$365	$134,816	$(30,928)	$(3,513)	$(1,368)	$99,372

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 26, 2016	June 28, 2015
Operating Activities
Net income (loss)	$(2,407)	$5,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,424	25,858
Allowance for bad debt	6,154	3,784
Stock compensation expense	3,819	3,001
Withholding for taxes on RSU vesting	(820)	(1,821)
Gain on postretirement plan amendment	—	(7,799)
Other non-cash	1,507	(26)
Changes in working capital items, excluding acquisitions:
Accounts receivable, net	42,696	34,118
Prepaid expenses, inventories and other current assets	6,257	18,449
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	(43,129)	(49,465)
Pension contribution	(6,900)	—
Non-current deferred revenue	(921)	(903)
Deferred income taxes	9,456	7,841
Postretirement medical, life and other benefits	(778)	(1,329)
Other, net	—	1,108
Net cash provided by operating activities	43,358	38,729

Investing Activities
Capital expenditures	(9,799)	(19,824)
Acquisitions	—	(67,669)
Other, net	(1,762)	(527)
Net cash used for investing activities	$(11,561)	$(88,020)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)

	Six Months Ended
	June 26, 2016	June 28, 2015
Financing Activities
Proceeds from issuance of common stock	$113,320	$—
Proceeds from issuance of debt	—	68,950
Payment of debt issuance costs	—	(1,991)
Repayment of long-term debt	(10,545)	(8,750)
Net proceeds from revolving debt	—	10,000
Repayment of revolving debt	—	(10,000)
Dividends paid to common stockholders	(4,868)	(4,842)
Repayments of capital lease obligations	(188)	—
Proceeds from exercise of stock options	—	260
Excess tax benefits (expense) realized from exercise of stock-based awards	(653)	715
Net cash provided by financing activities	97,066	54,342

Net increase in cash	128,863	5,051
Cash, beginning of period	40,832	36,675
Cash, end of period	$169,695	$41,726

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—tronc, Inc., formerly Tribune Publishing Company, and its subsidiaries (collectively, the “Company” or “tronc”) comprise a diversified media and marketing-solutions company that delivers innovative experiences for audiences and advertisers across all platforms. The Company’s diverse portfolio of iconic news and information brands includes 11 award-winning major daily titles, more than 60 digital properties and more than 180 verticals in markets including Los Angeles; San Diego; Chicago; South Florida; Orlando; Baltimore; Carroll County and Annapolis, Md.; Hartford, Conn.; Allentown, Pa., and Newport News, Va.  tronc also offers an array of customized marketing solutions, and operates a number of niche products, including Hoy and El Sentinel, making tronc the country’s largest Spanish-language publisher.
Fiscal Periods—The Company’s fiscal year ends on the last Sunday in December. Fiscal year 2016 ends on December 25, 2016 and fiscal year 2015 ended on December 27, 2015; both fiscal years are 52-week years with 13 weeks in each quarter.
Basis of Presentation—The accompanying unaudited Consolidated Financial Statements and notes of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of tronc as of June 26, 2016 and December 27, 2015, the results of operations for the three and six months ended June 26, 2016 and June 28, 2015 and the cash flows for the six months ended June 26, 2016 and June 28, 2015. This includes all normal and recurring adjustments and elimination of intercompany transactions. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to current period classifications. The year-end Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
The Company assesses its operating segments in accordance with ASC Topic 280, “Segment Reporting.” In the three months ended June 26, 2016, the Company realigned under its new management team into two distinct segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when sold with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local websites and mobile applications, digital only subscriptions, as well as Tribune Content Agency (“TCA”) and Forsalebyowner.com (“FSBO”). The segregation of the digital business in troncX has triggered an evaluation of the Company’s operating and reportable segments. Prior to the second quarter of fiscal 2016, tronc was managed by its chief operating decision maker, as defined by ASC Topic 280, as one business and one reportable segment. Beginning with the second quarter of fiscal 2016, tronc began managing its business as two distinct segments and, accordingly, has revised its segment reporting to two reportable segments. The prior periods have been restated to reflect the change in reportable segments. See Note 17 for additional information on segment reporting.
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

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
NOTE 2: PROCEEDINGS UNDER CHAPTER 11
Chapter 11 Reorganization—On December 8, 2008, Tribune Media Company, formerly Tribune Company (“TCO”) and 110 of its direct and indirect wholly-owned subsidiaries (each a “Debtor” and, collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 (“Chapter 11”) of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). A joint plan of reorganization for the Debtors (the “Plan”) became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). Certain of the legal entities included in the Consolidated Financial Statements of tronc were Debtors or, as a result of the restructuring transactions undertaken pursuant to the Plan, are successor legal entities to legal entities that were Debtors (collectively, the “tronc Debtors”).
On April 12, 2012, the Debtors, the official committee of unsecured creditors and creditors under certain TCO prepetition debt facilities filed the Plan with the Bankruptcy Court. On July 23, 2012, the Bankruptcy Court issued the Confirmation Order. Several notices of appeal of the Confirmation Order were filed. The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court, including the settlement of certain claims and causes of action related to the Leveraged ESOP Transactions that was embodied in the Plan. There is currently no stay of the Confirmation Order in place pending resolution of the confirmation-related appeals. In January 2013, TCO filed a motion before the Delaware District Court to dismiss the appeals as equitably moot, based on the substantial consummation of the Plan. On June 18, 2014, the Delaware District Court entered an order granting in part and denying in part the motion to dismiss. On July 16, 2014, notices of appeal of the Delaware District Court’s order were filed with the U.S. Court of Appeals for the Third Circuit by Aurelius, Law Debenture, and Deutsche Bank. On August 19, 2015, the Third Circuit affirmed the Delaware District Court’s dismissal of Aurelius’s appeal of the Confirmation Order. The Third Circuit, however, reversed the Delaware District Court’s dismissal of Law Debenture’s and Deutsche Bank’s appeals of the Confirmation Order, and remanded those appeals for further proceedings on the merits. On September 11, 2015, the Third Circuit denied Aurelius’s petition for en banc review of the court’s decision and on January 11, 2016, Aurelius filed a petition for writ of certiorari to the U.S. Supreme Court. That petition was denied on March 31, 2016.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Prior to December 27, 2015, the Chapter 11 estates of 96 of the Debtors were closed by a final decree issued by the Bankruptcy Court. On May 11, 2016, the Chapter 11 estates of 8 more of the Debtors were closed by a final decree issued by the Bankruptcy Court. The remainder of the Debtors’ Chapter 11 cases, including one of the tronc Debtors’ case, continue to be jointly administered under the caption “In re: Tribune Media Company, et al.,” Case No 08-13141.
Reorganization Items, Net—Reorganization items, net, generally includes provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts and, pursuant to ASC Topic 852, “Reorganizations,” is reported separately in the Company’s Consolidated Statements of Income (Loss). Reorganization items, net, may also include professional advisory fees and other costs directly associated with the Debtors’ Chapter 11 cases.
Specifically identifiable reorganization provisions, adjustments and other costs directly related to the Company have been included in the Company’s Consolidated Statements of Income (Loss) for the three and six months ended June 26, 2016 and June 28, 2015 and consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Reorganization costs, net:
Contract rejections and claim settlements	—	(15)	—	(15)
Other, net	(49)	(237)	(143)	(838)
Total reorganization costs, net	$(49)	$(252)	$(143)	$(853)
The Company expects to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2016 and potentially in future periods. These expenses are expected to consist primarily of other costs related to the implementation of the Plan and the resolution of unresolved claims.
NOTE 3: CHANGES IN OPERATIONS
Employee Reductions—In the fourth quarter of 2015, the Company offered an Employee Voluntary Separation Program (“EVSP”), which provided enhanced separation benefits to eligible non-union employees with more than one year of service.  The Company is funding the EVSP ratably over the payout period through salary continuation instead of lump sum severance payments. The salary continuation started in the fourth quarter of 2015 and continues through the first half of 2018. For the three and six months ended June 26, 2016, the Company recorded an additional charge of $1.5 million and $8.9 million, respectively, for related severance, benefits and taxes in connection with the EVSP.
During the first quarter of 2016, the Company began the process to outsource its information technology function (“ITO”). The Company recorded a pretax charge of $1.6 million and $2.9 million for the three and six months ended June 26, 2016, respectively, for severance, benefits and taxes in connection with the ITO, and expects a total estimated cost of $6.7 million.
In addition to the ITO, the Company implemented additional reductions of 53 and 112 positions in the three and six months ended June 26, 2016, respectively, and recorded a pretax charge related to these reductions and executive separations of $2.3 million and $8.9 million, respectively.
The Company identified reductions in its staffing levels of 296 and 274 in the three and six months ended June 28, 2015, respectively. Of these reductions, 186 are related to the San Diego acquisition described in Note 5 as the Company consolidated many of those positions into its current operating structure. The Company recorded pretax charges related to these reductions of $4.1 million and $3.4 million for the three and six months ended June 28, 2015, respectively.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of the activity with respect to tronc’s severance accrual for the six months ended June 26, 2016 is as follows (in thousands):

Balance at December 27, 2015	$43,737
Provision	20,716
Payments	(32,296)
Balance at June 26, 2016	$32,157
Charges for severance and related expenses are included in compensation expense in the accompanying Consolidated Statements of Income (Loss).
NOTE 4: RELATED PARTY TRANSACTIONS
Aircraft Dry Sublease
The Company’s subsidiary, Tribune Publishing Company, LLC (“TPC”), entered into an Aircraft Dry Sublease Agreement, which became effective as of February 4, 2016, with Merrick Ventures, LLC (“Merrick Ventures”). Michael W. Ferro, Jr., the non-executive Chairman of the Company’s Board of Directors, is chairman and chief executive officer of Merrick Ventures. Under the agreement, TPC has subleased on a non-exclusive basis, a Bombardier aircraft leased by Merrick Ventures, at a cost, including TPC’s proportionate share of the insurance premiums and maintenance expenses, of $8,500 per flight hour flown. TPC also is responsible for charges attributable to the operation of the aircraft by TPC during the lease term. The initial term of the sublease is one year, which term automatically will be renewed on an annual basis. Either party may terminate the agreement upon 30 days written notice to the other. During the three and six months ended June 26, 2016, the Company incurred $1.0 million and $1.3 million, respectively, related to the aircraft sublease. As of June 26, 2016, $0.4 million of such costs has been reimbursed to Merrick Ventures and $0.1 million has been paid to an outside party.
Aggrego Agreement
On March 2, 2016, the Company entered into a Memorandum of Understanding with Aggrego Services, LLC (“Aggrego”) to place widgets on our publication websites which link to related content on Aggrego’s websites, and to allocate a defined percentage of the revenue received from advertising relating to such content to the Company. The Company paid Aggrego $0.4 million at inception of the agreement. Wrapports, LLC owns over 50% of Aggrego. Mr. Ferro, through Merrick Ventures, was a significant interest holder and served as non-executive chairman of Wrapports, LLC. On March 10, 2016, Merrick Media, LLC and Merrick Ventures divested their ownership interests in Wrapports, LLC. As a result, the agreement with Aggrego is not considered a related party transaction after March 10, 2016. See Note 8 for more information related to this agreement.
NOTE 5: ACQUISITIONS
The San Diego Union-Tribune
On May 21, 2015, the Company completed the acquisition of MLIM, LLC (“MLIM”), the indirect owner of The San Diego Union-Tribune (f/k/a the U-T San Diego) and nine community weeklies and related digital properties in San Diego County, California, pursuant to the Membership Interest Purchase Agreement (the “Agreement”), dated May 7, 2015, among the Company, MLIM Holdings, LLC, the Papa Doug Trust under the agreement dated January 11, 2010, Douglas F. Manchester and Douglas W. Manchester, and MLIM, as amended effective May 21, 2015. As of the closing of the transaction, the Company acquired 100% of the equity interests in MLIM. The results of operations of The San Diego Union-Tribune have been included in the consolidated financial statements since the closing date of the acquisition. The allocation of the purchase price is based upon fair values. The inputs for fair value are level 3. The determination of the fair value of the intangible assets acquired and liabilities assumed has been completed and the final allocation of the purchase price is as follows (in thousands):

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Consideration
Consideration for acquisition, less cash acquired and working capital adjustments	$78,864
Less: Shares issued for acquisition	(11,039)
Cash consideration for acquisition	$67,825

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Accounts receivable and other current assets	$12,408
Property, plant and equipment	1,869
Intangible assets subject to amortization:
Subscriber relationships (useful life of 3 to 9 years)	17,320
Advertiser relationships (useful life of 3 to 8 years)	15,571
Other customer relationships (useful life of 1 year)	432
Mastheads and intangible assets not subject to amortization	31,204
Deferred taxes	34,156
Other long-term assets	10,799
Accounts payable and other current liabilities	(20,808)
Pension and postemployment benefits liability	(85,389)
Other long-term liabilities	(13,026)
Total identifiable net assets (liabilities)	4,536
Goodwill	74,328
Total net assets acquired	78,864
In the three months ended June 26, 2016, the Company completed the determination of the fair value of the intangible assets and liabilities. As a result, the fair value for the intangible assets for subscriber relationships was increased by $8.0 million from the original value of $9.3 million to $17.3 million. A corresponding decrease in goodwill was also recorded, adjusting goodwill from the original value of $82.3 million to $74.3 million. The cumulative impact of the change on amortization expense is not material.
Other
In June 2016, the Company purchased the Pacific Magazine for approximately $0.6 million, and has classified $0.3 million of this purchase as an intangible asset.
NOTE 6: INVENTORIES
Inventories consisted of the following (in thousands):

	As of
	June 26, 2016	December 27, 2015
Newsprint	$15,220	$13,301
Supplies and other	362	387
Total inventories	$15,582	$13,688
Inventories are stated at the lower of cost and net realizable value determined using the first-in, first-out (“FIFO”) basis for all inventories.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS
In accordance with Accounting Standards Codification (“ASC”) Topic No. 350, “Intangibles-Goodwill and Other” (“ASC Topic 350”), the Company conducts an annual impairment review of its goodwill and other indefinite-lived intangible assets. The impairment review compares reporting unit or indefinite-lived intangible estimated fair values to book values and must be performed annually or more frequently if significant changes in circumstances (“triggering events”) indicate that an asset might be impaired.
In the three months ended June 26, 2016, the Company realigned under its new management team into two distinct segments: troncM and troncX. See Note 17 for a description of the re-segmentation. As part of the re-segmentation, the Company determined that the nine media groups and the four digital businesses are the reporting units at which goodwill will be evaluated.
The re-segmentation of the digital business in troncX is considered a triggering event and as part of the re-segmentation, in the second quarter of 2016, the Company performed an interim assessment of the carrying value of its individual ASC Topic 350 reporting units as of immediately before and immediately after the re-segmentation. The calculated fair value was determined using an average of the discounted cash flow method and the market comparable method, applying equal weight to both. The calculated fair value uses level 3 inputs. Estimates of fair value are subjective in nature, involve uncertainties and matters of significant judgment and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time (the perpetuity growth rates used ranged from (0.3)% to 2.5%), forecasted revenue growth rates (forecasted revenue growth ranged from (4.4%) to 3.3%), projected operating cash flow margins, estimated tax rates, depreciation expense, capital expenditures, required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (the weighted average cost of capital used for troncM was 10.0% and for troncX was 12.0%).
Based on the assessments performed, the estimated fair value of all of the Company’s reporting units exceeded their carrying amounts by a significant amount.
Goodwill and other intangible assets at June 26, 2016 and December 27, 2015 consisted of the following (in thousands):

	June 26, 2016			December 27, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Subscribers (useful life of 2 to 10 years)	$25,814	$(5,312)	$20,502	$17,819	$(4,081)	$13,738
Advertiser relationships (useful life of 2 to 13 years)	44,271	(9,885)	34,386	43,937	(7,863)	36,074
Affiliate agreements (useful life of 4 years)	11,929	(10,438)	1,491	12,361	(9,415)	2,946
Tradenames (useful life of 20 years)	15,100	(1,439)	13,661	15,100	(1,063)	14,037
Other (useful life of 1 to 20 years)	5,540	(1,708)	3,832	5,540	(1,477)	4,063
Total intangible assets subject to amortization	$102,654	$(28,782)	$73,872	$94,757	$(23,899)	$70,858

Goodwill and other intangible assets not subject to amortization
Goodwill			116,331			123,992
Newspaper mastheads and other intangible assets not subject to amortization			64,304			63,004
Total goodwill and other intangible assets			$254,507			$257,854

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes in the carrying amounts of intangible assets not subject to amortization during the six months ended June 26, 2016 were as follows (in thousands):

Other intangible assets not subject to amortization
Balance at December 27, 2015	$63,004
Purchases	1,300
Balance at June 26, 2016	$64,304
In February 2016, the Company purchased the domain name LA.com for $1.2 million and has classified this purchase as an indefinite-lived intangible asset.
NOTE 8: INVESTMENTS
Investments consist of equity method investments in private companies totaling $3.9 million and $3.7 million at June 26, 2016 and December 27, 2015, respectively:

	% Owned
Company	June 26, 2016	December 27, 2015
CIPS Marketing Group, Inc.	50%	50%
Homefinder.com, LLC	33%	33%
Nucleus Marketing Solutions, LLC	25%	—%
Contend, LLC	—%	20%
Jean Knows Cars, LLC	20%	20%
Matter Ventures Fund II	15%	15%
The Company utilizes the services of CIPS Marketing Group, Inc. for local marketing efforts such as distribution, door-to-door marketing and total market coverage. During the three and six month periods ended June 26, 2016, the Company recorded $0.3 million and $0.5 million, respectively, in revenue and $2.8 million and $5.8 million, respectively, in other operating expenses related to such marketing services. During the three and six month periods ended June 28, 2015, the Company recorded $0.2 million and $0.5 million, respectively, in revenue and $2.7 million and $5.4 million, respectively, in other operating expenses related to such marketing services.
In February 2016, Homefinder.com LLC (“Homefinder”) sold substantially all of its operating assets and liabilities, excluding cash, to Placester, Inc. (“Placester”) for stock representing 0.75% of outstanding Placester stock. Homefinder is in the process of winding down its operations. Once complete, Homefinder will distribute the Placester stock and remaining cash to the owners of Homefinder in proportion to their ownership interests.
In April 2016, tronc, along with other leading media companies McClatchy, Gannett and Hearst, formed Nucleus Marketing Solutions, LLC (“Nucleus”). This premier network will connect national advertisers to highly engaged audiences across existing and emerging digital platforms. Nucleus will work with its marketing partners to address their goals by

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

offering integrated services across all platforms. The Company owns 25% of Nucleus and funded its initial investment of $1.8 million in the second quarter of 2016. The Company’s interest in Nucleus is recorded as an equity investment.
In March 2016, Contend, LLC (“Contend”) exercised its option to repurchase its Class A units from the Company. The Company received $1.2 million for the units and recorded a gain of $0.4 million on the transaction. Also in March 2016, the Company determined the recorded value of Jean Knows Cars, LLC was impaired and recorded a $0.4 million allowance against the investment.
As discussed in Note 4, on March 2, 2016, the Company entered into a Memorandum of Understanding with Aggrego (the “Aggrego Agreement”). In connection with the Aggrego Agreement, Aggrego granted the Company a warrant that gives the Company the right to purchase 1,039,474 Class Q Common Units of Aggrego for an exercise price of $1.00 per unit. The exercise period of the warrant is from July 31, 2016 to July 31, 2018. In the event the Company had terminated the Aggrego Agreement without cause prior to July 31, 2016, the warrant would have terminated.
NOTE 9: DEBT
At June 26, 2016, the Company had $390.2 million in variable-rate debt outstanding under the Term Loan Credit Agreement, as defined below. The weighted average interest rate for the variable-rate debt is 5.75%. At June 26, 2016, the fair value of borrowings outstanding under the Term Loan Credit Agreement was estimated to be $382.4 million based on Level 2 inputs, because the fair value for these instruments is determined using observable inputs in non-active markets. Level 2 inputs include quoted market prices in markets that are not active; quoted prices of assets or liabilities with similar attributes in active markets; or valuation models whose inputs are observable or unobservable but corroborated by market data.
Senior Term Facility
On August 4, 2014, the Company entered into a credit agreement (as amended, amended and restated or supplemented, the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”), and the lenders party thereto (the “Senior Term Facility”). The Senior Term Facility originally provided for secured loans (the “Term Loans”) in the aggregate principal amount of $350.0 million. The Senior Term Facility initially provided that it could be expanded by an amount up to (i) the greater of $100.0 million and an amount as will not cause the net senior secured leverage ratio after giving effect to such incurrence to exceed 2:1 plus (ii) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility, subject to certain conditions. In 2015, $70 million of the expansion was drawn for the acquisition of The San Diego Union-Tribune. As of June 26, 2016, total principal outstanding under the Term Loans was $390.2 million. The Term Loans bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. The Term Loans amortize in equal quarterly installments equal to 1.25% of principal amounts borrowed against the Senior Term Facility with the balance payable on the maturity date, August 4, 2021. The Company is the borrower under the Senior Term Facility and each of the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. As of June 26, 2016, the unamortized balance of the original issue discount was $3.4 million and the unamortized balance of the debt issuance costs associated with the Term Loans was $8.3 million. As of June 26, 2016, the Company was in compliance with the covenants of the Senior Term Facility.
Senior ABL Facility
On August 4, 2014, the Company and the Subsidiary Guarantors entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility will mature on August 4, 2019. The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits the Company to increase the commitments under the

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Senior ABL Facility by up to $75.0 million. The Senior ABL Facility bears interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. tronc, Inc. and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. tronc, Inc. and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. The Senior ABL Facility contains a number of covenants that, among other things, limit the ability of tronc and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. Customary fees are payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. As of June 26, 2016, there were no borrowings under the Senior ABL Facility and $23.5 million of the Senior ABL Facility availability supported outstanding undrawn letters of credit in the same amount.
Letter of Credit Agreement
On August 4, 2014, the Company and JPMorgan Chase Bank, N.A., as letter of credit issuer (the “L/C Issuer”) entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of standby letters of credit of up to a maximum aggregate principal face of $30.0 million. The Letter of Credit Agreement permits the Company, at the sole discretion of L/C Issuer, to request an increase of the amount available to be issued under the Letter of Credit Agreement up to an aggregate maximum face amount of $50.0 million. The Letter of Credit Agreement is scheduled to terminate on August 4, 2019.
As of June 26, 2016, the Company’s outstanding undrawn letter of credit was $17.0 million against the Letter of Credit Agreement. This letter of credit is collateralized with $17.0 million of cash held in a specified cash collateral account. The specified cash account is required to remain as long as the undrawn letter of credit remains outstanding and is recorded in restricted cash in the Consolidated Balance Sheets.
Capital Leases
The Company has capital leases on technology licenses and trucks. The total balance outstanding as of June 26, 2016 for capital leases was $2.4 million, of which $1.2 million is in short-term debt.
NOTE 10: INCOME TAXES
For the three and six months ended June 26, 2016, the Company recorded income tax expense of $3.4 million and an income tax benefit of $1.0 million, respectively. The effective tax rate on pretax income was 45.3% and 30.4% in the three and six months ended June 26, 2016, respectively. For the three and six months ended June 26, 2016, the rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit and nondeductible expenses. For the three and six months ended June 28, 2015, the Company recorded income tax expense of $1.7 million and $3.5 million, respectively. The effective tax rate on pretax income was 33.2% and 37.5% in the three and six months ended June 28, 2015, respectively. During the three months ended June 28, 2015, the Company increased the estimated deferred tax rate on net deferred tax assets from 39.5% to 40.0%, which resulted in a decrease in the current period income tax expense of $0.5 million. For the three and six months ended June 28, 2015, the rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, nondeductible expenses and the domestic production activities deduction, as well as a change in the deferred tax rate that was applied to non-current deferred tax assets and liabilities.
NOTE 11: PENSION AND OTHER POSTRETIREMENT BENEFITS
Multiemployer Pension Plans—The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees.
Defined Benefit Plans—As part of the acquisition of The San Diego Union-Tribune in May 2015, the Company became the sponsor of a single-employer defined benefit plan, The San Diego Union-Tribune, LLC Retirement Plan (the “San Diego Pension Plan”). The San Diego Pension Plan provides benefits to certain current and former employees of The San Diego Union-Tribune. Future benefits under the San Diego Pension Plan have been frozen since January 1, 2009. The Company contributed $6.9 million to the San Diego Pension Plan in the first six months of 2016 and expects to contribute an additional $3.9 million to the San Diego Pension Plan during the remaining half of 2016. The components of net periodic

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

benefit credit for the Company’s defined benefit plan were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 26, 2016	June 26, 2016
Interest cost	$1,875	$3,750
Expected return on assets	(2,450)	(4,900)
Net periodic benefit credit	$(575)	$(1,150)
Postretirement Benefits Other Than Pensions—The Company provides postretirement health care to retirees pursuant to a number of benefit plans. There is some variation in the provisions of these plans, including different provisions for lifetime maximums, prescription drug coverage and certain other benefits. In the first quarter of 2015, the Company notified plan members that the Company was no longer going to offer a life insurance benefit effective December 27, 2015. The impact of this plan modification was to reduce the postretirement medical, life and other benefits liability by $7.8 million and to recognize a gain of the same amount to compensation expense. The components of net periodic benefit credit for the Company’s postretirement health care and life insurance plans were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Service cost	$10	$65	$19	$132
Interest cost	71	164	141	391
Amortization of prior service credits	922	(701)	744	(1,402)
Amortization of (gain) loss	(49)	(609)	(97)	(636)
	954	(1,081)	807	(1,515)
Curtailment gain	—	—	—	(7,799)
Net periodic benefit cost (credit) after curtailment gain	$954	$(1,081)	$807	$(9,314)
NOTE 12: STOCK-BASED COMPENSATION
The tronc, Inc. 2014 Omnibus Incentive Plan, as amended (the “ Equity Plan”), provides for the granting of stock options, stock appreciation rights, restricted stock units (“RSU”), performance share units, restricted and unrestricted stock awards, dividend equivalents and cash awards. Stock-based compensation expense under the Equity Plan totaled $2.2 million and $1.5 million during the three months ended June 26, 2016 and June 28, 2015, respectively. Stock-based compensation expense under the Equity Plan totaled $3.8 million and $3.0 million during the six months ended June 26, 2016 and June 28, 2015, respectively.
In the six months ended June 26, 2016, no options were granted and 147,872 RSUs were granted under the Equity Plan. The weighted average grant date fair value of the RSUs granted during 2016 was $11.42.
As of June 26, 2016, the Company has $0.8 million of total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 2.15 years. Additionally, as of June 26, 2016, the Company has $8.2 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.75 years.
NOTE 13: EARNINGS PER SHARE
Basic earnings per common share is calculated by dividing net income attributable to tronc common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of common shares under equity-based compensation plans, except where the inclusion of such common shares would have an anti-dilutive impact.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three and six months ended June 26, 2016 and June 28, 2015, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Income (Loss) - Numerator:
Net income (loss) available to tronc stockholders plus assumed conversions	$4,056	$3,398	$(2,407)	$5,913

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	32,975	25,910	31,155	25,702
Dilutive effect of employee stock options and RSUs	53	124	—	210
Adjusted weighted average shares outstanding (diluted)	33,028	26,034	31,155	25,912

Net income (loss) per common share:
Basic	$0.12	$0.13	$(0.08)	$0.23
Diluted	$0.12	$0.13	$(0.08)	$0.23
Potential dilutive common shares were anti-dilutive as a result of the Company’s net loss for the six months ended June 26, 2016. As a result, basic weighted average shares were used in the calculations of basic net earnings per share and diluted earnings per share for that period.
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 817,481 and 898,396 for the three and six months ended June 26, 2016, respectively. The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 404,618 and 601,935 for the three and six months ended June 26, 2016, respectively.
NOTE 14: STOCKHOLDERS’ EQUITY
Shareholder Rights Agreement
On May 9, 2016, the Board of Directors of the Company adopted a limited duration Shareholder Rights Plan (“Rights Plan”). Under the terms of the Rights Plan, except in certain situations, the rights will be exercisable 10 days from the public announcement that a person or group has acquired 20% or more of the common stock of tronc, Inc. or has commenced a tender offer which would result in the ownership of 20% or more of tronc’s common stock. If the rights become exercisable and a person or group acquires 20% or more of tronc’s common stock, each holder of a right, other than the person triggering the rights, will be entitled to receive upon exercise of a right that number of shares of tronc’s common stock having a market value of two times the exercise price of the right. The Rights Plan will expire in one year.
The Board of Directors declared a distribution of one preferred share purchase right (a “Right,” and collectively, the “Rights”) for each outstanding share of common stock, par value $0.01 per share, of the Company, to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”) at a price of $75.00 per one one-thousandth of a share of Preferred Stock (the “Exercise Price”), subject to adjustment as provided in the Shareholder Rights Agreement (as described below). The distribution was made to stockholders of record at the close of business on May 19, 2016 (the “Record Date”). The description and terms of the Rights are set forth in a rights agreement, dated as of May 9, 2016, as the same may be amended from time to time (the “Shareholder Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Agent”).

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Private Placements
Nant Capital, LLC
On June 1, 2016, the Company completed a $70.5 million private placement, pursuant to which the Company sold to Nant Capital, LLC (“Nant Capital”) 4,700,000 unregistered shares of the Company’s common stock at a purchase price of $15.00 per share. The Company intends to use the $70.4 million net proceeds from the sale to further execute on its growth strategy, including acquisitions and digital initiatives. The shares of common stock acquired by Nant Capital (the “Nant Shares”) are subject to certain lockup provisions that, subject to the terms and conditions set out in the purchase agreement dated May 22, 2016, among the Company, Nant Capital and Dr. Patrick Soon-Shiong (the “Nant Purchase Agreement”) prohibit certain transfers of the Nant Shares for the first three years following the date of issuance and, thereafter, any transfers of the Nant Shares that would result in a transfer of more than 25% of the Nant Shares in any 12-month period. The purchase agreement also includes covenants prohibiting the transfer of shares of the Company’s common stock if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then-outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the Company’s then-existing primary geographical markets. Nant Capital and Dr. Patrick Soon-Shiong, and their respective affiliates, are also prohibited from acquiring additional equity of the Company if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then-outstanding shares of common stock.
In connection with the private placement, Dr. Soon-Shiong was elected to fill a newly-created position on the Company’s Board of Directors and was named non-executive Vice Chairman of the Board as of the date of the Company’s 2016 Annual Meeting of Stockholders on June 2, 2016. The Company granted Dr. Soon-Shiong the right to designate a replacement individual for election as a director at each annual and special meeting of the Company’s stockholders at which directors are to be elected as part of the slate of nominees recommended by the Board, subject to the reasonable prior approval of the Board’s Nominating and Corporate Governance Committee, in the event that Dr. Soon-Shiong is unable to continue to serve as a director. Nant Capital’s right to appoint a replacement director representative will expire upon the occurrence of either (a) the termination of the voting covenants described in the purchase agreement or (b) at such time as Nant Capital, Dr. Soon-Shiong and their respective affiliates no longer beneficially own at least 75% of the shares originally acquired through the Nant Purchase Agreement.
Additionally, in connection with the private placement, the Company entered into a registration rights agreement (the “Nant Rights Agreement”) with Nant Capital. Pursuant to the Nant Rights Agreement, Nant Capital will be entitled to certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”), with respect to the Nant Shares. The Nant Rights Agreement provides that the Company shall use its reasonable best efforts to cause a registration statement with respect to the Nant Shares to be declared effective no later than the earlier to occur (a) three years after the consummation of the private placement transaction contemplated by the Nant Purchase Agreement and (b) 60 days after the termination of the voting covenants of the Nant Purchase Agreement as described above. The Company will pay all of its own costs and expenses, including all fees and expenses of counsel for the Company, relating to the Nant Rights Agreement.
California Capital Equity, LLC (“CalCap”) directly owns all of the equity interests of Nant Capital and CalCap may be deemed to have beneficial ownership of the shares held by Nant Capital. Dr. Patrick Soon-Shiong directly owns all of the equity interests of CalCap and may be deemed to beneficially own, and share voting power and investment power with Nant Capital over all shares of tronc common stock beneficially owned by Nant Capital. Dr. Soon-Shiong directly owns 410,557 shares of tronc common stock and beneficially owns 14.03% of tronc common stock as of June 26, 2016.
Merrick Media, LLC
On February 3, 2016, the Company completed a $44.4 million private placement, pursuant to which the Company sold to Merrick Media, LLC (“Merrick Media”) 5,220,000 shares of the Company’s common stock at a purchase price of $8.50 per share. The Company intends to use the $42.9 million net proceeds from the sale to execute further on its growth strategy, including acquisitions and digital initiatives. The shares of common stock acquired by Merrick Media (the “Merrick Shares”) are subject to certain lockup provisions that, subject to the terms and conditions set out in the purchase agreement dated February 3, 2016 among the Company, Merrick Media and Mr. Ferro (the “Merrick Purchase Agreement”), prohibit certain transfers of the Shares for the first three years following the date of issuance and, thereafter, any transfers of the Merrick Shares that would result in a transfer of more than 25% of the Merrick Shares purchased under the Merrick Purchase

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Agreement in any 12-month period.  The Merrick Purchase Agreement also includes covenants prohibiting the transfer of the Merrick Shares if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then-outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the then-existing primary geographical markets. Merrick Media and Mr. Ferro and their respective affiliates, are also prohibited from acquiring additional equity if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then-outstanding shares of common stock.
 In connection with the private placement, Mr. Ferro was elected to fill a newly-created position on the Company’s Board of Directors and was named non-executive Chairman of the Board. The Company granted Merrick Media the right to designate a replacement individual for election as a director at each annual and special meeting of stockholders at which directors are to be elected as part of the slate of nominees recommended by the Board of Directors, subject to the reasonable prior approval of the Board’s Nominating and Corporate Governance Committee, in the event that Mr. Ferro is unable to continue to serve as a director. Merrick Media’s right to appoint a replacement director representative will expire either (a) on the date that Mr. Ferro or his replacement is not nominated for reelection as a director, is removed as a director, or is not reelected as a director if the Company has not recommended his or his replacement’s reelection or (b) at such time as Merrick Media, Mr. Ferro and their respective affiliates no longer beneficially own at least 75% of the shares originally acquired pursuant to the Merrick Purchase Agreement.
Additionally, in connection with the private placement, the Company entered into a registration rights agreement (the “Merrick Rights Agreement”) with Merrick Media. Pursuant to the Merrick Rights Agreement, Merrick Media will be entitled to certain registration rights under the Securities Act, with respect to the Merrick Shares. The Merrick Rights Agreement provides that the Company will use its reasonable best efforts to cause a registration statement with respect to the Merrick Shares to be declared effective no later than the earlier of (a) three years after the consummation of the private placement transaction contemplated by the Merrick Purchase Agreement and (b) 60 days after the termination of the voting covenants of the Merrick Purchase Agreement as described above. The Company will pay all of its own costs and expenses, including all fees and expenses of counsel for the Company, relating to the Merrick Rights Agreement.
Mr. Ferro is the manager of Merrick Venture Management, LLC, which is the sole manager of Merrick Media. Because Merrick Venture Management, LLC serves as the sole manager of Merrick Media, Mr. Ferro may be deemed to indirectly control all of the shares of the Company’s common stock owned by Merrick Media.
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
Name Change and Stock Exchange Listing
The Company transferred its stock exchange listing from the New York Stock Exchange (“NYSE”) to The Nasdaq Global Select Market (“Nasdaq”) and changed its corporate name to tronc, Inc. The Common Shares of the Company ceased trading on the NYSE on June 17, 2016 at the end of the day and began trading the morning of June 20, 2016 on the Nasdaq under the ticker symbol “TRNC.”

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 15: ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

	June 26, 2016	December 27, 2015
Accumulated other comprehensive loss, net of tax:
Pension and other postretirement costs	$(3,479)	$(3,871)
Foreign currency translation adjustments	(34)	(35)
Accumulated other comprehensive loss	$(3,513)	$(3,906)
The following table presents the amounts and line items in the Consolidated Statements of Income (Loss) where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the three and six months ended June 26, 2016 and June 28, 2015 (in thousands):

	Three Months Ended		Six Months Ended
Accumulated Other Comprehensive Income (Loss) Components	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015	Affected Line Items in the Consolidated Statements of Income (Loss)
Pension and postretirement benefit adjustments:
Prior service cost recognized	$922	$(702)	$744	$(1,403)	Compensation
Amortization of actuarial gains	(49)	(609)	(97)	(636)	Compensation
Total before taxes	873	(1,311)	647	(2,039)
Tax effect	344	(517)	255	(805)	Income tax expense (benefit)
Total reclassifications for the period	$529	$(794)	$392	$(1,234)
NOTE 16: CONTINGENCIES
Legal Proceedings
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business. The legal entities comprising our operations are defendants from time to time in actions for matters arising out of their business operations. In addition, the legal entities comprising our operations are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies.
Stockholder Derivative Lawsuits
On June 1, 2016, Capital Structures Realty Advisors LLC, which purports to be a stockholder in the Company, filed a derivative lawsuit in the Delaware Court of Chancery against the members of the Company’s Board of Directors as of June 1, 2016, Dr. Patrick Soon-Shiong and Nant Capital, LLC (“Nant Capital”).  The complaint has named the Company as a nominal defendant. The complaint alleges in relevant part that the Board breached its fiduciary duties by “refusing to negotiate with Gannett in good faith” and by “going forward with the stock sale” to Dr. Soon-Shiong and Nant Capital.  The complaint further alleges that Nant Capital and Dr. Soon-Shiong aided and abetted the Board’s breaches of fiduciary duty.  On June 6, 2016, a second derivative complaint was filed in the Delaware Court of Chancery by Monroe County Employees Retirement System, which purports to be a stockholder in the Company.  On June 15, 2016, a third, mirror image, derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named John Solak, who purports to be a stockholder in the Company.  All three cases were consolidated on June 17, 2016, under the caption In re Tribune Publishing Co. Stockholder Litigation, Consolidated C.A. No. 12401-VCS.  On June 20, 2016, a fourth, mirror image derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named B.W. Tomasino, who purports to be a stockholder in the Company.  That case was consolidated with the other three derivative cases on July 7, 2016.  The plaintiffs seek equitable and injunctive relief, including, without limitation, rescission of the stock sale to Dr. Patrick Soon-Shiong and Nant Capital, implementation of a special committee to consider Gannett and any other offer for the Company,

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

money damages, and costs and disbursements, and such other relief deemed just and proper. The consolidated case is pending before Vice Chancellor Slights.
Pursuant to a scheduling stipulation between the parties, which has been approved by the court, plaintiffs will have until September 6, 2016 to file a consolidated complaint. The defendants will have 30 days from the date of the consolidated complaint to move, answer or otherwise respond to the complaint.  The defendants deny any and all allegations of wrongdoing and intend to defend vigorously against the lawsuits.  Due to the inherent uncertainty in litigation, however, the Company can provide no assurance as to the outcome of the matter or reasonably estimate a range of possible loss at this time.  Additionally, the Company maintains liability insurance for its directors and officers, which we expect to provide coverage for this litigation; however, there can be no guarantees as to coverage or whether any such policies will be adequate to cover all costs associated with this litigation.
NOTE 17: SEGMENT INFORMATION
The Company’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Beginning in the second quarter of fiscal 2016, the operating segments consist of troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when sold with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local websites and mobile applications, digital only subscriptions, as well as Tribune Content Agency (“TCA”) and Forsalebyowner.com (“FSBO”). Assets are not presented to or used by management at a segment level for making operating and investment decisions and therefore are not reported. The prior periods have been restated to reflect the change in reportable segments.
The Company measures segment profit using income from operations, which is defined as income from operations before net interest expense, gain on investment transactions, reorganization items and income taxes.
Operating revenues and income (loss) from operations by operating segment were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Operating revenues:
troncM	$344,370	$354,796	$687,432	$699,090
troncX	$61,531	$59,164	$118,791	$115,368
Corporate and eliminations	$(1,400)	$(1,939)	$(3,503)	$(4,163)
	$404,501	$412,021	$802,720	$810,295
Income (loss) from operations:
troncM	$28,003	$20,345	$48,181	$38,256
troncX	$6,225	$10,123	$11,872	$18,251
Corporate and eliminations	(19,896)	(18,851)	(49,626)	(33,994)
Income from operations	$14,332	$11,617	$10,427	$22,513
Gain (loss) on equity investments, net	(168)	50	(297)	(7)
Interest expense, net	(6,699)	(6,331)	(13,443)	(12,198)
Reorganization items, net	(49)	(252)	(143)	(853)
Income (loss) before income taxes	$7,416	$5,084	$(3,456)	$9,455
The above operating revenues and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 18: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Six months ended
	June 26, 2016	June 28, 2015
Cash paid during the period for:
Interest	$11,879	$10,454
Income taxes, net of refunds	(260)	13,529
Non-cash items in investing activities:
Additions to property plant and equipment under capital leases	(728)	—
Non-cash items in financing activities:
Shares issued for acquisitions	—	11,039
New capital leases	728	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except share and per share amounts)
The following discussion and analysis should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Company’s Consolidated Financial Statements and related Notes filed as part of this Quarterly Report, and “Cautionary Statement Concerning Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Quarterly Report, as well as the factors described in our Annual Report on Form 10-K as filed with the SEC on March 14, 2016, particularly under Item 1A. “Risk Factors,” and in the Company’s other filings with the SEC, including in Part II, Item 1A of this Quarterly Report on Form 10-Q.
We believe that the assumptions underlying the Consolidated Financial Statements included in this Quarterly Report are reasonable. However, the Consolidated Financial Statements may not necessarily reflect our results of operations, financial position and cash flows for future periods.
OVERVIEW
tronc, Inc., formerly Tribune Publishing Company, was formed as a Delaware corporation on November 21, 2013. tronc, Inc., and its subsidiaries (collectively, the “Company” or “tronc”) comprise a diversified media and marketing-solutions company that delivers innovative experiences for audiences and advertisers across all platforms. The Company’s diverse portfolio of iconic news and information brands includes 11 award-winning major daily titles, more than 60 digital properties and more than 180 verticals in markets including Los Angeles; San Diego; Chicago; South Florida; Orlando; Baltimore; Carroll County and Annapolis, Md.; Hartford, Conn.; Allentown, Pa., and Newport News, Va. tronc also offers an array of customized marketing solutions, and operates a number of niche products, including Hoy and El Sentinel, making tronc the country’s largest Spanish-language publisher.
On August 4, 2014 (the “Distribution Date”), Tribune Media Company, formerly Tribune Company (“TCO”) completed the spin-off of its principal publishing operations into an independent company, Tribune Publishing Company (renamed tronc) (the “Distribution”). In the Distribution, 25,042,263 shares of tronc common stock were distributed to the TCO stockholders and holders of TCO warrants and TCO retained 381,354 shares of tronc common stock, representing 1.5% of outstanding common stock of tronc. Subsequent to the Distribution, tronc became a separate publicly-traded company with its own board of directors and senior management team.
2016 Highlights and Recent Events

•	On February 3, 2016, the Company completed a $44.4 million private placement of the Company’s common stock to Merrick Media, LLC (“Merrick Media”).

•	In February 2016, the Company purchased the domain name LA.com for $1.2 million.

•
In February 2016, Homefinder.com LLC (“Homefinder”) sold substantially all of its operating assets and liabilities, excluding cash, to Placester, Inc. (“Placester”) for cash and stock representing 0.75% of outstanding Placester stock.

•
In March 2016, Contend, LLC (“Contend”) exercised its option to repurchase its Class A units from the Company. The Company received $1.2 million for the units and recorded a gain of $0.4 million on the transaction.

•
In April 2016, the Company received an unsolicited proposal from Gannett Co., Inc. to acquire all outstanding shares of the Company common stock for $12.25 per share in cash which was revised in May 2016 to $15 per share in cash with both solicitations being subject to satisfactory due diligence by Gannett. The Company’s Board of Directors determined that the price reflected in Gannet’s revised proposal is inadequate for a control investment and is not in the best interests of its shareholders and has communicated accordingly to Gannett.

•	On June 1, 2016, the Company completed a $70.5 million private placement of the Company’s common stock to Nant Capital, LLC (“Nant Capital”).
Beginning with the second quarter of fiscal 2016, tronc began managing its business as two distinct segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when sold with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local websites and mobile applications, digital only subscriptions, as well as Tribune Content Agency (“TCA”) and Forsalebyowner.com (“FSBO”). Accordingly, the Company changed its segment reporting to two reportable segments. The prior periods have been restated to reflect the change in reportable segments.

Prior to the second quarter of fiscal 2016, tronc was managed by its chief operating decision maker, as defined by ASC Topic 280, as one business and one reportable segment.
troncM
troncM’s media groups include the Chicago Tribune Media Group, the Los Angeles Times Media Group, the San Diego Media Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group and the Daily Press Media Group. In May 2015, the Company acquired The San Diego Union-Tribune newspaper (f/k/a the U-T San Diego) and nine community weeklies.
In the six months ended June 26, 2016, 49.3% of troncM’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and from the delivery of preprinted advertising supplements. Approximately 34.9% of operating revenues for the six months ended June 26, 2016 were generated from the sale of newspapers, and other publications to individual subscribers or to sales outlets that re-sell the newspapers. The remaining 15.9% of operating revenues for the six months ended June 26, 2016 were generated from the provision of commercial printing and delivery services to other newspapers, direct mail advertising and services, and other related activities.
Newspaper print advertising is typically in the form of display, classified or preprint advertising. Advertising and marketing services revenues are comprised of three basic categories: retail, national and classified. Retail is a category of customers who tend to do business directly with the general public. National is a category of customers who tend to do business directly with other businesses. Classified is a type of advertising which is other than display or preprint.
Circulation revenue results from the sale of print editions of newspapers to individual subscribers and the sale of print editions of newspapers to sales outlets that re-sell the newspapers.
Other revenues are derived from commercial printing and delivery services provided to other newspapers, direct mail advertising and services and other related activities. The Company contracts with a number of national and local newspapers to both print and distribute their respective publications in local markets where it is a newspaper publisher. In some instances where it prints publications, it also manages and procures newsprint, ink and plates on their behalf. These arrangements allow the Company to leverage its investment in infrastructure in those markets that support its own publications. As a result, these arrangements tend to contribute incremental profitability and revenues. The Company currently distributes national newspapers (including The New York Times, USA Today, and The Wall Street Journal) in its local markets under multiple agreements. Additionally, in Los Angeles and Chicago the Company provides some or all of these services to other local publications.
Products and Services
Our product mix consists of three publication types: (i) daily newspapers, (ii) weekly newspapers and (iii) niche publications. The key characteristics of each of these types of publications are summarized in the table below.

	Daily Newspapers	Weekly Newspapers	Niche Publications
Cost:	Paid	Paid and free	Paid and free
Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly, monthly or on an annual basis
Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales	Paid: Revenue from advertising, rack/box sales
		Free: Advertising revenue only	Free: Advertising revenue only
As of June 26, 2016, the Company’s prominent print publications include:

Media Group	City	Masthead	Circulation Type	Paid or Free
Chicago Tribune Media Group
	Chicago, IL	Chicago Tribune	Daily	Paid

Media Group	City	Masthead	Circulation Type	Paid or Free
	Chicago, IL	Chicago Magazine	Monthly	Paid
	Chicago, IL	Hoy	Daily	Free
	Chicago, IL	Redeye	Daily	Free
Los Angeles Times Media Group
	Los Angeles, CA	Los Angeles Times	Daily	Paid
	Los Angeles, CA	Hoy Los Angeles	Weekly	Free
San Diego Media Group
	San Diego, CA	The San Diego Union-Tribune	Daily	Paid
	San Diego, CA	Enlace and Vida Latina San Diego	Weekly	Free
Sun Sentinel Media Group
	Broward County, FL, Palm Beach County, FL	Sun Sentinel	Daily	Paid
	Broward County, FL, Palm Beach County, FL	el Sentinel	Weekly	Free
Orlando Sentinel Media Group
	Orlando, FL	Orlando Sentinel	Daily	Paid
	Orlando, FL	el Sentinel	Weekly	Free
The Baltimore Sun Media Group
	Baltimore, MD	The Baltimore Sun	Daily	Paid
	Annapolis, MD	The Capital	Daily	Paid
	Westminster, MD	Carroll County Times	Daily	Paid
Hartford Courant Media Group
	Hartford County, CT, Middlesex County, CT, Tolland County, CT	The Hartford Courant	Daily	Paid
Daily Press Media Group
	Newport News, VA (Peninsula)	Daily Press	Daily	Paid
The Morning Call Media Group
	Lehigh Valley, PA	The Morning Call	Daily	Paid
troncX
troncX consists of the Company’s digital revenues and related digital expenses from local websites and mobile applications, digital only subscriptions, as well as TCA and FSBO. The segregation of the digital business into troncX triggered a new evaluation of the Company’s operating and reportable segments.
TCA is a syndication and licensing business providing quality content solutions for publishers around the globe.  Working with a vast collection of the world’s best news and information sources, TCA delivers a daily news service and syndicated premium content to over 3,000 media and digital information publishers in nearly 100 countries. Tribune News Service delivers the best material from 70 leading companies, including Los Angeles Times, Chicago Tribune, Bloomberg News, Miami Herald, The Dallas Morning News, Seattle Times and The Philadelphia Inquirer. Tribune Premium Content syndicates columnists such as Arianna Huffington, Cal Thomas, Clarence Page, Ask Amy, Mario Batali and Rick Steves. TCA manages the licensing of premium content from publications such as Rolling Stone, The Atlantic, Fast Company, Mayo Clinic, Variety and many more. TCA Originals is a new service that identifies remarkable journalism for production in Hollywood. Tribune Content Agency traces its roots to 1918.

ForSaleByOwner.com is a national consumer-to-consumer focused real estate website. The majority of the revenue generated by ForSaleByOwner.com is e-commerce, but approximately one-third is generated through a call center and strategic partnerships with service providers in the real estate industry. The business generates the majority of its revenue by selling listing packages directly to home sellers who receive online advertising, home pricing tools, marketing advice, yard signs and technical support. ForSaleByOwner.com also sells packages that allow home sellers to syndicate to other national websites such as Zillow and Realtor.com as well as their local multiple listing service (“MLS”).
In the six months ended June 26, 2016, 83.4% of troncX’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space on interactive websites and digital marketing services. The remaining 16.6% of operating revenues for the six months ended June 26, 2016 were generated from the sale of digital content and other related activities.
Digital advertising can be in the form of display, banner ads, coupon ads, video, search advertising and linear ads placed on tronc and affiliated websites. Advertising services include development of mobile websites, search engine marketing and optimization, social media account management and content marketing for its customers’ web presence for small to medium size businesses.
Products and Services
As of June 26, 2016, the Company’s prominent websites include:

Websites
www.chicagotribune.com	www.ElSentinel.com
www.chicagomag.com	www.OrlandoSentinel.com
www.vivelohoy.com	www.ElSentinel.com
www.redeyechicago.com	www.baltimoresun.com
www.latimes.com	www.capitalgazette.com
www.la.com	www.carrollcountytimes.com
www.hoylosangeles.com	www.courant.com
www.sandiegouniontribune.com	www.dailypress.com
www.SunSentinel.com	www.themorningcall.com
The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of tronc’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter reflect spring advertising revenues, while the fourth quarter includes advertising revenues related to the holiday season.
Chapter 11 Reorganization
On December 8, 2008 (the “Petition Date”), TCO and 110 of its direct and indirect wholly-owned subsidiaries (each a “Debtor” and, collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 (“Chapter 11”) of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). A joint plan of reorganization for the Debtors (the “Plan”) became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). Certain of the legal entities included in the Consolidated Financial Statements of tronc were Debtors or, as a result of the restructuring transactions undertaken pursuant to the Plan, are successor legal entities to legal entities that were Debtors (collectively, the “tronc Debtors”). Prior to December 27, 2015, the Chapter 11 estates of 96 of the Debtors have been closed by a final decree issued by the Bankruptcy Court. On May 11, 2016, the Chapter 11 estates of 8 of the Debtors were closed by a final decree issued by the Bankruptcy Court. The remainder of the Debtors’ Chapter 11 cases, including one of the tronc Debtors’ cases, continue to be jointly administered under the caption “In re:Tribune Media Company, et al.,” Case No. 08-13141.
Reorganization Items, Net—Reorganization items, net, generally includes provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts and, pursuant to ASC Topic

852, “Reorganizations,” is reported separately in tronc’s Consolidated Statements of Income. Reorganization items, net, may also include professional advisory fees and other costs directly associated with the Debtors’ Chapter 11 cases.
Specifically identifiable reorganization provisions, adjustments and other costs directly related to tronc have been included in the Company’s Consolidated Statements of Comprehensive Income for three and six months ended June 26, 2016 and June 28, 2015 and consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Reorganization costs, net:
Contract rejections and claim settlements	$—	$(15)	$—	$(15)
Other, net	$(49)	$(237)	(143)	(838)
Total reorganization costs, net	$(49)	$(252)	$(143)	$(853)
The Company expects to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2016 and potentially in future periods. These expenses are expected to consist primarily of other costs related to the implementation of the Plan and the resolution of unresolved claims.

Results of Operations
Consolidated
Operating results for the three and six months ended June 26, 2016 and June 28, 2015 are shown in the table below. References in this discussion to individual markets include daily newspapers in those markets and their related businesses (in thousands).

	Three Months Ended			Six Months Ended
	June 26, 2016	June 28, 2015	% Change	June 26, 2016	June 28, 2015	% Change

Operating revenues	404,501	412,021	(1.8%)	802,720	810,295	(0.9%)

Compensation	150,493	156,384	(3.8%)	312,593	305,615	2.3%
Newsprint and ink	26,095	31,444	(17.0%)	52,073	62,739	(17.0%)
Outside services	122,964	123,549	(0.5%)	250,673	245,795	2.0%
Other	76,317	75,878	0.6%	148,530	147,775	0.5%
Depreciation and amortization	14,300	13,149	8.8%	28,424	25,858	9.9%
Operating expenses	390,169	400,404	(2.6%)	792,293	787,782	0.6%
Income from operations	14,332	11,617	23.4%	10,427	22,513	(53.7%)
Gain (loss) on equity investments, net	(168)	50	*	(297)	(7)	*
Interest expense, net	(6,699)	(6,331)	5.8%	(13,443)	(12,198)	10.2%
Reorganization items, net	(49)	(252)	(80.6%)	(143)	(853)	(83.2%)
Income tax expense (benefit)	3,360	1,686	99.3%	(1,049)	3,542	*
Net income	$4,056	$3,398	19.4%	$(2,407)	$5,913	*

Three Months Ended June 26, 2016 compared to the Three Months Ended June 28, 2015
Operating Revenues—Operating revenues decreased 1.8%, or $7.5 million, in the three months ended June 26, 2016 compared to the same period for 2015. The decrease was due primarily to decreases in advertising and other revenue partially offset by contributions from acquisitions.

Compensation Expense—Compensation expense decreased 3.8%, or $5.9 million, in the three months ended June 26, 2016 due primarily to a decrease in salary expense of $11.6 million as a result of the reduction in headcount in the last quarter of 2015 due primarily to the employee voluntary severance program (“EVSP”) and a decrease in workers compensation expense of $1.9 million partially offset by increases in self-insured medical costs of $4.8 million and severance charges of $1.8 million compared to the prior year quarter.
Newsprint and Ink Expense—Newsprint and ink expense declined 17.0%, or $5.3 million, in the three months ended June 26, 2016 due mainly to a 3.4% decrease in the average cost per ton of newsprint and a 6.2% decrease in consumption, including consumption from acquisitions.
Outside Services Expense—Outside services expense was essentially flat in the three months ended June 26, 2016 with decreases in consulting costs offset by increases in temporary help.
Other Expenses—Other expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses. These expenses remained consistent year over year with increases in affiliate fees and promotion and marketing costs offset by decreases in occupancy costs.
Depreciation and Amortization Expense—Depreciation and amortization expense increased 8.8%, or $1.2 million, in the three months ended June 26, 2016, due primarily to depreciation on prior year fixed asset additions and amortization related to acquisition assets.
Gain (Loss) on Equity Investments, net—Gain (Loss) on equity investments, net decreased by $0.2 million for the three month period ended June 26, 2016.
Interest Expense, Net—Interest expense, net increased $0.4 million for the three months ended June 26, 2016, over the prior year periods. The increase in interest expense is due to the $70 million additional borrowing under the Senior Term Facility in May 2015 related to the acquisition of The San Diego Union-Tribune.
Income Tax Expense (Benefit)—Income tax expense increased $1.7 million for the three month period ended June 26, 2016 over the prior year period primarily due to an increase in taxable income.
The effective tax rate on pretax income was 45.3% in the three months ended June 26, 2016. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit and non-deductible expenses and the domestic production activities deduction. For the three months ended June 28, 2015, the Company recorded income tax expense of $1.7 million. The effective tax rate on pretax income was 33.2% in the three months ended June 28, 2015. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, nondeductible expenses and the domestic production activities deduction. Additionally, during the three months ended June 28, 2015, the Company increased the estimated deferred tax rate on net deferred tax assets from 39.5% to 40.0%, which resulted in a decrease in the prior period income tax expense of $0.5 million.
Six Months Ended June 26, 2016 compared to the Six Months Ended June 28, 2015
Operating Revenues—Operating revenues decreased 0.9%, or $7.6 million, in the six months ended June 26, 2016 compared to the same period for 2015. The decrease was due primarily to decreases in advertising and other revenue mostly offset by contributions from acquisitions.
Compensation Expense—Compensation expense increased 2.3%, or $7.0 million, in the six months ended June 26, 2016 due primarily to higher severance charges of $17.8 million related to the EVSP, information technology outsourcing and other personnel restructuring, acquisitions and an increase in other post retirement expense due to the 2015 recognition of a $7.8 million gain related to a plan amendment. These increases were partially offset by a decrease in salary expense of $20.0 million as a result of the reduction in headcount due to the EVSP and a decrease in accrued incentive compensation of $1.7 million compared to the prior year period.
Newsprint and Ink Expense—Newsprint and ink expense declined 17.0%, or $10.7 million, in the six months ended June 26, 2016 due mainly to a 7.2% decrease in the average cost per ton of newsprint and a 2.3% decrease in consumption, including consumption from acquisitions.

Outside Services Expense—Outside services expense increased 2.0%, or $4.9 million, in the six months ended June 26, 2016 due primarily to increases in legal fees, temporary help and production charges, partially offset by a decrease in consulting services.
Other Expenses—Other expenses were essentially unchanged year over year.
Depreciation and Amortization Expense—Depreciation and amortization expense increased $2.6 million in the six months ended June 26, 2016, due primarily to depreciation on prior year fixed asset additions and amortization related to acquisition assets.
Gain (Loss) on Equity Investments, net—Gain (Loss) on equity investments, net decreased by $0.3 million for the six month period ended June 26, 2016 compared to the same period for 2015.
Interest Expense, Net—Interest expense, net increased $1.2 million for the six month period ended June 26, 2016, over the prior year period. The increase in interest expense is due to the $70 million additional borrowing under the Senior Term Facility in May 2015 related to the acquisition of The San Diego Union-Tribune.
Income Tax Expense (Benefit)—Income tax expense decreased $4.6 million for the six month period ended June 26, 2016 over the prior year period primarily due to a decrease in taxable income.
The effective tax rate on pretax income was 30.4% in the six months ended June 26, 2016. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit and non-deductible expenses and the domestic production activities deduction. For the six months ended June 28, 2015, the Company recorded income tax expense of $3.5 million. The effective tax rate on pretax income was 37.5% in the six months ended June 28, 2015. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, nondeductible expenses and the domestic production activities deduction. Additionally, during the three months ended June 28, 2015, the Company increased the estimated deferred tax rate on net deferred tax assets from 39.5% to 40.0% which resulted in a decrease in the prior period income tax expense of $0.5 million.
Segments
Beginning with the second quarter of fiscal 2016, tronc began managing its business as two distinct segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when sold with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local websites and mobile applications, digital only subscriptions, as well as Tribune Content Agency (“TCA”) and Forsalebyowner.com (“FSBO”). Accordingly, the Company changed its segment reporting to two reportable segments. The prior periods have been restated to reflect the change in reportable segments. Prior to the second quarter of fiscal 2016, tronc was managed by its chief operating decision maker, as defined by ASC Topic 280, as one business and one reportable segment.
The Company measures segment profit using income from operations, which is defined as net income before net interest expense, gain on investment transactions, reorganization items and income taxes.

The tables below show the segmentation of income and expenses for the three and six months ended June 26, 2016 as compared to the three and six months ended June 28, 2015. Each three-month period consists of 13 weeks and each six- month period consists of 26 weeks.

	troncM		troncX		Corporate and Eliminations		Consolidated
	Three months ended		Three months ended		Three months ended		Three months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Total revenues	$344,370	$354,796	$61,531	$59,164	$(1,400)	$(1,939)	$404,501	$412,021
Operating expenses	$316,367	$334,451	$55,306	$49,041	$18,496	$16,912	$390,169	$400,404
Income from operations	$28,003	$20,345	$6,225	$10,123	$(19,896)	$(18,851)	$14,332	$11,617
Depreciation and amortization	$5,562	$5,132	$2,803	$437	$5,935	$7,580	$14,300	$13,149
Adjustments	1,664	6,499	1,695	299	11,519	6,677	14,878	13,475
Adjusted EBITDA	$35,229	$31,976	$10,723	$10,859	$(2,442)	$(4,594)	$43,510	$38,241

	troncM		troncX		Corporate and Eliminations		Consolidated
	Six months ended		Six months ended		Six months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Total revenues	$687,432	$699,090	$118,791	$115,368	$(3,503)	$(4,163)	$802,720	$810,295
Operating expenses	639,251	660,834	106,919	97,117	46,123	29,831	792,293	787,782
Income from operations	48,181	38,256	11,872	18,251	(49,626)	(33,994)	10,427	22,513
Depreciation and amortization	11,311	9,922	5,633	739	11,480	15,197	28,424	25,858
Adjustments	4,973	6,701	2,045	258	31,269	5,029	38,287	11,988
Adjusted EBITDA	$64,465	$54,879	$19,550	$19,248	$(6,877)	$(13,768)	$77,138	$60,359
troncM

	Three Months Ended			Six Months Ended
	June 26, 2016	June 28, 2015	% Change	June 26, 2016	June 28, 2015	% Change
Operating revenues:
Advertising	$169,751	$183,160	(7.3%)	$338,720	$362,454	(6.5%)
Circulation	120,231	113,509	5.9%	239,736	221,346	8.3%
Other	54,388	58,127	(6.4%)	108,976	115,290	(5.5%)
Total revenues	344,370	354,796	(2.9%)	687,432	699,090	(1.7%)
Operating expenses	316,367	334,451	(5.4%)	639,251	660,834	(3.3%)
Income from operations	28,003	20,345	37.6%	48,181	38,256	25.9%
Depreciation and amortization	5,562	5,132	8.4%	11,311	9,922	14.0%
Adjustments	1,664	6,499	(74.4%)	4,973	6,701	(25.8%)
Adjusted EBITDA	$35,229	$31,976	10.2%	$64,465	$54,879	17.5%

Three Months Ended June 26, 2016 compared to the Three Months Ended June 28, 2015
Advertising Revenues—Total advertising revenues decreased 7.3%, or $13.4 million, in the three months ended June 26, 2016. Decreases in most categories were partially offset by contributions from acquisitions.
Circulation Revenues—Circulation revenues were up 5.9%, or $6.7 million, in the three months ended June 26, 2016 due primarily to acquisitions. Overall decreases in volume were generally offset by rate increases.
Other Revenues—Other revenues decreased 6.4%, or $3.7 million, in the three months ended June 26, 2016, due primarily to declines of $2.6 million in commercial print and delivery revenues for third-party publications, including certain publications of the Sun-Times Media Group, the Wall Street Journal and the New York Times, and declines of $0.8 million in direct mail and marketing revenue.
Operating Expenses—Operating expenses decreased 5.4%, or $18.1 million, in the three months ended June 26, 2016, due primarily to decreases in compensation expense, newsprint and ink expense and outside services expense, partially offset by an increase in corporate allocations.
Six Months Ended June 26, 2016 compared to the Six Months Ended June 28, 2015
Advertising Revenues—Total advertising revenues decreased 6.5%, or $23.7 million in the six months ended June 26, 2016. Retail advertising was comparable year over year as decreases in department stores, furniture, specialty merchandise and financial services categories were offset by increases in real estate agencies categories and contributions from acquisitions. National advertising decreased 11.8% or 7.0 million, year over year as decreases in movies, soft goods and technology categories were partially offset by contributions from acquisitions. Classified advertising revenues decreased 24.3%, or $14.9 million, primarily due to decreases in recruitment, real estate and automotive categories partially offset by contributions from acquisitions.
Circulation Revenues—Circulation revenues were up 8.3%, or $18.4 million, in the six months ended June 26, 2016 due primarily to acquisitions. Overall decreases in volume were generally offset by rate increases.
Other Revenues—Other revenues decreased 5.5%, or $6.3 million, in the six months ended June 26, 2016, due primarily to declines in commercial print and delivery revenues of $4.3 million for third-party publications, including certain publications of the Sun-Times Media Group, the Wall Street Journal and the New York Times, and declines in content syndication revenue of $1.0 million.
Operating Expenses—Operating expenses decreased 3.3%, or $21.6 million, in the six months ended June 26, 2016, due primarily to decreases in compensation expense, newsprint and ink expense and outside services expense, partially offset by an increase in corporate allocations.
troncX

	Three Months Ended			Six Months Ended
	June 26, 2016	June 28, 2015	% Change	June 26, 2016	June 28, 2015	% Change
Operating revenues:
Advertising	$52,117	$48,772	6.9%	$99,096	$94,238	5.2%
Content	9,414	10,392	(9.4%)	19,695	21,130	(6.8%)
Total revenues	61,531	59,164	4.0%	118,791	115,368	3.0%
Operating expenses	55,306	49,041	12.8%	106,919	97,117	10.1%
Income from operations	6,225	10,123	(38.5%)	11,872	18,251	(35.0%)
Depreciation and amortization	2,803	437	*	5,633	739	*
Adjustments	1,695	299	*	2,045	258	*
Adjusted EBITDA	$10,723	$10,859	(1.3%)	$19,550	$19,248	1.6%

Three Months Ended June 26, 2016 compared to the Three Months Ended June 28, 2015
Advertising Revenues—Total advertising revenues increased 6.9%, or $3.3 million, in the three months ended June 26, 2016. Advertising revenue increases in food and drug stores, furniture, amusements and retail health care, and media categories and contributions from acquisitions were partially offset by decreases in personal services, financial services, movies, advertising agency and car dealerships categories.
Content Revenues—Content revenues decreased 9.4%, or $1.0 million, in the three months ended June 26, 2016, with decreases in content syndication partially offset by increases in digital subscription revenue.
Operating Expenses—Operating expenses increased 12.8%, or $6.3 million, in the three months ended June 26, 2016, due primarily to increases in compensation expense, outside services and depreciation, partially offset by decreases in promotion expense.
Six Months Ended June 26, 2016 compared to the Six Months Ended June 28, 2015
Advertising Revenues—Total advertising revenues increased 5.2%, or $4.9 million in the six months ended June 26, 2016. Advertising increases in food and drug stores, furniture, media categories and contributions from acquisitions were partially offset by decreases in personal services, financial services, movies, advertising agencies and car dealerships categories.
Content Revenues—Content revenues decreased 6.8%, or $1.4 million, in the six months ended June 26, 2016, with decreases in content syndication partially offset by increases in digital subscription revenue.
Operating Expenses—Operating expenses increased 10.1%, or $9.8 million, in the six months ended June 26, 2016, due primarily to increases in corporate allocations, other and depreciation and amortization expenses, partially offset by decreases in promotion expense.
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

	Three Months Ended			Six Months Ended
	June 26, 2016	June 28, 2015	% Change	June 26, 2016	June 28, 2015	% Change
Net income (loss)	$4,056	$3,398	19.4%	$(2,407)	$5,913	*

Income tax expense (benefit)	3,360	1,686	99.3%	(1,049)	3,542	*
Loss on equity investments, net	168	(50)	*	297	7	*
Interest expense, net	6,699	6,331	5.8%	13,443	12,198	10.2%
Reorganization items, net	49	252	(80.6)%	143	853	(83.2%)
Income (loss) from operations	14,332	11,617	23.4%	10,427	22,513	(53.7%)
Depreciation and amortization	14,300	13,149	8.8%	28,424	25,858	9.9%
Restructuring and transaction costs(1)	9,114	12,654	(28.0)%	23,100	17,436	32.5%
Stock-based compensation	2,200	1,471	49.6%	3,819	3,001	27.3%
Employee voluntary separation program	3,564	—	*	11,368	—	*
Gain from termination of post-retirement benefits (2)	—	(650)	*	—	(8,449)	*
Adjusted EBITDA(2)	$43,510	$38,241	13.8%	$77,138	$60,359	27.8%
* Represents positive or negative change in excess of 100%

(1) -
Restructuring and transaction costs include costs related to tronc’s internal restructuring, such as severance and IT outsourcing costs, and transaction costs related to completed and potential acquisitions.

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

Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes that because Adjusted EBITDA excludes (i) certain non-cash expenses (such as depreciation, amortization, stock-based compensation, and gain/loss on equity investments) and (ii) expenses that are not reflective of the Company’s core operating results over time (such as restructuring costs, including the employee voluntary separation program and gain/losses on employee benefit plan terminations, litigation or dispute settlement charges or gains, and transaction-related costs), this measure provides investors with additional useful information to measure the Company’s financial performance, particularly with respect to changes in performance from period to period. The Company’s management uses Adjusted EBITDA (a) as a measure of operating performance; (b) for planning and forecasting in future periods; and (c) in communications with the Company’s Board of Directors concerning the Company’s financial performance. In addition, Adjusted EBITDA, or a similarly calculated measure, is used as the basis for certain financial maintenance covenants that the Company is subject to in connection with certain credit facilities. Since not all companies use identical calculations, the Company’s presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies and should not be used by investors as a substitute or alternative to net income or any measure of financial performance calculated and presented in accordance with U.S. GAAP. Instead, management believes Adjusted EBITDA should be used to supplement the Company’s financial measures derived in accordance with U.S. GAAP to provide a more complete understanding of the trends affecting the business.
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

Liquidity and Capital Resources
The Company believes that its working capital, future cash from operations and access to borrowings under the Senior ABL Facility discussed below will provide adequate resources to fund its operating and financing needs for the foreseeable future. The Company’s access to, and the availability of, financing in the future will be impacted by many factors, including its credit rating, the liquidity of the overall capital markets and the current state of the economy. There can be no assurances that the Company will have access to capital markets on acceptable terms.
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

The table below details the total operating, investing and financing activity cash flows for the six months ended June 26, 2016 and June 28, 2015 (in thousands):

	Six Months Ended
	June 26, 2016	June 28, 2015
Net cash provided by operating activities	$43,358	$38,729
Net cash used for investing activities	(11,561)	(88,020)
Net cash provided by financing activities	97,066	54,342
Net increase in cash	$128,863	$5,051
Cash flow generated from operating activities is tronc’s primary source of liquidity. Net cash provided by operating activities was $43.4 million for the six months ended June 26, 2016, up $4.6 million from $38.7 million for the six months ended June 28, 2015. The increase was primarily driven by favorable changes in working capital in 2016 and the non-cash gain on the postretirement plan amendment recognized in the first quarter of 2015. These increases were partially offset by the 2016 pension contributions and by lower operating results due to the decline in advertising revenues.
Net cash used for investing activities totaled $11.6 million in the six months ended June 26, 2016 and included $1.3 million used to purchase domain names including LA.com and $9.8 million used for capital expenditures, partially offset by $1.2 million provided by a sale of the Company’s interest in Contend. In the six months ended June 28, 2015, net cash used for investing activities totaled $88.0 million and included $67.7 million for the acquisition of The San Diego Union-Tribune and $19.8 million for capital expenditures.
Net cash provided by financing activities totaled $97.1 million in the six months ended June 26, 2016. During the period the Company had net proceeds of $113.3 million from the private placement of 9.9 million shares of common stock, partially offset by $10.5 million used for principal payments on senior debt and $4.9 million used for payment of stockholder dividends. In the six months ended June 28, 2015, net cash provided by financing activities totaled $54.3 million which included proceeds from the issuance of senior debt of $69.0 million, partially offset by $8.8 million in loan payments on senior debt, $4.8 million paid for stockholder dividends and $2.0 million paid for financing costs related to the issuance of senior debt.
2016 Private Placements
On June 1, 2016, the Company completed a $70.5 million private placement, pursuant to which the Company sold to Nant Capital, LLC (“Nant Capital”) 4,700,000 unregistered shares of the Company’s common stock at a purchase price of $15.00 per share. The Company intends to use the $70.4 million net proceeds from the sale to further execute on its growth strategy, including acquisitions and digital initiatives. The shares of common stock acquired by Nant Capital (the “Nant Shares”) are subject to certain lockup provisions that, subject to the terms and conditions set out in the purchase agreement dated May 22, 2016, among the Company, Nant Capital and Dr. Patrick Soon-Shiong (the “Nant Purchase Agreement”) prohibit certain transfers of the Nant Shares for the first three years following the date of issuance and, thereafter, any transfers of the Nant Shares that would result in a transfer of more than 25% of the Nant Shares in any 12-month period. The purchase agreement also includes covenants prohibiting the transfer of shares of the Company’s common stock if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then-outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the Company’s then-existing primary geographical markets. Nant Capital and Dr. Patrick Soon-Shiong, and their respective affiliates, are also prohibited from acquiring additional equity of the Company if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then-outstanding shares of common stock.
In connection with the private placement, Dr. Soon-Shiong was elected to fill a newly-created position on the Company’s Board of Directors and was named non-executive Vice Chairman of the Board as of the date of the Company’s 2016 Annual Meeting of Stockholders on June 2, 2016. The Company granted Dr. Soon-Shiong the right to designate a replacement individual for election as a director at each annual and special meeting of the Company’s stockholders at which directors are to be elected as part of the slate of nominees recommended by the Board, subject to the reasonable prior approval of the Board’s Nominating and Corporate Governance Committee, in the event that Dr. Soon-Shiong is unable to continue to serve as a director. Nant Capital’s right to appoint a replacement director representative will expire upon the occurrence of either (a) the termination of the voting covenants described in the purchase agreement or (b) at such time as

Nant Capital, Dr. Soon-Shiong and their respective affiliates no longer beneficially own at least 75% of the shares originally acquired pursuant to the Nant Purchase Agreement.
On February 3, 2016, the Company completed a $44.4 million private placement, pursuant to which the Company sold to Merrick Media, LLC (“Merrick Media”) 5,220,000 shares of the Company’s common stock at a purchase price of $8.50 per share. The Company intends to use the $42.9 million net proceeds from the sale to execute further on its growth strategy, including acquisitions and digital initiatives. The shares of common stock acquired by Merrick Media (the “Merrick Shares”) are subject to certain lockup provisions that, subject to the terms and conditions set out in the purchase agreement dated February 3, 2016 among the Company, Merrick Media and Michael W. Ferro, Jr. (the “Merrick Purchase Agreement”), prohibit certain transfers of the Shares for the first three years following the date of issuance and, thereafter, any transfers of the Merrick Shares that would result in a transfer of more than 25% of the Merrick Shares purchased under the Merrick Purchase Agreement in any 12-month period.  The Merrick Purchase Agreement also includes covenants prohibiting the transfer of the Merrick Shares if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then-outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the then-existing primary geographical markets. Merrick Media and Mr. Ferro and their respective affiliates, are also prohibited from acquiring additional equity if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then-outstanding shares of common stock.
 In connection with the private placement, Mr. Ferro was elected to fill a newly-created position on the Company’s Board of Directors and was named non-executive Chairman of the Board. The Company granted Merrick Media the right to designate a replacement individual for election as a director at each annual and special meeting of stockholders at which directors are to be elected as part of the slate of nominees recommended by the Board of Directors, subject to the reasonable prior approval of the Board’s Nominating and Corporate Governance Committee, in the event that Mr. Ferro is unable to continue to serve as a director. Merrick Media’s right to appoint a replacement director representative will expire either (a) on the date that Mr. Ferro or his replacement is not nominated for reelection as a director, is removed as a director, or is not reelected as a director if the Company has not recommended his or his replacement’s reelection or (b) at such time as Merrick Media, Mr. Ferro and their respective affiliates no longer beneficially own at least 75% of the shares originally acquired pursuant to the Merrick Purchase Agreement.
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
Employee Reductions
In the fourth quarter of 2015, the Company offered the EVSP, which provided enhanced separation benefits to eligible non-union employees with more than one year of service.  The Company is funding the EVSP ratably over the payout period through salary continuation instead of lump sum severance payments. The salary continuation started in the fourth quarter of 2015 and continues through the first half of 2018. For the three and six months ended June 26, 2016, the Company recorded an additional charge of $1.5 million and $8.9 million, respectively, for related severance, benefits and taxes in connection with the EVSP.
During the first quarter of 2016, the Company began the process to outsource its information technology function (“ITO”). Under the ITO, the Company expects to incur charges from the second quarter of 2016 to the third quarter of 2017 at a total estimated cost of $6.7 million. For the three and six months ended June 26, 2016, the Company recorded a pretax charge of $1.6 million and $2.9 million, respectively, for related retention, severance, benefits and taxes in connection with the ITO.
In addition to the ITO, the Company implemented additional reductions in its staffing levels of 112 positions in the six months ended June 26, 2016 and recorded a pretax charge related to these reductions and executive separations of $8.9 million.

Senior Term Facility
As of June 26, 2016, total principal outstanding under the secured loans (the “Term Loans”) provided for by the credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto dated August 4, 2014 (the “Senior Term Facility”) was $390.2 million. The Term Loans bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. The Term Loans amortize in equal quarterly installments equal to 1.25% of principal amounts borrowed against the Senior Term Facility with the balance payable on the maturity date, August 4, 2021. tronc, Inc, is the borrower under the Senior Term Facility and each of the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of tronc and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. The weighted average interest rate for the variable rate debt is 5.75%. As of June 26, 2016, the unamortized balance of the original issue discount was $3.4 million and the unamortized balance of the debt issuance costs associated with the term loans was $8.3 million. As of June 26, 2016, the Company was in compliance with the covenants of the Senior Term Facility.
Senior ABL Facility
The credit agreement between the Company, Bank of America, N.A., as administrative agent, collateral agent swing line lender and letter of credit issuer and the lenders party thereto dated August 4, 2014 (the “Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits tronc to increase the commitments under the Senior ABL Facility by up to $75.0 million. The Senior ABL Facility bears interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin and will mature on August 4, 2019. tronc, Inc. and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. tronc, Inc. and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. The Senior ABL Facility contains a number of covenants that, among other things, limit the ability of tronc and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. Customary fees are payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. As of June 26, 2016, there were no borrowings under the Senior ABL Facility and $23.5 million of the Senior ABL Facility availability supported outstanding undrawn letters of credit in the same amount.
Letter of Credit Agreement
On August 4, 2014, tronc, formerly Tribune Publishing Company, and JPMorgan Chase Bank, N.A., as letter of credit issuer (the “L/C Issuer”) entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of standby letters of credit of up to a maximum aggregate principal face of $30.0 million. The Letter of Credit Agreement permits tronc, at the sole discretion of L/C Issuer, to request an increase of the amount available to be issued under the Letter of Credit Agreement up to an aggregate maximum face amount of $50.0 million. The Letter of Credit Agreement is scheduled to terminate on August 4, 2019. As of June 26, 2016, a $17.0 million undrawn letter of credit was outstanding against the Letter of Credit Agreement. This letter of credit was collateralized with $17.0 million of cash held in a specified cash collateral account. During the quarter ended September 27, 2015, the Company was notified that an outstanding letter of credit agreement was reduced from $27.5 million to $17.0 million. Accordingly, the Company received $10.5 million from the cash collateral account during the quarter. The specified cash account is required to remain as long as the undrawn letter of credit remains outstanding and is recorded in restricted cash in the Consolidated Balance Sheets.
Critical Accounting Policies
See Note 1 for a description of new accounting standards issued and/or adopted in the six months ended June 26, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 26, 2016, there had been no material changes in the Company’s exposure to market risk from the disclosure included in the annual report on Form 10-K as filed with the SEC on March 14, 2016.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”)) under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)), as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that, as of June 26, 2016, due to the material weaknesses in internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 27, 2015 (the “Management Internal Controls Report”), the Company’s disclosure controls and procedures were not effective.
Notwithstanding the material weaknesses noted above, the Company’s principal executive officer and the principal financial officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows as of the period ends, and for each of the periods presented in this report.
During the six months ended June 26, 2016, except as discussed below and pertaining to the remediation of identified material weaknesses, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Internal Control over Financial Reporting
In response to the identified material weaknesses, management has identified several enhancements to the Company’s internal control over financial reporting to remediate the material weaknesses discussed in the Management Internal Controls Report. These ongoing efforts include the following:

•
appointment of an executive over the Corporate Compliance function to lead management’s efforts related to effective control design, documentation and implementation, as well as remediate ineffective controls;

•	enhancement of the documentation process for our preprint advertising forecasting;

•	the Company has formalized the process for single copy rate changes to ensure compliance with contractual rates and maintenance of supporting documentation;

•	modification of the Company’s processes and controls over advertising insert variance analyses to ensure the appropriate controls are in place to address the associated risks;

•
commencement of the implementation of a more robust sales and commission calculation, authorization and monitoring process, incorporating increased automation and eliminating many manual processes; and

•	implementation of a more controlled repository for retaining evidence.
Although management believes the Company has made improvements in these areas, additional efforts are necessary to remediate the material weaknesses. To further address the material weaknesses, the Company has begun to, among other things:

•	provide training and guidance throughout the year to re-educate control owners about control owner accountability and retaining required supporting control documentation;

•
continue to enhance overall monitoring of SOX compliance throughout the organization and more effectively integrate the controls into the day-to-day business operations while ensuring the associated risks are appropriately mitigated;

•	enhance processes to ensure supporting documentation for all circulation rate changes is properly maintained; and

•	streamline the Company’s commission and sales bonus plans to limit the number of different plans and enhance control thereof.

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
Stockholder Derivative Lawsuits
On June 1, 2016, Capital Structures Realty Advisors LLC, which purports to be a stockholder in the Company, filed a derivative lawsuit in the Delaware Court of Chancery against the members of the Company’s Board of Directors as of June 1, 2016, Dr. Patrick Soon-Shiong and Nant Capital LLC (“Nant Capital”). The complaint has named the Company as a nominal defendant.  The complaint alleges in relevant part that the Board breached its fiduciary duties by “refusing to negotiate with Gannett in good faith” and by “going forward with the stock sale” to Dr. Soon-Shiong and Nant Capital.  The complaint further alleges that Nant Capital and Dr. Soon-Shiong aided and abetted the Board’s breaches of fiduciary duty.  On June 6, 2016, a second derivative complaint was filed in the Delaware Court of Chancery by Monroe County Employees Retirement System, which purports to be a stockholder in the Company.  On June 15, 2016, a third, mirror image, derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named John Solak, who purports to be a stockholder in the Company.  All three cases were consolidated on June 17, 2016, under the caption In re Tribune Publishing Co. Stockholder Litigation, Consolidated C.A. No. 12401-VCS.  On June 20, 2016, a fourth, mirror image derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named B.W. Tomasino, who purports to be a stockholder in the Company.  That case was consolidated with the other three derivative cases on July 7, 2016.  The plaintiffs seek equitable and injunctive relief, including, without limitation, rescission of the stock sale to Dr. Patrick Soon-Shiong and Nant Capital, implementation of a special committee to consider Gannett and any other offer for the Company, money damages, and costs and disbursements, and such other relief deemed just and proper. The consolidated case is pending before Vice Chancellor Slights.
Pursuant to a scheduling stipulation between the parties, which has been approved by the court, plaintiffs will have until September 6, 2016 to file a consolidated complaint. The defendants will have 30 days from the date of the consolidated complaint to move, answer or otherwise respond to the complaint.  The defendants deny any and all allegations of wrongdoing and intend to defend vigorously against the lawsuits.  Due to the inherent uncertainty in litigation, however, the Company can provide no assurance as to the outcome of the matter or reasonably estimate a range of possible loss at this time.  Additionally, the Company maintains liability insurance for its directors and officers, which we expect to provide coverage for this litigation; however, there can be no guarantees as to coverage or whether any such policies will be adequate to cover all costs associated with this litigation.
Tribune Company Bankruptcy
On December 31, 2012, Tribune Media Company, formerly Tribune Company (“TCO”), and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) that had filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. Certain of the legal entities included in the Consolidated Financial Statements of tronc were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors.

On April 12, 2012, the Debtors, the official committee of unsecured creditors and creditors under certain TCO prepetition debt facilities filed the Plan with the Bankruptcy Court. On July 23, 2012, the Bankruptcy Court issued the Confirmation Order. Several notices of appeal of the Confirmation Order were filed. The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court, including the settlement of certain claims and causes of action related to the Leveraged ESOP Transactions that was embodied in the Plan. There is currently no stay of the Confirmation Order in place pending resolution of the confirmation-related appeals. In January 2013, TCO filed a motion before the Delaware District Court to dismiss the appeals as equitably moot, based on the substantial consummation of the Plan. On June 18, 2014 the Delaware District Court entered an order granting in part and denying in part the motion to dismiss. On July 16, 2014, notices of appeal of the Delaware District Court’s order were filed with the U.S. Court of Appeals for the Third Circuit by Aurelius, Law Debenture, and Deutsche Bank. On August 19, 2015, the Third Circuit affirmed the Delaware District Court’s dismissal of Aurelius’s appeal of the Confirmation Order. The Third Circuit, however, reversed the Delaware District Court’s dismissal of Law Debenture’s and Deutsche Bank’s appeals of the Confirmation Order, and remanded those appeals for further proceedings on the merits. On September 11, 2015, the Third Circuit denied Aurelius’s petition for en banc review of the court’s decision and on January 11, 2016, Aurelius filed a petition for writ of certiorari to the U.S. Supreme Court. That petition was denied on March 31, 2016.
On March 16, 2015, July 24, 2015, and May 11, 2016, the Bankruptcy Court entered final decrees collectively closing 104 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 cases, including one of the tronc Debtors’ cases, have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, the Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods.
The Company does not believe that any matters or proceedings presently pending will have a material adverse effect, individually or in the aggregate, on our consolidated financial position, results of operations or liquidity. However, legal matters and proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. As such, there can be no assurance that the final outcome of these matters and proceedings will not materially and adversely affect our consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors
In addition to the other information in this report, you should carefully consider the discussion under “Risk Factors” in Item 1A. as filed in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2016. We have described in the Company’s Annual Report on Form 10-K the primary risks related to our business and securities, and we periodically update those risks for material developments. We are providing below, in supplemental form, the material changes to the Company’s risk factors that occurred during the past quarter. The risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2015, provide additional disclosure and context for these supplemental risks and are incorporated herein by reference.
Risks Relating to Our Business
We and members of our board of directors and certain of their affiliates have been named as defendants in stockholder derivative lawsuits, and could be named in additional related litigation, all of which may require significant management time and attention, and result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition.
On June 1, 2016, Capital Structures Realty Advisors LLC, which purports to be a stockholder in the Company, filed a derivative lawsuit in the Delaware Court of Chancery against the members of the Company’s Board of Directors as of June 1, 2016, Dr. Patrick Soon-Shiong and Nant Capital LLC (“Nant Capital”).  The complaint has named the Company as a nominal defendant. The complaint alleges in relevant part that the Board breached its fiduciary duties by “refusing to negotiate with Gannett in good faith” and by “going forward with the stock sale” to Dr. Soon-Shiong and Nant Capital.  The complaint further alleges that Nant Capital and Dr. Soon-Shiong aided and abetted the Board’s breaches of fiduciary duty.  On June 6, 2016, a second derivative complaint was filed in the Delaware Court of Chancery by Monroe County Employees Retirement System, which purports to be a stockholder in the Company.  On June 15, 2016, a third, mirror image, derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named John Solak, who purports to be a stockholder in the Company.  All three cases were consolidated on June 17, 2016, under the caption In re Tribune Publishing Co. Stockholder Litigation, Consolidated C.A. No. 12401-VCS.  On June 20, 2016, a fourth, mirror image derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named B.W. Tomasino, who purports to be a stockholder in the Company.  That case was consolidated with the other three derivative cases on July 7, 2016.  The plaintiffs seek equitable and injunctive relief, including, without limitation, rescission of the stock sale to Dr. Patrick Soon-Shiong and Nant Capital, implementation of a special committee to consider Gannett and any other offer for the Company, money damages, and costs and disbursements, and such other relief deemed just and proper. The consolidated case is pending before Vice Chancellor Slights.
Pursuant to a scheduling stipulation between the parties, which has been approved by the court, plaintiffs will have until September 6, 2016 to file a consolidated complaint. The defendants will have 30 days from the date of the consolidated complaint to move, answer or otherwise respond to the complaint.  The defendants deny any and all allegations of wrongdoing and intend to defend vigorously against the lawsuits.
Due to the inherent uncertainty in litigation, the Company can provide no assurance as to the outcome of the consolidated lawsuit or reasonably estimate a range of possible loss at this time.  Additionally, the Company maintains liability insurance for its directors and officers, which we expect to provide coverage for this litigation. However, there is no assurance that the Company will be successful in its defense of the consolidated lawsuit, and there is no assurance that the Company’s insurance coverage will be sufficient or that the Company’s insurance carriers will cover all claims in that litigation.
If we are not successful in our defense of the claims asserted in the consolidated lawsuit and those claims are not covered by insurance or exceed our insurance coverage, we may have to pay damage awards, indemnify our officers and directors from damage awards that may be entered against them and pay the costs and expenses incurred in defense of, or in any settlement of, such claims. Any such payments or settlement arrangements could be significant and have a material adverse effect on our business, financial condition, results of operations, or cash flows if the claims are not covered by our insurance carriers or if damages exceed the limits of our insurance coverage. Furthermore, regardless of the outcome of these claims, defending the litigation itself could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, financial condition and ability to finance our operations.
We are conducting strategic and branding initiatives which may involve substantial costs and may not achieve intended results.
Since the beginning of 2016, we have undertaken strategic and organizational changes focused on executing a content-first strategy centered on using innovative technology to leverage our valuable content and distribution channels. Effective June 20, 2016, we changed our name to “tronc, Inc.” and transferred our common stock listing from the New York Stock Exchange to The Nasdaq Global Select Market. As a result, we have incurred, and expect to incur, substantial costs in connection with our strategic and organizational changes and branding. These efforts may not achieve their intended results. These efforts also could turn out to be substantially more expensive than we currently anticipate, which would materially adversely affect our results of operations. Additionally, changing our name may diminish brand awareness or status among current customers and adversely affect our ability to attract new customers, which would negatively our business, financial condition, results of operations and cash flows.
Our ability to operate effectively could be impaired if we fail to attract, integrate and retain our senior management team.
We have, since the beginning of 2016, restructured our senior management, including appointing a new non-executive chairman and hiring a new chief executive officer, a new chief financial officer and a new chief technology officer. Our success depends, in part, upon the services of our senior management team. If we are unable to assimilate these new senior managers, if they fail to perform effectively, if we are unable to retain them, or if we are unable to attract additional qualified senior managers as needed, our strategic initiatives could be adversely impacted which could adversely affect our business, financial condition and results of operations.

Risks Relating to our Common Stock and the Securities Market
Certain provisions of our certificate of incorporation, by-laws, stockholders’ rights plan, the agreements relating to the Distribution, and Delaware law may discourage takeovers.
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
Under the tax matters agreement, we have agreed to indemnify TCO for certain tax related matters, and we may be unable to take certain actions after the Distribution. See in our Form 10-K “Risks Relating to the Distribution.” In addition, the agreements relating to the Distribution, including the separation and distribution agreement, the tax matters agreement, the employee matters agreement and the transition services agreement, cover specified indemnification and other matters that may arise after the Distribution. These agreements may have the effect of discouraging or preventing an acquisition of us or a disposition of our business.
On May 9, 2016, we adopted a shareholder rights plan and declared a distribution to our stockholders of one preferred share purchase right for each outstanding share of common stock. Generally, the shareholder rights plan provides that if a person or group acquires 20% or more of our outstanding shares of common stock, subject to certain exceptions and under certain circumstances, the rights may be exchanged by us for common stock or the holders of the rights, other than the acquiring person or group, could acquire additional shares of our common stock at a significant discount from then current market price. The rights may substantially dilute the stock ownership of a person or group attempting to take over the Company without the approval of our Board of Directors, and the shareholder rights plan could make it more difficult for a third-party to acquire our company or a significant percentage of our outstanding shares of common stock without first negotiating with our Board of Directors.
Concentration of ownership among our existing directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
As of August 3, 2016, Merrick Media owned approximately 14.3% of our common stock, and Nant Capital, together with Dr. Patrick Soon-Shiong, owned approximately 14.03% of our common stock. Michael W. Ferro, Jr., the non-executive chairman of our Board of Directors, is the sole managing member of Merrick Venture Management LLC, which is the sole manager of Merrick Media. Dr. Patrick Soon-Shiong, the non-executive vice chairman of our Board of Directors, is the indirect sole owner of Nant Capital. Subject to certain restrictions and covenants set forth in the purchase agreements pursuant to which their respective shares were acquired, Merrick Media and Nant Capital and their affiliates may be able to significantly influence matters requiring approval of stockholders, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. The directors elected by these stockholders are able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This influence may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest. In addition, our certificate of incorporation, as amended, provides that the provisions of Section 203 of the Delaware General Corporate Law, which relate to business combinations with interested stockholders, do not apply to us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In August 2015, our Board of Directors authorized $30 million to be used for stock repurchases for 24 months from the date of authorization. No repurchases were made in the three months ended June 26, 2016, and the Company has $28.6 million of remaining authorization under the stock repurchase plan as of June 26, 2016.
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
Exhibit                Description
Number

3.1*	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 8-A filed on June 17, 2016 (File No. 001-36230)).

3.2*	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 8-A filed on June 17, 2016 (File No. 001-36230)).

3.3*
Certificate of Designation of Series A Preferred Stock of Tribune Publishing Company (now known as tronc, Inc.) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 9, 2016).

4.1*
Rights Agreement, dated as of May 9, 2016, by and between Tribune Publishing Company (now known as tronc, Inc.) and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 9, 2016).

10.1*
Securities Purchase Agreement, by and among Tribune Publishing Company (now known as tronc, Inc.), Nant Capital, LLC and Dr. Patrick Soon-Shiong, dated as of May 22, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 23, 2016).

10.2*
Registration Rights Agreement, by and between Tribune Publishing Company (now known as tronc, Inc.) and Nant Capital, LLC, dated as of May 22, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 23, 2016).

10.3~	tronc, Inc. 2014 Omnibus Incentive Plan, as amended

10.4~	Form of Stock Option Agreement (Employee Form)

10.5~	Form of Restricted Stock Unit Award Agreement (Employee Form)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIBUNE PUBLISHING COMPANY

August 5, 2016	By:	/s/ Terry Jimenez
Terry Jimenez
(Chief Financial Officer and Principal Accounting Officer)