Form 10-Q
period 2016-09-25
tronc, Inc.
filed 2016-11-02
CIK 1593195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 25, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
TRONC, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

435 North Michigan Avenue
Chicago Illinois	60611
(Address of principal executive offices)	(Zip code)
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

Large accelerated filer ____	Accelerated filer X
Non-accelerated filer ____	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2016
Common Stock, $0.01 par value	36,428,232

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The statements contained in this Quarterly Report on Form 10-Q, as well as the information contained in the notes to our Consolidated Financial Statements, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based largely on our current expectations and reflect various estimates and assumptions by us. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in such forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond our control, include: competition and other economic conditions including fragmentation of the media landscape and competition from other media alternatives; changes in advertising demand, circulation levels and audience shares; our ability to develop and grow our online businesses; our success in implementing expense mitigation efforts; our success in implementing our strategic and branding initiatives; our reliance on revenue from printing and distributing third-party publications; changes in newsprint prices; macroeconomic trends and conditions; our ability to adapt to technological changes; our ability to realize benefits or synergies from acquisitions or divestitures or to operate our businesses effectively following acquisitions or divestitures; our reliance on third-party vendors for various services; adverse results from litigation, such as the stockholder derivative lawsuits, governmental investigations or tax-related proceedings or audits; our ability to attract, integrate and retain our senior management team and employees; our ability to satisfy pension and other postretirement employee benefit obligations; changes in accounting standards; the effect of labor strikes, lockouts and labor negotiations; regulatory and judicial rulings; our indebtedness and ability to comply with debt covenants applicable to our debt facilities; our ability to satisfy future capital and liquidity requirements; our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms; and other events beyond our control that may result in unexpected adverse operating results. For more information about these and other risks, see “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2016, and in our other filings with the Securities and Exchange Commission, including in Part II, Item 1A of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016.
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

PART I.
Item 1.    Financial Statements
TRONC, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015

Operating revenues	$378,236	$405,668	$1,180,956	$1,215,963

Operating expenses:
Compensation	140,760	157,783	453,353	463,398
Newsprint and ink	25,101	29,096	77,174	91,835
Outside services	118,060	127,513	368,733	373,308
Other operating expenses	79,104	84,541	227,634	232,316
Depreciation and amortization	14,375	14,303	42,799	40,161
Total operating expenses	377,400	413,236	1,169,693	1,201,018

Income (loss) from operations	836	(7,568)	11,263	14,945
Loss on equity investments, net	(190)	(535)	(487)	(542)
Interest expense, net	(6,673)	(6,923)	(20,116)	(19,121)
Reorganization items, net	(93)	80	(236)	(773)
Loss before income taxes	(6,120)	(14,946)	(9,576)	(5,491)
Income tax expense (benefit)	4,352	(6,345)	3,303	(2,803)
Net loss	$(10,472)	$(8,601)	$(12,879)	$(2,688)

Net loss per common share:
Basic	$(0.29)	$(0.33)	$(0.39)	$(0.10)
Diluted	$(0.29)	$(0.33)	$(0.39)	$(0.10)

Weighted average shares outstanding:
Basic	36,415	26,321	32,908	25,908
Diluted	36,415	26,321	32,908	25,908

Dividends declared per common share:	$—	$0.175	$—	$0.525

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net loss	$(10,472)	$(8,601)	$(12,879)	$(2,688)
Other comprehensive income (loss), net of taxes:
Unrecognized benefit plan gains (losses):
Amortization of actuarial losses (gains) to periodic pension cost during the period, net of taxes of ($173), ($518), $82 and ($1,323), respectively	(266)	(792)	126	(2,026)
Foreign currency translation	2	26	3	(13)
Other comprehensive income (loss), net of taxes	(264)	(766)	129	(2,039)
Comprehensive loss	$(10,736)	$(9,367)	$(12,750)	$(4,727)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 25, 2016	December 27, 2015
Assets
Current assets
Cash	$187,125	$40,832
Accounts receivable (net of allowances of $17,027 and $17,590)	185,271	240,813
Inventories	12,844	13,688
Prepaid expenses and other	19,624	16,824
Total current assets	404,864	312,157

Property, plant and equipment
Machinery, equipment and furniture	248,172	240,393
Buildings and leasehold improvements	12,776	7,377
	260,948	247,770
Accumulated depreciation	(134,903)	(108,393)
	126,045	139,377
Advance payments on property, plant and equipment	3,948	5,162
Property, plant and equipment, net	129,993	144,539

Other assets
Goodwill	116,331	123,992
Intangible assets, net	134,952	133,862
Investments	3,855	3,677
Deferred income taxes	64,750	81,540
Restricted cash	—	17,003
Other long-term assets	17,793	16,196
Total other assets	337,681	376,270

Total assets	$872,538	$832,966

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except per share data)
(Unaudited)

	September 25, 2016	December 27, 2015
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$21,608	$21,826
Accounts payable	64,311	80,881
Employee compensation and benefits	84,393	97,717
Deferred revenue	77,020	81,682
Other current liabilities	19,022	31,324
Total current liabilities	266,354	313,430

Non-current liabilities
Long-term debt	353,962	367,847
Deferred revenue	5,330	6,960
Pension and postretirement benefits payable	96,495	109,159
Other obligations	59,361	49,968
Total non-current liabilities	515,148	533,934

Stockholders’ equity (deficit)
Preferred stock, $.01 par value. Authorized 30,000 shares; no shares issued or outstanding at September 25, 2016 and December 27, 2015	—	—
Common stock, $.01 par value. Authorized 300,000 shares, 36,549 shares issued and 36,428 shares outstanding at September 25, 2016; 26,357 shares issued and 26,236 shares outstanding at December 27, 2015	365	264
Additional paid-in capital	137,199	19,251
Accumulated deficit	(41,383)	(28,639)
Accumulated other comprehensive loss	(3,777)	(3,906)
Treasury stock, at cost - 121 shares at September 25, 2016 and December 27, 2015	(1,368)	(1,368)
Total stockholders’ equity (deficit)	91,036	(14,398)

Total liabilities and stockholders’ equity	$872,538	$832,966

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Treasury	Total Equity
	Shares	Amount	Capital	Deficit	Loss	Stock	(Deficit)
Balance at December 27, 2015	26,356,947	$264	$19,251	$(28,639)	$(3,906)	(1,368)	$(14,398)
Comprehensive income (loss)	—	—	—	(12,879)	129	—	(12,750)
Dividends declared to common stockholders	—	—	—	135	—	—	135
Issuance of stock from restricted stock unit conversions	257,806	2	(2)	—	—	—	—
Exercise of stock options	14,647	—	205	—	—	—	205
Issuance of common stock	9,920,000	99	113,219	—	—	—	113,318
Excess tax expense from long-term incentive plan	—	—	(653)	—	—	—	(653)
Share-based compensation	—	—	6,000	—	—	—	6,000
Withholding for taxes on restricted stock unit conversions	—	—	(821)	—	—	—	(821)
Balance at September 25, 2016	36,549,400	$365	$137,199	$(41,383)	$(3,777)	$(1,368)	$91,036

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 25, 2016	September 27, 2015
Operating Activities
Net loss	$(12,879)	$(2,688)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,799	40,161
Allowance for bad debt	8,278	6,178
Stock compensation expense	6,000	5,060
Withholding for taxes on RSU vesting	(821)	(1,836)
Gain on postretirement plan amendment	—	(7,799)
Other non-cash	2,780	549
Changes in working capital items, excluding acquisitions:
Accounts receivable, net	47,279	42,878
Prepaid expenses, inventories and other current assets	(1,043)	12,919
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	(39,367)	(37,627)
Pension contribution	(8,856)	(1,840)
Non-current deferred revenue	(1,629)	(1,358)
Deferred income taxes	16,708	6,986
Postretirement medical, life and other benefits	(1,974)	(1,936)
Other, net	(1,801)	1,680
Net cash provided by operating activities	55,474	61,327

Investing Activities
Capital expenditures	(15,893)	(27,487)
Acquisitions	—	(67,825)
Restricted cash	17,003	10,504
Other, net	(1,826)	(756)
Net cash used for investing activities	$(716)	$(85,564)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)

	Nine Months Ended
	September 25, 2016	September 27, 2015
Financing Activities
Proceeds from issuance of common stock	$113,318	$—
Proceeds from issuance of debt	—	68,950
Purchase of treasury stock	—	(1,368)
Payment of debt issuance costs	—	(2,741)
Repayment of long-term debt	(15,817)	(14,433)
Net proceeds from revolving debt	—	10,000
Repayment of revolving debt	—	(10,000)
Dividends paid to common stockholders	(4,851)	(9,148)
Repayments of capital lease obligations	(667)	—
Proceeds from exercise of stock options	205	281
Excess tax benefits (expense) realized from exercise of stock-based awards	(653)	672
Net cash provided by financing activities	91,535	42,213

Net increase in cash	146,293	17,976
Cash, beginning of period	40,832	36,675
Cash, end of period	$187,125	$54,651

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—tronc, Inc., formerly Tribune Publishing Company, and its subsidiaries (collectively, the “Company” or “tronc”) comprise a diversified media and marketing-solutions company that delivers innovative experiences for audiences and advertisers across all platforms. The Company’s diverse portfolio of iconic news and information brands includes 11 award-winning major daily titles, more than 60 digital properties and more than 180 verticals in markets including Los Angeles and San Diego, Ca.; Chicago, Il.; South Florida; Orlando, Fl.; Baltimore, Carroll County and Annapolis, Md.; Hartford, Ct.; Allentown, Pa., and Newport News, Va.  tronc also offers an array of customized marketing solutions, and operates a number of niche products, including Hoy and El Sentinel, making tronc the country’s largest Spanish-language publisher.
Fiscal Periods—The Company’s fiscal year ends on the last Sunday in December. Fiscal year 2016 ends on December 25, 2016 and fiscal year 2015 ended on December 27, 2015; both fiscal years are 52-week years with 13 weeks in each quarter.
Basis of Presentation—The accompanying unaudited Consolidated Financial Statements and notes of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of tronc as of September 25, 2016 and December 27, 2015, the results of operations for the three and nine months ended September 25, 2016 and September 27, 2015 and the cash flows for the nine months ended September 25, 2016 and September 27, 2015. This includes all normal and recurring adjustments and elimination of intercompany transactions. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to current period classifications. The year-end Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
The Company assesses its operating segments in accordance with ASC Topic 280, “Segment Reporting.” In the three months ended June 26, 2016, the Company realigned under its new management team into two distinct segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when sold with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local websites and mobile applications, digital only subscriptions, as well as Tribune Content Agency (“TCA”) and Forsalebyowner.com (“FSBO”). The segregation of the digital business in troncX triggered an evaluation of the Company’s operating and reportable segments in the second quarter of fiscal 2016. Prior to the second quarter of fiscal 2016, tronc was managed by its chief operating decision maker, as defined by ASC Topic 280, as one business and one reportable segment. Beginning with the second quarter of fiscal 2016, tronc began managing its business as two distinct segments and, accordingly, has revised its segment reporting to two reportable segments. The prior periods have been restated to reflect the change in reportable segments. See Note 17 for additional segment information.
New Accounting Standards—In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Topic 230, Statement of Cash Flows, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating how the adoption of this standard will impact the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Topic 718, Compensation—Stock Compensation. This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company is currently assessing how the adoption of this standard will impact the Company’s results of operations, financial condition or cash flows.

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
In May 2014, the FASB issued ASU 2014-09, Topic 606, Revenue from Contracts with Customers and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively. The new standard supersedes a majority of existing revenue recognition guidance under U.S. GAAP, and requires a company to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. ASU 2014-09 allows for either a “full retrospective” adoption or a “modified retrospective” adoption. The amended effective date of ASU 2014-09 is for reporting periods beginning after December 15, 2017. Companies are permitted to voluntarily adopt the new standard as of the original effective date which was reporting periods beginning after December 15, 2016. The Company expects to adopt this standard on January 1, 2018. The Company is currently evaluating the revenue recognition impact this guidance will have once implemented and the implementation approach to be used.
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
On April 12, 2012, the Debtors and the official committee of unsecured creditors and creditors under certain TCO prepetition debt facilities filed the Plan with the Bankruptcy Court. On July 23, 2012, the Bankruptcy Court issued the Confirmation Order. Several notices of appeal of the Confirmation Order were filed. The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court, including the settlement of certain claims and causes of action related to the Leveraged ESOP Transactions that was embodied in the Plan. There is currently no stay of the Confirmation Order in place pending resolution of the confirmation-related appeals. In January 2013, TCO filed a motion before the Delaware District Court to dismiss the appeals as equitably moot, based on the substantial consummation of the Plan. On June 18, 2014, the Delaware District Court entered an order granting in part and denying in part the motion to dismiss. On July 16, 2014, notices of appeal of the Delaware District Court’s order were filed with the U.S. Court of Appeals for the Third Circuit by Aurelius, Law Debenture, and Deutsche Bank. On August 19, 2015, the Third Circuit affirmed the Delaware District Court’s dismissal of Aurelius’s appeal of the Confirmation Order. The

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Third Circuit, however, reversed the Delaware District Court’s dismissal of Law Debenture’s and Deutsche Bank’s appeals of the Confirmation Order, and remanded those appeals for further proceedings on the merits. On September 11, 2015, the Third Circuit denied Aurelius’s petition for en banc review of the court’s decision and on January 11, 2016, Aurelius filed a petition for writ of certiorari to the U.S. Supreme Court. That petition was denied on March 31, 2016.
Prior to December 27, 2015, the Chapter 11 estates of 96 of the Debtors were closed by a final decree issued by the Bankruptcy Court. On May 11, 2016, the Chapter 11 estates of 8 more of the Debtors were closed by a final decree issued by the Bankruptcy Court. On August 12, 2016, the Chapter 11 estates of 2 more of the Debtors, including the last one of the tronc Debtors’ cases, were closed by a final decree issued by the Bankruptcy Court. The remaining Chapter 11 cases relate to Debtors and successor legal entities that are subsidiaries of TCO and the cases continue to be administered under the caption “In re: Tribune Media Company, et al.,” Case No 08-13141.
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
Specifically identifiable reorganization provisions, adjustments and other costs directly related to the Company have been included in the Company’s Consolidated Statements of Income (Loss) for the three and nine months ended September 25, 2016 and September 27, 2015 and consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Reorganization costs, net:
Contract rejections and claim settlements	(75)	—	(75)	(15)
Other, net	(18)	80	(161)	(758)
Total reorganization costs, net	$(93)	$80	$(236)	$(773)
The Company expects to incur certain expenses pertaining to the resolution of an unresolved claim in the Chapter 11 proceedings throughout 2016 and potentially in future periods.
NOTE 3: CHANGES IN OPERATIONS
Employee Reductions—In the fourth quarter of 2015, the Company offered an Employee Voluntary Separation Program (“EVSP”), which provided enhanced separation benefits to eligible non-union employees with more than one year of service.  The Company is funding the EVSP ratably over the payout period through salary continuation instead of lump sum severance payments. The salary continuation started in the fourth quarter of 2015 and continues through the first half of 2018. For the three and nine months ended September 25, 2016, the Company recorded an additional charge of $0.8 million and $9.7 million, respectively, for related severance, benefits and taxes in connection with the EVSP.
During the first quarter of 2016, the Company began the process to outsource its information technology function (“ITO”). The Company recorded a pretax charge of $1.5 million and $4.4 million for the three and nine months ended September 25, 2016, respectively, for severance, benefits and taxes in connection with the ITO, and expects a total estimated cost of $7.0 million.
In addition to the ITO, the Company implemented additional reductions of 56 and 168 positions in the three and nine months ended September 25, 2016, respectively, and recorded a pretax charge related to these reductions and executive separations of $1.5 million and $10.4 million, respectively.
The Company identified reductions in its staffing levels of 24 and 298 in the three and nine months ended September 27, 2015, respectively. The Company recorded pretax charges related to these reductions of $2.8 million and $6.2 million for the three and nine months ended September 27, 2015, respectively.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of the activity with respect to the Company’s severance accrual for the nine months ended September 25, 2016 is as follows (in thousands):

Balance at December 27, 2015	$43,737
Provision	24,499
Payments	(45,495)
Balance at September 25, 2016	$22,741
Charges for severance and related expenses are included in compensation expense in the accompanying Consolidated Statements of Income (Loss).
Lease Abandonment—In the third quarter of 2016, the Company permanently vacated approximately 200,000 sq. ft. of office space in the Chicago Tribune and Los Angeles Times buildings and took a charge of $8.5 million related to the abandonment. These charges are included in other operating expenses in the accompanying Consolidated Statements of Income (Loss).
NOTE 4: RELATED PARTY TRANSACTIONS
Aircraft Dry Sublease
One of the Company’s subsidiaries, Tribune Publishing Company, LLC (“TPC”), entered into an Aircraft Dry Sublease Agreement, which became effective as of February 4, 2016, with Merrick Ventures, LLC (“Merrick Ventures”). Michael W. Ferro, Jr., the non-executive Chairman of the Company’s Board of Directors, is chairman and chief executive officer of Merrick Ventures. Under the agreement, TPC has subleased on a non-exclusive basis, a Bombardier aircraft leased by Merrick Ventures, at a cost, including TPC’s proportionate share of the insurance premiums and maintenance expenses, of $8,500 per flight hour flown. TPC also is responsible for charges attributable to the operation of the aircraft by TPC during the lease term. The initial term of the sublease is one year, which term automatically will be renewed on an annual basis. Either party may terminate the agreement upon 30 days written notice to the other. During the three and nine months ended September 25, 2016, the Company incurred $0.8 million and $2.1 million, respectively, related to the aircraft sublease, of which $1.1 million has been reimbursed to Merrick Ventures and $0.2 million has been paid to an outside party for pilot services.
Aggrego Agreement
On March 2, 2016, the Company entered into a Memorandum of Understanding with Aggrego Services, LLC (“Aggrego”) to place widgets on the Company’s publication websites which link to related content on Aggrego’s websites, and to allocate a defined percentage of the revenue received from advertising relating to such content to the Company. The Company paid Aggrego $0.4 million at inception of the agreement. Wrapports, LLC owns over 50% of Aggrego. Mr. Ferro, through Merrick Ventures, was a significant interest holder and served as non-executive chairman of Wrapports, LLC. On March 10, 2016, Merrick Media, LLC and Merrick Ventures divested their ownership interests in Wrapports, LLC. As a result, the agreement with Aggrego is not considered a related party transaction after March 10, 2016. See Note 8 for more information related to this agreement.
Nant Capital, LLC
In connection with the private placement described in Note 14, the Company entered into a term sheet with NantWorks, LLC for a co-exclusive, non-transferable, fee-bearing license pursuant to which the Company will receive access to over 100 machine vision and artificial intelligence technology patents for news media applications as well as access to and use of studio space made available by NantStudio, LLC, a subsidiary of NantWorks, LLC. Under the term sheet, the Company will issue to NantStudio, LLC 333,333 shares of common stock and will be entitled to retain the first $80 million in revenues derived from the licensed patents royalty free, after which the Company will pay to NantWorks a 6% royalty on subsequent revenues. There can be no assurance that the terms described in the term sheet will ultimately be reflected in binding, definitive agreements.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
During the second quarter 2016, the Company completed the determination of the fair value of the intangible assets and liabilities. As a result, the fair value for the intangible assets for subscriber relationships was increased by $8.0 million from the original value of $9.3 million to $17.3 million. A corresponding decrease in goodwill was also recorded, adjusting goodwill from the original value of $82.3 million to $74.3 million. The cumulative impact of the change on amortization expense is not material.
Other
In June 2016, the Company purchased the Pacific Magazine for approximately $0.6 million, and has classified $0.3 million of this purchase as an intangible asset.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6: INVENTORIES
Inventories consisted of the following (in thousands):

	As of
	September 25, 2016	December 27, 2015
Newsprint	$12,299	$13,301
Supplies and other	545	387
Total inventories	$12,844	$13,688
Inventories are stated at the lower of cost and net realizable value determined using the first-in, first-out (“FIFO”) basis for all inventories.
NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS
In accordance with Accounting Standards Codification (“ASC”) Topic No. 350, “Intangibles-Goodwill and Other” (“ASC Topic 350”), the Company conducts an annual impairment review of its goodwill and other indefinite-lived intangible assets during the fourth quarter. The impairment review includes a comparison of estimated fair values to book values at the reporting unit level and must be performed annually or more frequently if significant changes in circumstances (“triggering events”) indicate that an asset might be impaired.
During the second quarter 2016, the Company realigned under its new management team into two distinct segments: troncM and troncX. As part of the re-segmentation, the Company determined that the nine media groups and the four digital businesses are the reporting units at which goodwill will be evaluated. See Note 17 for additional segment information.
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
Based on the assessments performed, the estimated fair value of all of the Company’s reporting units exceeded their carrying amounts.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Goodwill and other intangible assets at September 25, 2016 and December 27, 2015 consisted of the following (in thousands):

	September 25, 2016			December 27, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Subscribers (useful life of 2 to 10 years)	$25,814	$(6,488)	$19,326	$17,819	$(4,081)	$13,738
Advertiser relationships (useful life of 2 to 13 years)	44,271	(10,884)	33,387	43,937	(7,863)	36,074
Affiliate agreements (useful life of 4 years)	11,929	(11,183)	746	12,361	(9,415)	2,946
Tradenames (useful life of 20 years)	15,100	(1,627)	13,473	15,100	(1,063)	14,037
Other (useful life of 1 to 20 years)	5,541	(1,825)	3,716	5,540	(1,477)	4,063
Total intangible assets subject to amortization	$102,655	$(32,007)	$70,648	$94,757	$(23,899)	$70,858

Goodwill and other intangible assets not subject to amortization
Goodwill			116,331			123,992
Newspaper mastheads and other intangible assets not subject to amortization			64,304			63,004
Total goodwill and other intangible assets			$251,283			$257,854
The changes in the carrying amounts of intangible assets not subject to amortization during the nine months ended September 25, 2016 were as follows (in thousands):

Other intangible assets not subject to amortization
Balance at December 27, 2015	$63,004
Purchases	1,300
Balance at September 25, 2016	$64,304
In February 2016, the Company purchased the domain name LA.com for $1.2 million and has classified this purchase as an indefinite-lived intangible asset.
NOTE 8: INVESTMENTS
Investments consist of equity method investments in private companies totaling $3.9 million and $3.7 million at September 25, 2016 and December 27, 2015, respectively:

	% Owned
Company	September 25, 2016	December 27, 2015
CIPS Marketing Group, Inc.	50%	50%
Homefinder.com, LLC	33%	33%
Nucleus Marketing Solutions, LLC	25%	—%
Contend, LLC	—%	20%
Jean Knows Cars, LLC	20%	20%
Matter Ventures Fund II	15%	15%

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company utilizes the services of CIPS Marketing Group, Inc. for local marketing efforts such as distribution, door-to-door marketing and total market coverage. During the three and nine month periods ended September 25, 2016, the Company recorded $0.3 million and $0.8 million, respectively, in revenue and $2.7 million and $8.5 million, respectively, in other operating expenses related to such marketing services. During the three and nine month periods ended September 27, 2015, the Company recorded $0.3 million and $0.7 million, respectively, in revenue and $2.8 million and $8.2 million, respectively, in other operating expenses related to such marketing services.
In February 2016, Homefinder.com LLC (“Homefinder”) sold substantially all of its operating assets and liabilities, excluding cash, to Placester, Inc. (“Placester”) for stock representing 0.75% of outstanding Placester stock. Homefinder is in the process of winding down its operations. Once complete, Homefinder will distribute the Placester stock and remaining cash to the owners of Homefinder in proportion to their ownership interests. The carrying value of the Company’s investment in Homefinder is not material.
In April 2016, tronc, along with other leading media companies McClatchy, Gannett and Hearst, formed Nucleus Marketing Solutions, LLC (“Nucleus”). This premier network will connect national advertisers to highly engaged audiences across existing and emerging digital platforms. Nucleus will work with its marketing partners to address their goals by offering integrated services across all platforms. The Company owns 25% of Nucleus and funded its initial investment of $1.8 million in the second quarter of 2016. The Company’s interest in Nucleus is recorded as an equity method investment. During the three month period ended September 25, 2016, the Company recorded $2.1 million on a net basis for revenue related to the Nucleus agreement.
In March 2016, Contend, LLC (“Contend”) exercised its option to repurchase its Class A units from the Company. The Company received $1.2 million for the units and recorded a gain of $0.4 million on the transaction. Also in March 2016, the Company determined the recorded value of Jean Knows Cars, LLC was impaired and recorded a $0.4 million reduction in the carrying value of the investment.
As discussed in Note 4, on March 2, 2016, the Company entered into a Memorandum of Understanding with Aggrego (the “Aggrego Agreement”). In connection with the Aggrego Agreement, effective July 31, 2016, Aggrego granted the Company a warrant that gives the Company the right to purchase 1,039,474 Class Q Common Units of Aggrego for an exercise price of $1.00 per unit. The exercise period of the warrant is from July 31, 2016 to July 31, 2018.
NOTE 9: DEBT
At September 25, 2016, the Company had $384.9 million in variable-rate debt outstanding under the Term Loan Credit Agreement, as defined below. The weighted average interest rate for the variable-rate debt is 5.75%. At September 25, 2016, the fair value of borrowings outstanding under the Term Loan Credit Agreement was estimated to be $382.0 million based on level 2 inputs, because the fair value for these instruments is determined using observable inputs in non-active markets. Level 2 inputs include quoted market prices in markets that are not active; quoted prices of assets or liabilities with similar attributes in active markets; or valuation models whose inputs are observable or unobservable but corroborated by market data.
Senior Term Facility
On August 4, 2014, the Company entered into a credit agreement (as amended, amended and restated or supplemented, the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”), and the lenders party thereto (the “Senior Term Facility”). The Senior Term Facility originally provided for secured loans (the “Term Loans”) in the aggregate principal amount of $350.0 million. The Senior Term Facility initially provided that it could be expanded by an amount up to (i) the greater of $100.0 million and an amount as will not cause the net senior secured leverage ratio after giving effect to such incurrence to exceed 2:1 plus (ii) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility, subject to certain conditions. In 2015, $70 million of the expansion was drawn for the acquisition of The San Diego Union-Tribune. As of September 25, 2016, total principal outstanding under the Term Loans was $384.9 million. The Term Loans bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. The Term Loans amortize in equal quarterly installments equal to 1.25% of principal amounts borrowed against the Senior Term Facility with the balance payable on the maturity date, August 4, 2021. The Company is the borrower under the Senior Term Facility and

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

each of the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. As of September 25, 2016, the unamortized balance of the original issue discount was $3.3 million and the unamortized balance of the debt issuance costs associated with the Term Loans was $7.9 million. As of September 25, 2016, the Company was in compliance with the covenants of the Senior Term Facility.
Senior ABL Facility
On August 4, 2014, the Company and the Subsidiary Guarantors entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility will mature on August 4, 2019. The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits the Company to increase the commitments under the Senior ABL Facility by up to $75.0 million. The Senior ABL Facility bears interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. tronc, Inc. and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. tronc, Inc. and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. The Senior ABL Facility contains a number of covenants that, among other things, limit the ability of tronc and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. Customary fees are payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. As of September 25, 2016, there were no borrowings under the Senior ABL Facility and $40.5 million of the Senior ABL Facility availability supported outstanding undrawn letters of credit in the same amount.
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
During the quarter ended September 27, 2015, the Company was notified that an outstanding letter of credit agreement was reduced from $27.5 million to $17.0 million. Accordingly, the Company received $10.5 million released from the restricted cash collateral account during the quarter. During the quarter ended September 25, 2016, the Company closed its outstanding letter of credit and moved the letter of credit to Bank of America, N.A. under the Senior ABL facility. This transaction allowed for the release of the remaining $17.0 million held as restricted cash. As of September 25, 2016, the Company had no outstanding undrawn letters of credit against the Letter of Credit Agreement.
Capital Leases
The Company has capital leases on technology licenses and trucks. The total balance outstanding as of September 25, 2016 for capital leases was $1.8 million, of which $0.5 million is in short-term debt.
NOTE 10: INCOME TAXES
For the three and nine months ended September 25, 2016, the Company recorded income tax expense of $4.4 million and $3.3 million, respectively. The effective tax rate on pretax income was (71.1)% and (34.5)% in the three and nine months ended September 25, 2016, respectively. For the three and nine months ended September 25, 2016, the rate differs from the U.S. federal statutory rate of 35% primarily due to a $7.1 million charge to adjust the Company’s deferred taxes, as described below, state income taxes, net of federal benefit, and nondeductible expenses. For the three and nine months ended

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

September 27, 2015, the Company recorded income tax benefit of $6.3 million and $2.8 million, respectively. The effective tax rate on pretax income was 42.5% and 51.0% in the three and nine months ended September 27, 2015, respectively. During the three months ended June 28, 2015, the Company increased the estimated deferred tax rate on net deferred tax assets from 39.5% to 40.0%, which resulted in a decrease in the current period income tax expense of $0.5 million. For the three and nine months ended September 27, 2015, the rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, nondeductible expenses and the domestic production activities deduction, as well as the above described change in the deferred tax rate that was applied to non-current deferred tax assets and liabilities.
During September 2016, TCO reached a resolution with the Internal Revenue Service (“IRS”) regarding a pre-spin tax issue. In connection with the resolution and in conjunction with the tax rules applicable to emergence from bankruptcy, TCO has adjusted the previously determined tax basis of its assets as of December 31, 2012. This adjustment affected the tax basis of the assets and liabilities, including the deferred tax liability, transferred to the Company as part of TCO’s August 4, 2014 spin-off of its publishing operations. As a result of the IRS resolution, the Company recorded a reduction in tax basis of the shares in the Company transferred from TCO against the basis in TPC stock, a subsidiary of the Company, by $17.7 million, which resulted in an additional $7.1 million deferred tax liability and a $7.1 million charge to tax expense during the quarter ended September 25, 2016.
NOTE 11: PENSION AND OTHER POSTRETIREMENT BENEFITS
Multiemployer Pension Plans—The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees.
Defined Benefit Plans—As part of the acquisition of The San Diego Union-Tribune in May 2015, the Company became the sponsor of a single-employer defined benefit plan, The San Diego Union-Tribune, LLC Retirement Plan (the “San Diego Pension Plan”). The San Diego Pension Plan provides benefits to certain current and former employees of The San Diego Union-Tribune. Future benefits under the San Diego Pension Plan have been frozen since January 1, 2009. The Company contributed $8.9 million to the San Diego Pension Plan in the first nine months of 2016 and expects to contribute an additional $1.9 million to the San Diego Pension Plan during the remainder of 2016. The components of net periodic benefit credit for the Company’s defined benefit plan were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 25, 2016	September 25, 2016
Interest cost	$1,875	$5,625
Expected return on assets	(2,450)	(7,350)
Net periodic benefit credit	$(575)	$(1,725)
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

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Service cost	$9	$65	$28	$197
Interest cost	70	164	211	555
Amortization of prior service credits	(439)	(701)	208	(2,103)
Amortization of (gain) loss	—	(609)	—	(1,245)
	(360)	(1,081)	447	(2,596)
Curtailment gain	—	—	—	(7,799)
Net periodic benefit cost (credit) after curtailment gain	$(360)	$(1,081)	$447	$(10,395)
NOTE 12: STOCK-BASED COMPENSATION
The tronc, Inc. 2014 Omnibus Incentive Plan, as amended (the “Equity Plan”), provides for the granting of stock options, stock appreciation rights, restricted stock units (“RSU”), performance share units, restricted and unrestricted stock awards, dividend equivalents and cash awards. Stock-based compensation expense under the Equity Plan totaled $2.2 million and $2.1 million during the three months ended September 25, 2016 and September 27, 2015, respectively, and $6.0 million and $5.1 million during the nine months ended September 25, 2016 and September 27, 2015, respectively.
In the nine months ended September 25, 2016, 546,154 options and 942,300 RSUs were granted under the Equity Plan. The weighted average exercise price of stock options granted during 2016 was $14.71. The weighted average grant date fair value of the RSUs granted during 2016 was $14.28.
As of September 25, 2016, the Company has $3.6 million of total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 2.54 years. Additionally, as of September 25, 2016, the Company has $17.2 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.30 years.
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

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three and nine months ended September 25, 2016 and September 27, 2015, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Income (Loss) - Numerator:
Net loss available to tronc stockholders plus assumed conversions	$(10,472)	$(8,601)	$(12,879)	$(2,688)

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	36,415	26,321	32,908	25,908
Dilutive effect of employee stock options and RSUs	—	—	—	—
Adjusted weighted average shares outstanding (diluted)	36,415	26,321	32,908	25,908

Net loss per common share:
Basic	$(0.29)	$(0.33)	$(0.39)	$(0.10)
Diluted	$(0.29)	$(0.33)	$(0.39)	$(0.10)
Potential dilutive common shares were anti-dilutive as a result of the Company’s net loss for the three and nine months ended September 25, 2016 and September 27, 2015, respectively. As a result, basic weighted average shares were used in the calculations of basic net earnings per share and diluted earnings per share for those periods.
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 1,339,604 and 1,023,033 for both the three and nine months ended September 25, 2016 and September 27, 2015, respectively. The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 1,375,501 and 1,004,468 for both the three and nine months ended September 25, 2016 and September 27, 2015, respectively.
NOTE 14: STOCKHOLDERS’ EQUITY
Shareholder Rights Agreement
On May 9, 2016, the Board of Directors of the Company adopted a limited duration Shareholder Rights Plan (“Rights Plan”). Under the terms of the Rights Plan, except in certain situations, the rights will be exercisable 10 days from the public announcement that a person or group has acquired 20% or more of the common stock of tronc, Inc. or has commenced a tender offer which would result in the ownership of 20% or more of tronc’s common stock. If the rights become exercisable and a person or group acquires 20% or more of tronc’s common stock, each holder of a right, other than the person triggering the rights, will be entitled to receive upon exercise of a right that number of shares of tronc’s common stock having a market value of two times the exercise price of the right. The Rights Plan will expire on May 8, 2017.
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

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Private Placements
Nant Capital, LLC
On June 1, 2016, the Company completed a $70.5 million private placement, pursuant to which the Company sold to Nant Capital, LLC (“Nant Capital”) 4,700,000 unregistered shares of the Company’s common stock at a purchase price of $15.00 per share. The Company intends to use the $70.4 million net proceeds from the sale to further execute on its growth strategy, including acquisitions and digital initiatives. The shares of common stock acquired by Nant Capital (the “Nant Shares”) are subject to certain lockup provisions that, subject to the terms and conditions set out in the purchase agreement dated May 22, 2016, among the Company, Nant Capital and Dr. Patrick Soon-Shiong (the “Nant Purchase Agreement”) prohibit certain transfers of the Nant Shares for the first three years following the date of issuance and, thereafter, any transfers of the Nant Shares that would result in a transfer of more than 25% of the Nant Shares in any 12-month period. The Nant Purchase Agreement also includes covenants prohibiting the transfer of shares of the Company’s common stock if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then-outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the Company’s then-existing primary geographical markets. Nant Capital and Dr. Patrick Soon-Shiong, and their respective affiliates, are also prohibited from acquiring additional equity of the Company if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then-outstanding shares of common stock.
In connection with the private placement, Dr. Soon-Shiong was elected to fill a newly-created position on the Company’s Board of Directors and was named non-executive Vice Chairman of the Board as of the date of the Company’s 2016 Annual Meeting of Stockholders on June 2, 2016. The Company granted Dr. Soon-Shiong the right to designate a replacement individual for election as a director at each annual and special meeting of the Company’s stockholders at which directors are to be elected as part of the slate of nominees recommended by the Board, subject to the reasonable prior approval of the Board’s Nominating and Corporate Governance Committee, in the event that Dr. Soon-Shiong is unable to continue to serve as a director. Nant Capital’s right to appoint a replacement director representative will expire upon the occurrence of either (a) the termination of the voting covenants described in the Nant Purchase Agreement or (b) at such time as Nant Capital, Dr. Soon-Shiong and their respective affiliates no longer beneficially own at least 75% of the shares originally acquired through the Nant Purchase Agreement.
Additionally, in connection with the private placement, the Company entered into a registration rights agreement (the “Nant Rights Agreement”) with Nant Capital. Pursuant to the Nant Rights Agreement, Nant Capital will be entitled to certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”), with respect to the Nant Shares. The Nant Rights Agreement provides that the Company shall use its reasonable best efforts to cause a registration statement with respect to the Nant Shares to be declared effective no later than the earlier to occur of (a) three years after the consummation of the private placement transaction contemplated by the Nant Purchase Agreement and (b) 60 days after the termination of the voting covenants of the Nant Purchase Agreement as described above. The Company will pay all of its own costs and expenses, including all fees and expenses of counsel for the Company, relating to the Nant Rights Agreement.
California Capital Equity, LLC (“CalCap”) directly owns all of the equity interests of Nant Capital and CalCap may be deemed to have beneficial ownership of the shares held by Nant Capital. Dr. Patrick Soon-Shiong directly owns all of the equity interests of CalCap and may be deemed to beneficially own, and share voting power and investment power with Nant Capital over all shares of tronc common stock beneficially owned by Nant Capital. Dr. Soon-Shiong directly owns 410,557 shares of tronc common stock and beneficially owns 14.03% of tronc common stock as of September 25, 2016.
Merrick Media, LLC
On February 3, 2016, the Company completed a $44.4 million private placement, pursuant to which the Company sold to Merrick Media, LLC (“Merrick Media”) 5,220,000 shares of the Company’s common stock at a purchase price of $8.50 per share. The Company intends to use the $42.9 million net proceeds from the sale to execute further on its growth strategy, including acquisitions and digital initiatives. The shares of common stock acquired by Merrick Media (the “Merrick Shares”) are subject to certain lockup provisions that, subject to the terms and conditions set out in the purchase agreement dated February 3, 2016 among the Company, Merrick Media and Mr. Ferro (the “Merrick Purchase Agreement”), prohibit certain transfers of the Merrick Shares for the first three years following the date of issuance and, thereafter, any transfers of the Merrick Shares that would result in a transfer of more than 25% of the Merrick Shares purchased under the Merrick

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Purchase Agreement in any 12-month period.  The Merrick Purchase Agreement also includes covenants prohibiting the transfer of the Merrick Shares if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then-outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the then-existing primary geographical markets.  Merrick Media and Mr. Ferro and their respective affiliates, are also prohibited from acquiring additional equity if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then-outstanding shares of common stock.
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
Name Change and Stock Exchange Listing
The Company transferred its stock exchange listing from the New York Stock Exchange (“NYSE”) to The Nasdaq Global Select Market (“Nasdaq”) and changed its corporate name to tronc, Inc. The common stock of the Company ceased trading on the NYSE on June 17, 2016 at the end of the day and began trading the morning of June 20, 2016 on the Nasdaq under the ticker symbol “TRNC.”

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 15: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the components of accumulated other comprehensive loss, net of tax where applicable (in thousands):

	September 25, 2016	December 27, 2015
Accumulated other comprehensive loss, net of tax:
Pension and other postretirement costs	$(3,745)	$(3,871)
Foreign currency translation adjustments	(32)	(35)
Accumulated other comprehensive loss	$(3,777)	$(3,906)
The following table presents the amounts and line items in the Consolidated Statements of Income (Loss) where adjustments reclassified from accumulated other comprehensive (loss) were recorded during the three and nine months ended September 25, 2016 and September 27, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
Accumulated Other Comprehensive Income (Loss) Components	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015	Affected Line Items in the Consolidated Statements of Income (Loss)
Pension and postretirement benefit adjustments:
Prior service cost recognized	$(439)	$(701)	$208	$(2,104)	Compensation
Amortization of actuarial gains	—	(609)	—	(1,245)	Compensation
Total before taxes	(439)	(1,310)	208	(3,349)
Tax effect	(173)	(518)	82	(1,323)	Income tax expense (benefit)
Total reclassifications for the period	$(266)	$(792)	$126	$(2,026)
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
Stockholder Derivative Lawsuits
On June 1, 2016, Capital Structures Realty Advisors LLC, which purports to be a stockholder in the Company, filed a derivative lawsuit in the Delaware Court of Chancery against the members of the Company’s Board of Directors as of June 1, 2016, Dr. Patrick Soon-Shiong and Nant Capital.  The complaint has named the Company as a nominal defendant. The complaint alleges in relevant part that the Board breached its fiduciary duties by “refusing to negotiate with Gannett in good faith” and by “going forward with the stock sale” to Dr. Soon-Shiong and Nant Capital.  The complaint further alleges that Nant Capital and Dr. Soon-Shiong aided and abetted the Board’s breaches of fiduciary duty.  On June 6, 2016, a second derivative complaint was filed in the Delaware Court of Chancery by Monroe County Employees Retirement System, which purports to be a stockholder in the Company.  On June 15, 2016, a third, mirror image, derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named John Solak, who purports to be a stockholder in the Company.  All three cases were consolidated on June 17, 2016, under the caption In re Tribune Publishing Co. Stockholder Litigation, Consolidated C.A. No. 12401-VCS.  On June 20, 2016, a fourth, mirror image derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named B.W. Tomasino, who purports to be a stockholder in the Company.  That case was consolidated with the other three derivative cases on July 7, 2016.  The plaintiffs seek equitable and injunctive relief, including, without limitation, rescission of the stock sale to Dr. Patrick Soon-Shiong and Nant Capital, implementation of a special committee to consider Gannett and any other offer for the Company, money damages, and costs and

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

disbursements, and such other relief deemed just and proper. The consolidated case is pending before Vice Chancellor Slights.
On September 2, 2016, plaintiffs filed a consolidated complaint. The defendants filed motions to dismiss on October 3, 2016. The defendants deny any and all allegations of wrongdoing and intend to defend vigorously against the lawsuits.  Due to the inherent uncertainty in litigation, however, the Company can provide no assurance as to the outcome of the matter or reasonably estimate a range of possible loss at this time.  Additionally, the Company maintains liability insurance for its directors and officers, which we expect to provide coverage for this litigation; however, there can be no guarantees as to coverage or whether any such policies will be adequate to cover all costs associated with this litigation.
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
Operating revenues and income (loss) from operations by operating segment were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Operating revenues:
troncM	$323,133	$349,570	$1,010,565	$1,048,660
troncX	$57,153	$58,482	$175,944	$173,850
Corporate and eliminations	$(2,050)	$(2,384)	$(5,553)	$(6,547)
	$378,236	$405,668	$1,180,956	$1,215,963
Income (loss) from operations:
troncM	$16,267	$3,194	$64,448	$41,450
troncX	$4,839	$10,069	$16,711	$28,320
Corporate and eliminations	(20,270)	(20,831)	(69,896)	(54,825)
Income (loss) from operations	$836	$(7,568)	$11,263	$14,945
Loss on equity investments, net	(190)	(535)	(487)	(542)
Interest expense, net	(6,673)	(6,923)	(20,116)	(19,121)
Reorganization items, net	(93)	80	(236)	(773)
Loss before income taxes	$(6,120)	$(14,946)	$(9,576)	$(5,491)
The above operating revenues and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 18: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Nine months ended
	September 25, 2016	September 27, 2015
Cash paid during the period for:
Interest	$17,886	$16,710
Income taxes, net of refunds	(213)	13,829
Non-cash items in investing activities:
Additions to property plant and equipment under capital leases	(722)	—
Non-cash items in financing activities:
Shares issued for acquisitions	—	11,039
New capital leases	722	—
NOTE 19: SUBSEQUENT EVENT
In April 2016, the Company received an unsolicited proposal from Gannett Co., Inc. to acquire all outstanding shares of the Company common stock for $12.25 per share in cash which was revised in May 2016 to $15 per share in cash with both proposals being subject to satisfactory due diligence by Gannett. The Company’s Board of Directors determined that the price reflected in Gannett’s revised proposal was inadequate for a control investment and was not in the best interests of its shareholders and communicated such to Gannett. Subsequently, the tronc Board, management team and their advisers engaged in substantive discussions and due diligence with Gannett regarding a potential transaction. The parties agreed to a purchase price in mid-September and subsequently worked to finalize a merger agreement. On November 1, 2016, the Company was informed that Gannett decided to terminate discussions regarding a potential business combination with tronc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except share and per share amounts)
The following discussion and analysis should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Company’s Consolidated Financial Statements and related Notes filed as part of this Quarterly Report, and “Cautionary Statement Concerning Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Quarterly Report, as well as the factors described in our Annual Report on Form 10-K as filed with the SEC on March 14, 2016, particularly under Item 1A. “Risk Factors,” and in the Company’s other filings with the SEC, including in Part II, Item 1A of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016.
We believe that the assumptions underlying the Consolidated Financial Statements included in this Quarterly Report are reasonable. However, the Consolidated Financial Statements may not necessarily reflect our results of operations, financial position and cash flows for future periods.
OVERVIEW
tronc, Inc., formerly Tribune Publishing Company, was formed as a Delaware corporation on November 21, 2013. tronc, Inc., and its subsidiaries (collectively, the “Company” or “tronc”) comprise a diversified media and marketing-solutions company that delivers innovative experiences for audiences and advertisers across all platforms. The Company’s diverse portfolio of iconic news and information brands includes 11 award-winning major daily titles, more than 60 digital properties and more than 180 verticals in markets including Los Angeles and San Diego, Ca; Chicago, Il; South Florida; Orlando, Fl; Baltimore, Carroll County and Annapolis, Md.; Hartford, Ct.; Allentown, Pa.; and Newport News, Va. tronc also offers an array of customized marketing solutions, and operates a number of niche products, including Hoy and El Sentinel, making tronc the country’s largest Spanish-language publisher.
On August 4, 2014 (the “Distribution Date”), Tribune Media Company, formerly Tribune Company (“TCO”) completed the spin-off of its principal publishing operations into an independent company, Tribune Publishing Company (renamed tronc, Inc.) (the “Distribution”). In the Distribution, 25,042,263 shares of tronc common stock were distributed to the TCO stockholders and holders of TCO warrants and TCO retained 381,354 shares of tronc common stock, representing 1.5% of outstanding common stock of tronc. Subsequent to the Distribution, tronc became a separate publicly-traded company with its own board of directors and senior management team.
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
In the nine months ended September 25, 2016, 48.8% of troncM’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and from the delivery of preprinted advertising supplements. Approximately 35.3% of operating revenues for the nine months ended September 25, 2016 were generated from the sale of newspapers and other publications to individual subscribers or to sales outlets that re-sell the newspapers. The remaining 15.9% of operating revenues for the nine months ended September 25, 2016 were generated from the provision of commercial printing and delivery services to other newspapers, direct mail advertising and services, and other related activities.
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

	Daily Newspapers	Weekly Newspapers	Niche Publications
Cost:	Paid	Paid and free	Paid and free
Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly, monthly or on an annual basis
Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales	Paid: Revenue from advertising, rack/box sales
		Free: Advertising revenue only	Free: Advertising revenue only
As of September 25, 2016, the Company’s prominent print publications include:

Media Group	City	Masthead	Circulation Type	Paid or Free
Chicago Tribune Media Group
	Chicago, IL	Chicago Tribune	Daily	Paid
	Chicago, IL	Chicago Magazine	Monthly	Paid
	Chicago, IL	Hoy	Daily	Free
	Chicago, IL	Redeye	Daily	Free

Media Group	City	Masthead	Circulation Type	Paid or Free
Los Angeles Times Media Group
	Los Angeles, CA	Los Angeles Times	Daily	Paid
	Los Angeles, CA	Hoy Los Angeles	Weekly	Free
San Diego Media Group
	San Diego, CA	The San Diego Union-Tribune	Daily	Paid
	San Diego, CA	Hoy San Diego	Weekly	Free
Sun Sentinel Media Group
	Broward County, FL, Palm Beach County, FL	Sun Sentinel	Daily	Paid
	Broward County, FL, Palm Beach County, FL	el Sentinel	Weekly	Free
Orlando Sentinel Media Group
	Orlando, FL	Orlando Sentinel	Daily	Paid
	Orlando, FL	el Sentinel	Weekly	Free
The Baltimore Sun Media Group
	Baltimore, MD	The Baltimore Sun	Daily	Paid
	Annapolis, MD	The Capital	Daily	Paid
	Westminster, MD	Carroll County Times	Daily	Paid
Hartford Courant Media Group
	Hartford County, CT, Middlesex County, CT, Tolland County, CT	The Hartford Courant	Daily	Paid
Daily Press Media Group
	Newport News, VA (Peninsula)	Daily Press	Daily	Paid
The Morning Call Media Group
	Lehigh Valley, PA	The Morning Call	Daily	Paid
troncX
troncX consists of the Company’s digital revenues and related digital expenses from local websites and mobile applications, digital only subscriptions, as well as TCA and FSBO. During the second quarter of 2016, the segregation of the digital business into troncX triggered a new evaluation of the Company’s operating and reportable segments.
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

In the nine months ended September 25, 2016, 83.2% of troncX’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space on interactive websites and digital marketing services. The remaining 16.8% of operating revenues for the nine months ended September 25, 2016 were generated from the sale of digital content and other related activities.
Digital advertising can be in the form of display, banner ads, coupon ads, video, search advertising and linear ads placed on tronc and affiliated websites. Advertising services include development of mobile websites, search engine marketing and optimization, social media account management and content marketing for its customers’ web presence for small to medium size businesses.
Products and Services
As of September 25, 2016, the Company’s prominent websites include:

Websites
www.tronc.com	www.SunSentinel.com
www.chicagotribune.com	www.ElSentinel.com
www.chicagomag.com	www.OrlandoSentinel.com
www.vivelohoy.com	www.baltimoresun.com
www.redeyechicago.com	www.capitalgazette.com
www.latimes.com	www.carrollcountytimes.com
www.la.com	www.courant.com
www.hoylosangeles.com	www.dailypress.com
www.sandiegouniontribune.com	www.themorningcall.com
The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of tronc’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter reflect spring advertising revenues, while the fourth quarter includes advertising revenues related to the holiday season.
Subsequent Event
In April 2016, the Company received an unsolicited proposal from Gannett Co., Inc. to acquire all outstanding shares of the Company common stock for $12.25 per share in cash which was revised in May 2016 to $15 per share in cash with both proposals being subject to satisfactory due diligence by Gannett. The Company’s Board of Directors determined that the price reflected in Gannett’s revised proposal was inadequate for a control investment and was not in the best interests of its shareholders and communicated such to Gannett. Subsequently, the tronc Board, management team and their advisers engaged in substantive discussions and due diligence with Gannett regarding a potential transaction. The parties agreed to a purchase price in mid-September and subsequently worked to finalize a merger agreement. On November 1, 2016, the Company was informed that Gannett decided to terminate discussions regarding a potential business combination with tronc.
Chapter 11 Reorganization
On December 8, 2008 (the “Petition Date”), TCO and 110 of its direct and indirect wholly-owned subsidiaries (each a “Debtor” and, collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 (“Chapter 11”) of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). A joint plan of reorganization for the Debtors (the “Plan”) became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). Certain of the legal entities included in the Consolidated Financial Statements of tronc were Debtors or, as a result of the restructuring transactions undertaken pursuant to the Plan, are successor legal entities to legal entities that were Debtors (collectively, the “tronc Debtors”). Prior to December 27, 2015, the Chapter 11 estates of 96 of the Debtors have been closed by a final decree issued by the Bankruptcy Court. On May 11, 2016, the Chapter 11 estates of 8 of the Debtors were closed by a final decree issued by the Bankruptcy Court. On August 12, 2016, the Chapter 11 estates of 2 more of the Debtors, including the last one of the tronc Debtors’ cases, were closed by a final decree issued by the

Bankruptcy Court. The remaining Chapter 11 cases relate to Debtors and successor legal entities that are subsidiaries of TCO and the cases continue to be administered under the caption “In re: Tribune Media Company, et al.,” Case No 08-13141.
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
Specifically identifiable reorganization provisions, adjustments and other costs directly related to tronc have been included in the Company’s Consolidated Statements of Comprehensive Income for three and nine months ended September 25, 2016 and September 27, 2015 and consisted of the following:

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Reorganization costs, net:
Contract rejections and claim settlements	$(75)	$—	$(75)	$(15)
Other, net	$(18)	$80	(161)	(758)
Total reorganization costs, net	$(93)	$80	$(236)	$(773)
The Company expects to incur certain expenses pertaining to the resolution of an unresolved claim in the Chapter 11 proceedings throughout 2016 and potentially in future periods.

Results of Operations
Consolidated
Operating results for the three and nine months ended September 25, 2016 and September 27, 2015 are shown in the table below.

	Three Months Ended			Nine Months Ended
	September 25, 2016	September 27, 2015	% Change	September 25, 2016	September 27, 2015	% Change

Operating revenues	378,236	405,668	(6.8%)	1,180,956	1,215,963	(2.9%)

Compensation	140,760	157,783	(10.8%)	453,353	463,398	(2.2%)
Newsprint and ink	25,101	29,096	(13.7%)	77,174	91,835	(16.0%)
Outside services	118,060	127,513	(7.4%)	368,733	373,308	(1.2%)
Other	79,104	84,541	(6.4%)	227,634	232,316	(2.0%)
Depreciation and amortization	14,375	14,303	0.5%	42,799	40,161	6.6%
Operating expenses	377,400	413,236	(8.7%)	1,169,693	1,201,018	(2.6%)
Income (loss) from operations	836	(7,568)	*	11,263	14,945	(24.6%)
Loss on equity investments, net	(190)	(535)	(64.5%)	(487)	(542)	(10.1%)
Interest expense, net	(6,673)	(6,923)	(3.6%)	(20,116)	(19,121)	5.2%
Reorganization items, net	(93)	80	*	(236)	(773)	(69.5%)
Income tax expense (benefit)	4,352	(6,345)	*	3,303	(2,803)	*
Net loss	$(10,472)	$(8,601)	21.8%	$(12,879)	$(2,688)	*
* Represents positive or negative change in excess of 100%

Three Months Ended September 25, 2016 compared to the Three Months Ended September 27, 2015
Operating Revenues—Operating revenues decreased 6.8%, or $27.4 million, in the three months ended September 25, 2016 compared to the same period for 2015. The decrease was due primarily to decreases in advertising and other revenue.
Compensation Expense—Compensation expense decreased 10.8%, or $17.0 million, in the three months ended September 25, 2016 due primarily to a decrease in salary expense of $17.4 million as a result of the reduction in headcount in the last quarter of 2015 related to the employee voluntary severance program (“EVSP”), and a decrease in payroll tax expense and 401(k) contributions of $1.6 million, partially offset by an increase in accrued incentive compensation of $2.1 million compared to the prior year quarter.
Newsprint and Ink Expense—Newsprint and ink expense declined 13.7%, or $4.0 million, in the three months ended September 25, 2016 due mainly to a 6.3% increase in the average cost per ton of newsprint and a 14.3% decrease in consumption.
Outside Services Expense—Outside services expense declined 7.4%, or $9.5 million in the three months ended September 25, 2016 with decreases in production and distribution expenses.
Other Expenses—Other expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses. These expenses declined 6.4%, or $5.4 million, in the three months ended September 25, 2016 with decreases relating to a prior year litigation matter and promotion and marketing costs offset by increases in occupancy costs. In September 2016, the Company permanently vacated approximately 200,000 sq. ft. of office space in the Chicago Tribune and Los Angeles Times buildings and took a charge of $8.5 million related to the abandonment.
Depreciation and Amortization Expense—Depreciation and amortization expense increased slightly in the three months ended September 25, 2016, due primarily to depreciation on prior year fixed asset additions.
Loss on Equity Investments, Net—Loss on equity investments, net decreased by $0.3 million for the three month period ended September 25, 2016.
Interest Expense, Net—Interest expense, net decreased $0.3 million for the three months ended September 25, 2016 over the prior year period primarily due to lower debt balances.
Income Tax Expense (Benefit)—Income tax expense increased $10.7 million for the three month period ended September 25, 2016 over the prior year period primarily due to a $7.1 million charge to adjust the Company’s deferred taxes and a decrease in the Company’s pre-tax loss. See Note 10 for further explanation of the charge.
The effective tax rate on pretax income was (71.1%) in the three months ended September 25, 2016. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, a charge to adjust the Company’s deferred taxes and nondeductible expenses. For the three months ended September 27, 2015, the Company recorded income tax benefit of $6.3 million. The effective tax rate on pretax income was 42.5% in the three months ended September 27, 2015. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, nondeductible expenses and the domestic production activities deduction.
Nine Months Ended September 25, 2016 compared to the Nine Months Ended September 27, 2015
Operating Revenues—Operating revenues decreased 2.9%, or $35.0 million, in the nine months ended September 25, 2016 compared to the same period for 2015. The decrease was due primarily to decreases in advertising and other revenue mostly offset by contributions from acquisitions.
Compensation Expense—Compensation expense decreased 2.2%, or $10.0 million, in the nine months ended September 25, 2016 due primarily to a decrease in salary expense of $37.4 million as a result of the reduction in headcount due to the EVSP offset by higher severance charges of $17.7 million related to the EVSP, information technology outsourcing and other personnel restructuring, and an increase in other post retirement expense due to the 2015 recognition of a $7.8 million gain related to a plan amendment.

Newsprint and Ink Expense—Newsprint and ink expense declined 16.0%, or $14.7 million, in the nine months ended September 25, 2016 due mainly to a 2.9% decrease in the average cost per ton of newsprint and a 12.1% decrease in consumption, partially offset by consumption from acquisitions.
Outside Services Expense—Outside services expense decreased 1.2%, or $4.6 million, in the nine months ended September 25, 2016 due primarily to decreases in production and distribution expenses partially offset by increases in temporary help expenses.
Other Expenses—Other expenses decreased 2.0%, or $4.7 million, in the nine months ended September 25, 2016 due primarily to a decrease relating to a prior year litigation matter offset by increases in occupancy costs related to the permanently vacated leased space discussed above.
Depreciation and Amortization Expense—Depreciation and amortization expense increased $2.6 million in the nine months ended September 25, 2016, due primarily to depreciation on prior year fixed asset additions and amortization related to acquisition assets.
Loss on Equity Investments, Net—Loss on equity investments, net decreased by $0.1 million for the nine month period ended September 25, 2016 compared to the same period for 2015.
Interest Expense, Net—Interest expense, net increased $1.0 million for the nine month period ended September 25, 2016, over the prior year period. The increase in interest expense is due to the $70 million additional borrowing under the Senior Term Facility in May 2015 related to the acquisition of The San Diego Union-Tribune.
Income Tax Expense (Benefit)—Income tax expense increased $6.1 million for the nine month period ended September 25, 2016 over the prior year period primarily due to a $7.1 million charge to adjust the Company’s deferred taxes offset by an increase in the Company’s pre-tax loss. See Note 10 for further explanation of the charge.
The effective tax rate on pretax income was (34.5)% in the nine months ended September 25, 2016. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, a charge to adjust the Company’s deferred taxes, non-deductible expenses and the domestic production activities deduction. For the nine months ended September 27, 2015, the Company recorded income tax benefit of $2.8 million. The effective tax rate on pretax income was 51.0% in the nine months ended September 27, 2015. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, nondeductible expenses and the domestic production activities deduction. Additionally, during the nine months ended September 27, 2015, the Company increased the estimated deferred tax rate on net deferred tax assets from 39.5% to 40.0% which resulted in a decrease in the prior period income tax expense of $0.5 million.
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

The tables below show the segmentation of income and expenses for the three and nine months ended September 25, 2016 as compared to the three and nine months ended September 27, 2015. Each three-month period consists of 13 weeks and each nine-month period consists of 39 weeks.

	troncM		troncX		Corporate and Eliminations		Consolidated
	Three months ended		Three months ended		Three months ended		Three months ended
	Sept 25, 2016	Sept 27, 2015	Sept 25, 2016	Sept 27, 2015	Sept 25, 2016	Sept 27, 2015	Sept 25, 2016	Sept 27, 2015
Total revenues	$323,133	$349,570	$57,153	$58,482	$(2,050)	$(2,384)	$378,236	$405,668
Operating expenses	306,866	346,376	52,314	48,413	18,220	18,447	377,400	413,236
Income from operations	16,267	3,194	4,839	10,069	(20,270)	(20,831)	836	(7,568)
Depreciation and amortization	6,175	5,791	2,900	697	5,300	7,815	14,375	14,303
Adjustments	8,497	14,521	1,372	83	11,504	6,984	21,373	21,588
Adjusted EBITDA	$30,939	$23,506	$9,111	$10,849	$(3,466)	$(6,032)	$36,584	$28,323

	troncM		troncX		Corporate and Eliminations		Consolidated
	Nine months ended		Nine months ended		Nine months ended		Nine months ended
	Sept 25, 2016	Sept 27, 2015	Sept 25, 2016	Sept 27, 2015	Sept 25, 2016	Sept 27, 2015	Sept 25, 2016	Sept 27, 2015
Total revenues	$1,010,565	$1,048,660	$175,944	$173,850	$(5,553)	$(6,547)	$1,180,956	$1,215,963
Operating expenses	946,117	1,007,210	159,233	145,530	64,343	48,278	1,169,693	1,201,018
Income from operations	64,448	41,450	16,711	28,320	(69,896)	(54,825)	11,263	14,945
Depreciation and amortization	17,486	15,713	8,533	1,436	16,780	23,012	42,799	40,161
Adjustments	13,470	21,222	3,417	341	42,773	12,013	59,660	33,576
Adjusted EBITDA	$95,404	$78,385	$28,661	$30,097	$(10,343)	$(19,800)	$113,722	$88,682
troncM

	Three Months Ended			Nine Months Ended
	September 25, 2016	September 27, 2015	% Change	September 25, 2016	September 27, 2015	% Change
Operating revenues:
Advertising	$154,513	$178,145	(13.3%)	$493,233	$540,599	(8.8%)
Circulation	117,095	118,286	(1.0%)	356,831	339,632	5.1%
Other	51,525	53,139	(3.0%)	160,501	168,429	(4.7%)
Total revenues	323,133	349,570	(7.6%)	1,010,565	1,048,660	(3.6%)
Operating expenses	306,866	346,376	(11.4%)	946,117	1,007,210	(6.1%)
Income from operations	16,267	3,194	*	64,448	41,450	55.5%
Depreciation and amortization	6,175	5,791	6.6%	17,486	15,713	11.3%
Adjustments	8,497	14,521	(41.5%)	13,470	21,222	(36.5%)
Adjusted EBITDA	$30,939	$23,506	31.6%	$95,404	$78,385	21.7%
* Represents positive or negative change in excess of 100%

Three Months Ended September 25, 2016 compared to the Three Months Ended September 27, 2015
Advertising Revenues—Total advertising revenues decreased 13.3%, or $23.6 million, in the three months ended September 25, 2016. Retail advertising revenue decreased $14.1 million, primarily due to decreases in food and drug store, personal services and specialty merchandise categories. National advertising revenue decreased $4.7 million, primarily due to decreases in the movies and wireless categories. Classified advertising revenue decreased or $4.9 million, primarily due to decreases in the recruitment category.
Circulation Revenues—Circulation revenues were down 1.0%, or $1.2 million, in the three months ended September 25, 2016 due primarily to decreases in home delivery and single copy revenue, partially offset by rate increases.
Other Revenues—Other revenues decreased 3.0%, or $1.6 million, in the three months ended September 25, 2016, due primarily to declines of $2.1 million in commercial print and delivery revenues for third-party publications, partially offset by an increase of $0.4 million in direct mail and marketing revenue.
Operating Expenses—Operating expenses decreased 11.4%, or $39.5 million, in the three months ended September 25, 2016, due primarily to decreases in compensation expense, a prior year litigation matter, newsprint and ink expense and outside services expense, partially offset by increases in occupancy costs related to the vacated leased space discussed above and corporate allocations.
Nine Months Ended September 25, 2016 compared to the Nine Months Ended September 27, 2015
Advertising Revenues—Total advertising revenues decreased 8.8%, or $47.4 million, in the nine months ended September 25, 2016. Retail advertising decreased $27.1 million, year over year as decreases in department stores, furniture, specialty merchandise and financial services categories were offset by increases in real estate agencies categories and contributions from acquisitions. National advertising decreased $11.8 million, year over year as decreases in movies, soft goods and technology categories were partially offset by contributions from acquisitions. Classified advertising revenues decreased $8.4 million, primarily due to decreases in recruitment, real estate and automotive categories partially offset by contributions from acquisitions.
Circulation Revenues—Circulation revenues were up 5.1%, or $17.2 million, in the nine months ended September 25, 2016 due primarily to acquisitions. Overall decreases in volume were generally offset by rate increases.
Other Revenues—Other revenues decreased 4.7%, or $7.9 million, in the nine months ended September 25, 2016, due primarily to declines in commercial print and delivery revenues of $6.4 million for third-party publications.
Operating Expenses—Operating expenses decreased 6.1%, or $61.1 million, in the nine months ended September 25, 2016, due primarily to decreases in compensation expense, newsprint and ink expense, outside services expense and a prior year litigation matter, partially offset by an increase in occupancy costs and corporate allocations.
troncX

	Three Months Ended			Nine Months Ended
	September 25, 2016	September 27, 2015	% Change	September 25, 2016	September 27, 2015	% Change
Operating revenues:
Advertising	$47,341	$48,386	(2.2%)	$146,437	$142,624	2.7%
Content	9,812	10,096	(2.8%)	29,507	31,226	(5.5%)
Total revenues	57,153	58,482	(2.3%)	175,944	173,850	1.2%
Operating expenses	52,314	48,413	8.1%	159,233	145,530	9.4%
Income from operations	4,839	10,069	(51.9%)	16,711	28,320	(41.0%)
Depreciation and amortization	2,900	697	*	8,533	1,436	*
Adjustments	1,372	83	*	3,417	341	*
Adjusted EBITDA	$9,111	$10,849	(16.0%)	$28,661	$30,097	(4.8%)
* Represents positive or negative change in excess of 100%

Three Months Ended September 25, 2016 compared to the Three Months Ended September 27, 2015
Advertising Revenues—Total advertising revenues decreased 2.2%, or $1.0 million, in the three months ended September 25, 2016. Classified advertising revenue decreased $1.4 million, primarily due to decreases in the recruitment, real estate and auto categories. National advertising revenue decreased $1.0 million, primarily due to decreases in the advertising agencies, movies and soft goods categories. These decreases were partially offset by increases in retail and other advertising revenue. Retail advertising revenue increased $0.7 million, primarily due to increases in furniture and home furnishings and amusements categories.
Content Revenues—Content revenues decreased 2.8%, or $0.3 million, in the three months ended September 25, 2016, with decreases in content syndication partially offset by increases in digital subscription revenue.
Operating Expenses—Operating expenses increased 8.1%, or $3.9 million, in the three months ended September 25, 2016, due primarily to increases in corporate allocations, affiliate fees, promotion expense, and depreciation, partially offset by decreases in compensation and outside services.
Nine Months Ended September 25, 2016 compared to the Nine Months Ended September 27, 2015
Advertising Revenues—Total advertising revenues increased 2.7%, or $3.8 million, in the nine months ended September 25, 2016. Retail advertising revenue increased $3.2 million, primarily due to increases in the furniture and home furnishings, food and drug stores, clubs and organizations and amusements categories. National advertising revenue increased $1.7 million, primarily due to increases in the media category. Classified advertising revenue decreased $2.0 million, primarily due to decreases in the recruitment and real estate categories.
Content Revenues—Content revenues decreased 5.5%, or $1.7 million, in the nine months ended September 25, 2016, with decreases in content syndication partially offset by increases in digital subscription revenue.
Operating Expenses—Operating expenses increased 9.4%, or $13.7 million, in the nine months ended September 25, 2016, due primarily to increases in corporate allocations, depreciation and amortization, and affiliate fees expenses, partially offset by decreases in compensation expenses.

Non-GAAP Measures
Adjusted EBITDA—The Company defines Adjusted EBITDA as net income before equity in earnings of unconsolidated affiliates, income taxes, loss on early debt extinguishment, interest expense, other (expense) income, realized gain (loss) on investments, reorganization items, depreciation and amortization, net income attributable to non-controlling interests, and other items that the Company does not consider in the evaluation of ongoing operating performance. These items include stock-based compensation expense, restructuring charges, transaction expenses, certain other charges and gains that the Company does not believe reflects the underlying business performance (including spin-related costs).

	Three Months Ended			Nine Months Ended
	September 25, 2016	September 27, 2015	% Change	September 25, 2016	September 27, 2015	% Change
Net loss	$(10,472)	$(8,601)	21.8%	$(12,879)	$(2,688)	*

Income tax expense (benefit)	4,352	(6,345)	*	3,303	(2,803)	*
Loss on equity investments, net	190	535	(64.5)%	487	542	*
Interest expense, net	6,673	6,923	(3.6)%	20,116	19,121	5.2%
Reorganization items, net	93	(80)	*	236	773	(69.5%)
Income (loss) from operations	836	(7,568)	*	11,263	14,945	(24.6%)
Depreciation and amortization	14,375	14,303	0.5%	42,799	40,161	6.6%
Restructuring and transaction costs(1)	17,020	11,079	53.6%	40,120	28,515	40.7%
Litigation settlement(3)	—	9,100	*	—	9,100	*
Stock-based compensation	2,181	2,059	5.9%	6,000	5,060	18.6%
Employee voluntary separation program	2,172	—	*	13,540	—	*
Gain from termination of post-retirement benefits (2)	—	(650)	*	—	(9,099)	*
Adjusted EBITDA(2)	$36,584	$28,323	29.2%	$113,722	$88,682	28.2%
* Represents positive or negative change in excess of 100%

(1) -
Restructuring and transaction costs include costs related to tronc’s internal restructuring, such as severance and IT outsourcing costs, charges associated with vacated space and transaction costs related to completed and potential acquisitions.

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

(3) -	Adjustment to litigation settlement reserve.
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
Sources and Uses
The Company expects to fund capital expenditures, interest and principal and pension payments due in 2016 and other operating requirements through a combination of existing cash and cash flows from operations and investments. The Company also has available borrowing capacity under the Company’s revolving credit facility. The Company’s financial and operating performance remains subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond the control of the Company and, despite the Company’s current liquidity position, no assurances can be made that cash flows from operations and investments, future borrowings under the revolving credit facility, and any refinancings thereof, or dispositions of assets or operations will be sufficient to satisfy the Company’s future liquidity needs.
The table below details the total operating, investing and financing activity cash flows for the nine months ended September 25, 2016 and September 27, 2015 (in thousands):

	Nine Months Ended
	September 25, 2016	September 27, 2015
Net cash provided by operating activities	$55,474	$61,327
Net cash used for investing activities	(716)	(85,564)
Net cash provided by financing activities	91,535	42,213
Net increase in cash	$146,293	$17,976
Cash flow generated from operating activities is tronc’s primary source of liquidity. Net cash provided by operating activities was $55.5 million for the nine months ended September 25, 2016, down $5.9 million from $61.3 million for the nine months ended September 27, 2015. The decrease was primarily driven by lower operating results in 2016 and higher pension contributions in 2016 partially offset by favorable changes in working capital.
Net cash used for investing activities totaled $0.7 million in the nine months ended September 25, 2016 and included $1.3 million used to purchase domain names including LA.com and $15.9 million used for capital expenditures, partially offset by $17.0 million provided by a reduction in restricted cash and $1.2 million provided by a sale of the Company’s interest in Contend. In the nine months ended September 27, 2015, net cash used for investing activities totaled $85.6 million and included $67.8 million for the acquisition of The San Diego Union-Tribune and $27.5 million for capital expenditures, partially offset by $10.5 million provided by a reduction in restricted cash.

Net cash provided by financing activities totaled $91.5 million in the nine months ended September 25, 2016. During the period the Company had net proceeds of $113.3 million from the private placement of 9.9 million shares of common stock, partially offset by $15.8 million used for principal payments on senior debt and $4.9 million used for payment of stockholder dividends. In the nine months ended September 27, 2015, net cash provided by financing activities totaled $42.2 million which included proceeds from the issuance of senior debt of $69.0 million, partially offset by $14.4 million in loan payments on senior debt, $9.1 million paid for stockholder dividends and $2.7 million paid for financing costs related to the issuance of senior debt.
2016 Private Placements
On June 1, 2016, the Company completed a $70.5 million private placement, pursuant to which the Company sold to Nant Capital, LLC (“Nant Capital”) 4,700,000 unregistered shares of the Company’s common stock at a purchase price of $15.00 per share. The Company intends to use the $70.4 million net proceeds from the sale to further execute on its growth strategy, including acquisitions and digital initiatives. The shares of common stock acquired by Nant Capital (the “Nant Shares”) are subject to certain lockup provisions that, subject to the terms and conditions set out in the purchase agreement dated May 22, 2016, among the Company, Nant Capital and Dr. Patrick Soon-Shiong (the “Nant Purchase Agreement”) prohibit certain transfers of the Nant Shares for the first three years following the date of issuance and, thereafter, any transfers of the Nant Shares that would result in a transfer of more than 25% of the Nant Shares in any 12-month period. The Nant Purchase Agreement also includes covenants prohibiting the transfer of shares of the Company’s common stock if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then-outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the Company’s then-existing primary geographical markets. Nant Capital and Dr. Patrick Soon-Shiong, and their respective affiliates, are also prohibited from acquiring additional equity of the Company if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then-outstanding shares of common stock.
In connection with the private placement, Dr. Soon-Shiong was elected to fill a newly-created position on the Company’s Board of Directors and was named non-executive Vice Chairman of the Board as of the date of the Company’s 2016 Annual Meeting of Stockholders on June 2, 2016. The Company granted Dr. Soon-Shiong the right to designate a replacement individual for election as a director at each annual and special meeting of the Company’s stockholders at which directors are to be elected as part of the slate of nominees recommended by the Board, subject to the reasonable prior approval of the Board’s Nominating and Corporate Governance Committee, in the event that Dr. Soon-Shiong is unable to continue to serve as a director. Nant Capital’s right to appoint a replacement director representative will expire upon the occurrence of either (a) the termination of the voting covenants described in the Nant Purchase Agreement or (b) at such time as Nant Capital, Dr. Soon-Shiong and their respective affiliates no longer beneficially own at least 75% of the shares originally acquired pursuant to the Nant Purchase Agreement.
On February 3, 2016, the Company completed a $44.4 million private placement, pursuant to which the Company sold to Merrick Media, LLC (“Merrick Media”) 5,220,000 shares of the Company’s common stock at a purchase price of $8.50 per share. The Company intends to use the $42.9 million net proceeds from the sale to execute further on its growth strategy, including acquisitions and digital initiatives. The shares of common stock acquired by Merrick Media (the “Merrick Shares”) are subject to certain lockup provisions that, subject to the terms and conditions set out in the purchase agreement dated February 3, 2016 among the Company, Merrick Media and Michael W. Ferro, Jr. (the “Merrick Purchase Agreement”), prohibit certain transfers of the Merrick Shares for the first three years following the date of issuance and, thereafter, any transfers of the Merrick Shares that would result in a transfer of more than 25% of the Merrick Shares purchased under the Merrick Purchase Agreement in any 12-month period.  The Merrick Purchase Agreement also includes covenants prohibiting the transfer of the Merrick Shares if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then-outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the then-existing primary geographical markets.  Merrick Media and Mr. Ferro and their respective affiliates, are also prohibited from acquiring additional equity if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then-outstanding shares of common stock.
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
Employee Reductions
In the fourth quarter of 2015, the Company offered the EVSP, which provided enhanced separation benefits to eligible non-union employees with more than one year of service.  The Company is funding the EVSP ratably over the payout period through salary continuation instead of lump sum severance payments. The salary continuation started in the fourth quarter of 2015 and continues through the first half of 2018. For the three and nine months ended September 25, 2016, the Company recorded an additional charge of $0.8 million and $9.7 million, respectively, for related severance, benefits and taxes in connection with the EVSP.
During the first quarter of 2016, the Company began the process to outsource its information technology function (“ITO”). Under the ITO, the Company expects to incur charges from the second quarter of 2016 to the third quarter of 2017 at a total estimated cost of $7.0 million. For the three and nine months ended September 25, 2016, the Company recorded a pretax charge of $1.5 million and $4.4 million, respectively, for related retention, severance, benefits and taxes in connection with the ITO.
In addition to the ITO, the Company implemented additional reductions in its staffing levels of 168 positions in the nine months ended September 25, 2016 and recorded a pretax charge related to these reductions and executive separations of $10.4 million.
Senior Term Facility
As of September 25, 2016, total principal outstanding under the secured loans (the “Term Loans”) provided for by the credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto dated August 4, 2014 (the “Senior Term Facility”) was $384.9 million. The Term Loans bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. The Term Loans amortize in equal quarterly installments equal to 1.25% of principal amounts borrowed against the Senior Term Facility with the balance payable on the maturity date, August 4, 2021. tronc, Inc, is the borrower under the Senior Term Facility and each of the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of tronc and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. The weighted average interest rate for the variable rate debt is 5.75%. As of September 25, 2016, the unamortized balance of the original issue discount was $3.3 million and the unamortized balance of the debt issuance costs associated with the term loans was $7.9 million. As of September 25, 2016, the Company was in compliance with the covenants of the Senior Term Facility.
Senior ABL Facility
The credit agreement between the Company, Bank of America, N.A., as administrative agent, collateral agent swing line lender and letter of credit issuer and the lenders party thereto dated August 4, 2014 (the “Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits tronc to increase the commitments under the Senior ABL Facility by up to $75.0 million. The Senior ABL Facility bears interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin and will mature on

August 4, 2019. tronc, Inc. and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. tronc, Inc. and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. The Senior ABL Facility contains a number of covenants that, among other things, limit the ability of tronc and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. Customary fees are payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. As of September 25, 2016, there were no borrowings under the Senior ABL Facility and $40.5 million of the Senior ABL Facility availability supported outstanding undrawn letters of credit in the same amount.
Letter of Credit Agreement
On August 4, 2014, tronc, formerly Tribune Publishing Company, and JPMorgan Chase Bank, N.A., as letter of credit issuer (the “L/C Issuer”) entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of standby letters of credit of up to a maximum aggregate principal face of $30.0 million. The Letter of Credit Agreement permits tronc, at the sole discretion of L/C Issuer, to request an increase of the amount available to be issued under the Letter of Credit Agreement up to an aggregate maximum face amount of $50.0 million. The Letter of Credit Agreement is scheduled to terminate on August 4, 2019. During the quarter ended September 27, 2015, the Company was notified that an outstanding letter of credit agreement was reduced from $27.5 million to $17.0 million. Accordingly, the Company received $10.5 million from the cash collateral account during the quarter. During the quarter ended September 25, 2016, the Company closed its letter of credit for $17.0 million and moved the letter of credit to Bank of America, N.A. under the Senior ABL facility. This movement allowed for the release of the remaining $17.0 million held as restricted cash. As of September 25, 2016, the Company had no outstanding undrawn letters of credit against the Letter of Credit Agreement.
New Accounting Standards
See Note 1 for a description of new accounting standards issued and/or adopted in the nine months ended September 25, 2016.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 25, 2016, there had been no material changes in the Company’s exposure to market risk from the disclosure included in the annual report on Form 10-K as filed with the SEC on March 14, 2016.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”)) under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)), as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that, as of September 25, 2016, due to the material weaknesses in internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 27, 2015 (the “Management Internal Controls Report”), the Company’s disclosure controls and procedures were not effective.
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
During the nine months ended September 25, 2016, except as discussed below and pertaining to the remediation of identified material weaknesses, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control over Financial Reporting
In response to the identified material weaknesses, management has identified several enhancements to the Company’s internal control over financial reporting to remediate the material weaknesses discussed in the Management Internal Controls Report. These ongoing efforts include the following:

•
appointment of an executive over the Corporate Compliance function to assist management in its efforts related to effective control design, documentation and implementation, as well as remediate ineffective controls;

•	enhancement of the documentation process for our preprint advertising forecasting;

•
the Company has formalized the process for single copy rate changes to ensure compliance with contractual rates and maintenance of supporting documentation and has enhanced processes to ensure supporting documentation for all circulation rate changes is properly maintained;

•	modification of the Company’s processes and controls over advertising insert variance analyses to ensure the appropriate controls are in place to address the associated risks;

•
streamlining the Company’s commission and sales bonus plans to limit the number of different plans and enhance control thereof, as well as implementation of a more robust sales and commission calculation, authorization and monitoring process, incorporating increased automation and eliminating many manual processes;

•	implementation of a more controlled repository for retaining control execution evidence; and

•	providing training and guidance throughout the year to re-educate control owners about control owner accountability and retaining required supporting control documentation.
Although management believes the Company has made improvements in these areas, additional efforts are underway to ensure remediation of the material weaknesses. Accordingly, the Company will continue to enhance overall monitoring of SOX compliance throughout the organization and more effectively integrate the controls into the day-to-day business operations while ensuring the associated risks are appropriately mitigated.
In addition, under the direction of the Audit Committee of the Company’s Board of Directors, management will continue to develop and implement policies and procedures to improve the overall effectiveness of internal control over financial reporting. Management believes the foregoing efforts will ensure effective remediation of the material weaknesses. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine additional measures are necessary to address control deficiencies or determine that it is necessary to modify the remediation plan described above. Management cannot provide assurance as to when the Company will remediate such weaknesses, nor can management be certain of whether additional actions will be required or the costs of any such actions.
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
On September 2, 2016, plaintiffs filed a consolidated complaint. The defendants filed motions to dismiss on October 3, 2016.  The defendants deny any and all allegations of wrongdoing and intend to defend vigorously against the lawsuits.  Due to the inherent uncertainty in litigation, however, the Company can provide no assurance as to the outcome of the matter or reasonably estimate a range of possible loss at this time.  Additionally, the Company maintains liability insurance for its directors and officers, which we expect to provide coverage for this litigation; however, there can be no guarantees as to coverage or whether any such policies will be adequate to cover all costs associated with this litigation.
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
On March 16, 2015, July 24, 2015, May 11, 2016, and August 12, 2016, the Bankruptcy Court entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved.
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
Item 1A. Risk Factors
In addition to the other information in this report, you should carefully consider the discussion under “Risk Factors” in Item 1A as filed in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2016 and supplemented in the Company’s Quarterly Reports on Form 10-Q. There have been no material changes to our risk factors as disclosed in such filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In August 2015, our Board of Directors authorized $30 million to be used for stock repurchases for 24 months from the date of authorization. No repurchases were made in the three months ended September 25, 2016, and the Company has $28.6 million of remaining authorization under the stock repurchase plan as of September 25, 2016.
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

TRONC, INC.

November 1, 2016	By:	/s/ Terry Jimenez
Terry Jimenez
(Chief Financial Officer and Principal Accounting Officer)