Form 10-K
period 2016-12-25
tronc, Inc.
filed 2017-03-08
CIK 1593195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 25, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
TRONC, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

435 North Michigan Avenue
Chicago Illinois	60611
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (312) 222-9100
Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $354,462,039 based upon the closing market price of $13.64 per share of Common Stock on the Nasdaq Global Select Market as of June 24, 2016.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2017
Common Stock, par value $0.01 per share	36,441,443
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The statements contained in this Annual Report on Form 10-K, as well as the information contained in the notes to our Consolidated and Combined Financial Statements, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based largely on our current expectations and reflect various estimates and assumptions by us. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in such forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond our control, include: changes in advertising demand, circulation levels and audience shares; competition and other economic conditions; our ability to develop and grow our online businesses; changes in newsprint price; our ability to maintain effective internal control over financial reporting; concentration of stock ownership among our existing directors and principal stockholders whose interests may differ from those of other stockholders; and other events beyond our control that may result in unexpected adverse operating results, including those discussed in Item 1A. - Risk Factors in this filing.
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
Item 1. Business
Overview
tronc, Inc., formerly Tribune Publishing Company, was formed as a Delaware corporation on November 21, 2013. tronc, Inc. together with its subsidiaries (collectively, “tronc,” or the “Company”) is a media company rooted in award-winning journalism, which operates over 150 titles in nine of the nation’s largest markets. tronc develops unique and valuable content across its vast media portfolio, which has earned a combined 93 Pulitzer Prizes and is committed to informing and inspiring a growing average monthly audience of 57 million. The Company’s diverse portfolio of iconic news and information brands are in markets including Los Angeles and San Diego, Ca.; Chicago, Il.; Fort Lauderdale and Orlando, Fl.; Baltimore, Md.; Hartford, Ct.; Allentown, Pa.; and Newport News, Va. tronc also offers an array of customized marketing solutions, and publishes a number of niche products, including Hoy and El  Sentinel, making tronc the country’s largest Spanish-language publisher.
The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of tronc’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter reflect spring advertising revenues, while the fourth quarter includes advertising revenues related to the holiday season.
During the second quarter of fiscal 2016, tronc began managing its business as two distinct segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local websites and mobile applications, digital only subscriptions, as well as Tribune Content Agency (“TCA”), forsalebyowner.com and Motiv8. Accordingly, the Company changed its segment reporting to two reportable segments. The prior periods have been revised to reflect the change in reportable segments. Prior to the second quarter of fiscal 2016, tronc was managed by its chief operating decision maker, as defined by ASC Topic 280, as one business and one reportable segment. For further information regarding the Company’s segments, see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Segments.
troncM
troncM’s media groups include the Chicago Tribune Media Group, the Los Angeles Times Media Group, the San Diego Media Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group and the Daily Press Media Group. tronc’s major daily newspapers have served their respective communities with local, regional, national and international news and information for more than 150 years. The Hartford Courant is the nation’s oldest continuously published newspaper and celebrated its 250th anniversary in October 2014.
In the year ended December 25, 2016, 49.4% of troncM’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and from the delivery of preprinted advertising supplements. Approximately 35.0% of operating revenues for the year ended December 25, 2016 were generated from the sale of newspapers and other publications to individual subscribers or to sales outlets that re-sell the newspapers. The remaining 15.6% of operating revenues for the year ended December 25, 2016 were generated from the provision of commercial printing and delivery services to other newspapers, direct mail advertising and services, and other related activities.
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
Other revenues are derived from commercial printing and delivery services provided to other newspapers, direct mail advertising and services and other related activities. The Company contracts with a number of national and local newspapers to both print and distribute their respective publications in local markets where it is a newspaper publisher. In some instances where it prints publications, it also manages and procures newsprint, ink and plates on their behalf. These arrangements allow the Company to leverage its investment in infrastructure utilized for its own publications. As a result, these arrangements tend to contribute incremental profitability and revenues. The Company currently distributes national newspapers (including The New York Times, USA Today, and The Wall Street Journal) in its local markets under multiple agreements. Additionally, in Los Angeles, Chicago, Hartford and Fort Lauderdale, the Company provides some or all of these services to other local publications.
troncM Products and Services
troncM’s product mix consists of three publication types: (i) daily newspapers, (ii) weekly newspapers and (iii) niche publications and direct mail. The key characteristics of each of these types of publications are summarized in the table below.

	Daily Newspapers	Weekly Newspapers	Niche Publications

Consumer Cost:	Paid	Paid and free	Paid and free
Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly, monthly or on an annual basis
tronc Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales	Paid: Revenue from advertising, rack/box sales
		Free: Advertising revenue only	Free: Advertising revenue only
As of December 25, 2016, troncM’s prominent print publications included:

Media Group	City	Masthead	Circulation Type	Paid or Free
Chicago Tribune Media Group
	Chicago, IL	Chicago Tribune	Daily	Paid
	Chicago, IL	Chicago Magazine	Monthly	Paid
	Chicago, IL	Hoy	Weekly	Free
	Chicago, IL	RedEye	Daily	Free

Media Group	City	Masthead	Circulation Type	Paid or Free
Los Angeles Times Media Group
	Los Angeles, CA	Los Angeles Times	Daily	Paid
	Los Angeles, CA	Hoy Los Angeles	Weekly	Free
San Diego Media Group
	San Diego, CA	The San Diego Union-Tribune	Daily	Paid
	San Diego, CA	Hoy San Diego	Weekly	Free
Sun Sentinel Media Group
	Broward County, FL, Palm Beach County, FL	Sun Sentinel	Daily	Paid
	Broward County, FL, Palm Beach County, FL	el Sentinel	Weekly	Free
Orlando Sentinel Media Group
	Orlando, FL	Orlando Sentinel	Daily	Paid
	Orlando, FL	el Sentinel	Weekly	Free
The Baltimore Sun Media Group
	Baltimore, MD	The Baltimore Sun	Daily	Paid
	Annapolis, MD	The Capital	Daily	Paid
	Westminster, MD	Carroll County Times	Daily	Paid
Hartford Courant Media Group
	Middlesex County, CT, Tolland County, CT, Hartford County, CT	The Hartford Courant	Daily	Paid
Daily Press Media Group
	Newport News, VA (Peninsula)	Daily Press	Daily	Paid
The Morning Call Media Group
	Lehigh Valley, PA	The Morning Call	Daily	Paid
troncM Acquisitions
In March 2014, The Baltimore Sun Media Group acquired the Baltimore City Paper and its related publications. In April 2014, the Hartford Courant Media Group acquired Reminder Media and its related publications in eastern and northern Connecticut. In May 2014, The Baltimore Sun Media Group acquired The Capital and the Carroll County Times and their related publications. In October 2014, the Chicago Tribune Media Group acquired six daily and 32 weekly suburban news and information brands from Wrapports, LLC (“Wrapports”). In May 2015, the Company acquired The San Diego Union-Tribune (f/k/a the U-T San Diego) and nine community weeklies and related digital properties in San Diego County, California. For further information regarding the Company’s acquisitions, see Note 7 of the Consolidated and Combined Financial Statements.
troncX
troncX is comprised of the Company’s digital revenues and related digital expenses from more than 130 digital platforms online and mobile applications, which collectively attracted more than 57 million average monthly unique visitors during the fourth quarter of 2016 based on the comScore Multi-platform Media Report for such period. troncX also includes digital only subscriptions to the Company’s newspapers as well as TCA, forsalebyowner.com and Motiv8.
TCA is a syndication and licensing business providing quality content solutions for publishers around the globe.  Working with a vast collection of the world’s best news and information sources, TCA delivers a daily news service and syndicated premium content to 2,100 media and digital information publishers in over 75 countries. Tribune News Service delivers the best material from 70 leading companies, including Los Angeles Times, Chicago Tribune, Bloomberg News,

Miami Herald, The Dallas Morning News, Seattle Times and The Philadelphia Inquirer. Tribune Premium Content syndicates columnists such as Leonard Pitts, Cal Thomas, Clarence Page, Ask Amy, Mario Batali and Rick Steves. TCA manages the licensing of premium content from publications such as Rolling Stone, The Atlantic, Fast Company, Mayo Clinic, Inc. and many more. TCA traces its roots to 1918.
forsalebyowner.com is a national consumer-to-consumer focused real estate website. The majority of the revenue generated by forsalebyowner.com is generated through its website. but approximately one-third is generated through a call center and strategic partnerships with service providers in the real estate industry. The business generates the majority of its revenue by selling listing packages directly to home sellers who receive online advertising, home pricing tools, marketing advice, yard signs and technical support. forsalebyowner.com also sells packages that allow home sellers to list their homes with other national websites such as Zillow and Realtor.com as well as their local multiple listing service (“MLS”).
Motiv8 is a full-service direct response, content solution and performance marketing agency. Motiv8 services include direct response advertising, marketing strategy, DRTV, direct response radio, creative production, printing and fulfillment, custom websites, landing pages, interactive advertising, outdoor advertising, email marketing and marketing optimization.
In the year ended December 25, 2016, 82.1% of troncX’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space on interactive websites and from digital marketing services. Digital advertising can be in the form of display, banner ads, advertising widgets, coupon ads, video, search advertising and linear ads placed on tronc and affiliated websites. Digital marketing services include development of mobile websites, search engine marketing and optimization, social media account management and content marketing for its customers’ web presence for small to medium size businesses.
The remaining 17.9% of operating revenues for the year ended December 25, 2016 were generated from the sale of digital content and other related activities.
troncX Products and Services
As of December 25, 2016, the Company’s prominent websites include:

Websites
www.tronc.com	www.orlandosentinel/elsentinel.com
www.chicagotribune.com	www.baltimoresun.com
www.chicagomag.com	www.capitalgazette.com
www.vivelohoy.com	www.carrollcountytimes.com
www.redeyechicago.com	www.courant.com
www.latimes.com	www.dailypress.com
www.la.com	www.themorningcall.com
www.hoylosangeles.com	www.forsalebyowner.com
www.sandiegouniontribune.com	www.TheDailyMeal.com
www.sun-sentinel.com	www.TheActiveTimes.com
www.sun-sentinel/elsentinel.com	www.TheCube.com
www.orlandosentinel.com
troncX Acquisitions
In December 2016, the Company completed acquisitions totaling $7.6 million of Spanfeller Media, a digital platform which includes The Daily Meal and The Active Times, and The Cube, an on-line site for high school sports videos. For further information regarding the Company’s acquisitions, see Note 7 of the Consolidated and Combined Financial Statements.

In May 2014, tronc’s subsidiary, TCA News Service, LLC, acquired the outstanding 50% interest in McClatchy/Tribune Information Services (“MCT”), making the subsidiary wholly-owned. In August 2014, the Company acquired a 20% equity interest in Contend, LLC (“Contend”), a content creation company, which was subsequently sold back to Contend in March 2016.
Competition
Each of the Company’s nine major daily newspapers holds a leading market position in their respective DMAs, or designated market areas, as determined by Nielsen, and competes for readership and advertising with both local or community newspapers as well as national newspapers and other traditional and web-based media sources. The Company faces competition for both advertising dollars and consumers’ dollars and attention.
The competition for advertising dollars comes from local, regional, and national newspapers, digital platforms that have content, search, aggregation and social media functionalities, magazines, broadcast, cable and satellite television, radio, direct mail, yellow pages, outdoor, and other media as advertisers adjust their spending based on the perceived value of the audience reached and the cost to reach that audience.
The secular shift impacting how content is consumed has led to increased competition from a wide variety of new digital content offerings, many of which are often free to users. Besides price, variables impacting customer acquisition and retention include the quality and nature of the user experience and the quality of the content offered.
To address the structural shift to digital media, the Company provides editorial content on a wide variety of platforms and formats - from the printed daily newspaper to leading local websites; on social network sites such as Facebook, Apple News and Twitter; on smartphones and e-readers; on websites and blogs; in niche online publications and in e-mail newsletters. In fiscal year 2016, the Company continued to make significant progress in our digital transformation including:

•	Ensuring we have a solid, flexible and agile technology platform and product development approach;

•	Developing data-driven local and national product platforms;

•	Growing audience reach and engagement across the portfolio;

•	Optimizing our digital consumer, advertising and alternative revenue streams, and

•	Laying the groundwork for a mobile-first development culture.
Raw Materials
As a publisher of newspapers, tronc utilizes substantial quantities of various types of paper. During 2016, we consumed approximately 164 thousand metric tons of newsprint. We currently obtain the majority of our newsprint from three North American suppliers, primarily under long-term contracts. Substantially all of our paper purchasing is done on a regional, volume purchase basis, and draws upon Canadian and U.S. based suppliers. We believe that our current sources of paper supply are adequate. Our earnings are sensitive to changes in newsprint prices. Newsprint and ink expense accounted for 6.7% of total operating expenses in fiscal year 2016.
Employees
As of December 25, 2016, we had approximately 6,458 full-time and part-time employees, including approximately 802 employees represented by various employee unions. We believe our relations with our employees are satisfactory.
Intellectual Property
Currently, we do not face major barriers to our operations from patents owned by third parties. However, because we operate a large number of websites and mobile applications in high-visibility markets, we do defend patent litigation, from time to time, brought primarily by non-practicing entities, as opposed to marketplace competitors. We have sought patent protection in certain instances; however, we do not consider patents to be material to our business as a whole. Of greater importance to our overall business are the federal, international and state trademark registrations and applications that protect, along with our common law rights, our brands, certain of which are long-standing and well known, such as Los Angeles Times, Chicago Tribune and The Hartford Courant. Generally, the duration of a trademark registration is perpetual if it is renewed on a timely basis and continues to be used properly as a trademark. We also own a large number of copyrights, none of which individually is material to the business. We maintain certain licensing and content sharing relationships with third-party content providers that allow us to produce the particular content mix we provide to our customers in our markets. In connection with the distribution of the common stock of the Company by Tribune Media Company, formerly Tribune Company (“TCO”), we entered into a number of agreements with TCO or its subsidiaries that provide for licenses to certain intellectual property, and in particular, we entered into a license agreement with TCO that provides a non-exclusive, royalty-free license for us to use certain trademarks, service marks and trade names, including the Tribune name. Other than the foregoing and commercially available software licenses, we do not believe that any of our licenses to third-party intellectual property are material to our business as a whole.
Restructuring and Spin-off from Tribune Media Company
On December 8, 2008 (the “Petition Date”), TCO, and 110 of its direct and indirect wholly-owned subsidiaries (each a “Debtor” and, collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 (“Chapter 11”) of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). A joint plan of reorganization for the Debtors (the “Plan”) became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). Certain of the legal entities included in the Consolidated and Combined Financial Statements of tronc were Debtors or, as a result of the restructuring transactions undertaken pursuant to the Plan, are successor legal entities to legal entities that were Debtors (collectively, the “tronc Debtors”). As of August 12, 2016, all of the tronc Debtor cases have been closed by final decree issued by the Bankruptcy Court. The remaining Chapter 11 cases relate to Debtors and successor legal entities that are subsidiaries of TCO and the cases continue to be administered under the caption “In re: Tribune Media Company, et al.,” Case No. 08-13141.
On July 10, 2013, TCO announced its plan to spin-off essentially all of its publishing business into an independent company (the “Distribution”). The business represented the principal publishing operations of TCO and certain other entities wholly-owned by TCO and was organized as a new company. On August 4, 2014 (“Distribution Date”), TCO completed the spin-off of its principal publishing operations into tronc, by distributing 98.5% of the outstanding shares of tronc common stock to holders of TCO common stock and warrants. Based on the number of shares of TCO common stock and TCO warrants outstanding as of 5:00 P.M. Eastern time on July 28, 2014 and the distribution ratio, 25,042,263 shares of tronc common stock were distributed to the TCO stockholders and holders of TCO warrants and TCO retained 381,354 shares of tronc common stock, representing 1.5% of outstanding common stock of tronc. In connection with the spin-off, tronc paid a $275.0 million cash dividend to TCO from a portion of the proceeds of a senior secured credit facility entered into by the Company.
Available Information
tronc maintains its corporate website at www.tronc.com. The Company makes available free of charge on www.tronc.com this Annual Report on Form 10-K, the Company’s Quarterly Reports on Form 10-Q, the Company’s Current Reports on Form 8-K, and amendments to all those reports, all as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).
Item 1A. Risk Factors
Investors should carefully consider each of the following risks, together with all of the other information in this Annual Report on Form 10-K, in evaluating an investment in the Company’s common stock. The following risks relate to the Company’s business, the separation from TCO, indebtedness, the securities markets and ownership of the Company’s common stock. If any of the following risks and uncertainties develop into actual events, the Company could be materially and adversely affected. If this occurs, the trading price of the Company’s common stock could decline, and investors may lose all or part of their investment.
Risks Relating to Our Business
Advertising demand is expected to continue to be affected by changes in economic conditions and fragmentation of the media landscape.
Advertising revenue is our largest source of revenue. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. National and local economic conditions, particularly in major metropolitan markets, affect the levels of retail, national and classified newspaper advertising revenue. Changes in gross domestic product, consumer spending, auto sales, housing sales, unemployment rates, job creation, and circulation levels and rates, as well as federal, state and local election cycles, all affect demand for advertising.
A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Consolidation across various industries, such as large department store and telecommunications companies, may also reduce overall advertising revenue.
Competition from other media, including other metropolitan, suburban and national newspapers, websites, including news aggregation websites, social media websites and search engines, broadcasters, cable systems and networks, satellite television and radio, magazines, direct marketing and solo and shared mail programs, affects our ability to retain advertising clients and maintain or raise rates. In recent years, Internet sites devoted to recruitment, automotive and real estate have become significant competitors of our newspapers and websites for classified advertising, and retaining our historical share of classified advertising revenue remains a significant ongoing challenge.
Seasonal variations in consumer spending cause our quarterly advertising revenue to fluctuate. Second and fourth quarter advertising revenue is typically higher than first and third quarter advertising revenue, reflecting the slower economic activity in the winter and summer and the stronger fourth quarter holiday season.
Demand for our products is also one of many factors in determining advertising rates. For example, circulation levels for our newspapers have been declining.
All of these factors continue to contribute to a difficult advertising sales environment and may further adversely affect our ability to grow or maintain our advertising revenue. Our advertising revenues may decline or may decline at a faster rate than anticipated.
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
In addition, the range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising than for print advertising. Digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale are also playing a significant role in the advertising marketplace, which may cause downward pricing pressure. In addition, evolving standards for delivery of digital advertising, such as viewability, could adversely affect advertising revenues. Consequently, our digital advertising revenue may not be able to replace print advertising revenue lost as a result of the shift to digital consumption. A decrease in our customers’ advertising expenditures, reduced demand for our offerings or a surplus of advertising inventory could lead to a reduction in pricing and advertising spending, which could have an adverse effect on our businesses and assets. Our inability to maintain and/or improve the performance of our customers’ advertising results on our digital properties may negatively influence rates we achieve in the marketplace for our advertising inventory.

Paywalls on our newspaper websites require users to pay for content after accessing a limited number of pages or news articles for free each month. Our ability to build a subscriber base on our digital platforms depends on market acceptance, consumer habits, pricing, terms of delivery platforms and other factors. In addition, the paywall may result in fewer page views or unique visitors to our websites if digital viewers are unwilling to pay to gain access to our digital content. Stagnation or a decline in website traffic levels may adversely affect our advertiser base and advertising rates and result in a decline in digital revenue. In order to retain and grow our digital subscription base and audience, we may have to further evolve our digital subscription model, address changing consumer requirements and develop and improve our digital products while continuing to deliver high-quality journalism and content that is interesting and relevant to our audience. There can be no assurance that we will be able to successfully maintain and increase our digital subscription base and audience or that we will be able to do so without taking steps such as reducing pricing or increasing costs that would affect our financial condition and results of operations.
Technological developments may also pose other challenges that could adversely affect our operating revenues and competitive position. New delivery platforms may lead to pricing restrictions, the loss of distribution control and the loss of a direct relationship with consumers. Our advertising and circulation revenues have declined, reflecting general trends in the newspaper industry, including declining newspaper buying (by young people in particular) and the migration to other available forms of media for news. We may also be adversely affected if the use of technology developed to block the display of advertising on websites and mobile devices, fraudulent traffic generated by “bots,” or malware proliferate.
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
Our newspaper publications generate a portion of their advertising revenue from automotive, employment, and real estate classified advertising. In recent years, websites dedicated to automotive, employment, and real estate advertising have become competitors of our newspapers and websites. As a result, even in the absence of a recession or economic downturn, technological, industry, or other changes specifically affecting these advertising sources could reduce advertising revenues and adversely affect our financial condition and results of operations.
Our operating revenues primarily consist of advertising and paid circulation. Competition for advertising expenditures and paid circulation comes from a variety of sources, including local, regional and national newspapers, the Internet, including news aggregation websites, social media websites and search engines, magazines, broadcast, cable and satellite television, radio, direct mail, yellow pages, outdoor billboards, and other media. Free daily newspapers are available in several metropolitan markets, and there can be no assurance that free daily publications, or other publications, will not be introduced in any markets in which we publish newspapers. Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics, and circulation levels. Competition for circulation is based largely upon the content of the newspaper, its price, editorial quality, customer service, and other sources of news and information. Circulation revenue and our ability to achieve price increases for our print products may be affected by competition from other publications and other forms of media available in our various markets, declining consumer spending on discretionary items like newspapers, decreasing amounts of free time, and declining frequency of regular newspaper buying among certain demographics. We may incur higher costs competing for advertising dollars and paid circulation. If we are not able to compete effectively for advertising dollars and paid circulation, our operating revenues may decline and our financial condition and results of operations may be adversely affected.

Our primary strategy is to transition from a print-focused media company to a digital platform media company, and if we are not successful in our transition, our business, financial condition and prospects will be adversely affected.
Our ability to successfully transition from a print-focused media company to a digital platform media company depends on various factors, including, among other things, the ability to:

•	increase digital audiences;

•	increase the amount of time spent on our websites, the likelihood of users returning to our websites, and their level of engagement;

•	attract advertisers to our websites;

•	tailor our products for mobile and tablet devices;

•	maintain or increase online advertising rates;

•	exploit new and existing technologies to distinguish our products and services from those of competitors and develop new content, products and services; and

•	invest funds and resources in digital opportunities.
There are no assurances that we will be able to attract and retain employees with skill sets and knowledge base needed to successfully operate in digital business structure, that our sales force will be able to effectively sell advertising in the digital advertising arena versus our historical print advertising business, or that we will be able to effect the operational changes necessary to transition to from a print-focused business to a digital-focused business. We may be limited in our ability to invest funds and resources in digital products, services or opportunities, and we may incur research and development costs in building, maintaining and evolving our technology infrastructure.
Decreases, or slow growth, in circulation may adversely affect our circulation and advertising revenues.
Our newspapers, and the newspaper industry as a whole, are experiencing challenges to maintain or grow print circulation and circulation revenue. This results from, among other factors, increased competition from other media, particularly the Internet (which are often free to users), changing newspaper readership demographics and shifting preferences among some consumers to receive all or a portion of their news other than from a newspaper. These factors could affect our ability to implement circulation price increases for our print products. Our print circulation and circulation revenue may decline or may decline at a faster rate than anticipated.
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
In 2016, we generated approximately 8.3% of our revenue from printing and distributing third-party publications, and our relationships with these third parties are generally pursuant to short-term contracts. As a result, if the macroeconomic and industry trends described herein such as the sensitivity to perceived economic weakness of discretionary spending available to advertisers and subscribers, circulation declines, shifts in consumer habits and the increasing popularity of digital media affect those third parties, we may lose, in whole or in part, a substantial source of revenue, which may adversely impact our results of operations.

If we are unable to execute cost-control measures successfully, our total operating costs may be greater than expected, which would adversely affect our profitability.
Commencing in 2014, we have taken steps to reduce operating costs by implementing general cost-control measures across the Company, which include offering employee buyouts and amending retirement benefits. We plan to continue our cost management efforts. If we do not achieve expected savings, are unable to implement additional cost-control measures, or our operating costs increase as a result of investments in strategic initiatives, our total operating costs would be greater than anticipated. In addition, if we do not manage our costs properly, such efforts may affect the quality of our products and our ability to generate future revenues. Reductions in staff and employee benefits and changes to our compensation structure could also adversely affect our ability to attract and retain key employees.
Significant portions of our expenses are fixed costs that neither increase nor decrease proportionately with revenues. If we are not able to implement further cost-control efforts or reduce our fixed costs sufficiently in response to a decline in our revenues, this could adversely affect our results of operations.
Newsprint prices may continue to be volatile and difficult to predict and control.
Newsprint and ink expense was 6.7% of our total operating expenses in 2016. The price of newsprint has historically been subject to change, and the consolidation of North American newsprint mills over the years has reduced the number of suppliers. We have historically been able to realize favorable newsprint pricing by virtue of our company-wide volume and a long-term contract with a significant supplier. Failure to maintain our current consumption levels, further supplier consolidation or the inability to maintain our existing relationships with our newsprint suppliers may adversely affect newsprint prices in the future.
We may not be able to adapt to technological changes.
Advances in technologies or alternative methods of content delivery or changes in consumer behavior driven by these or other technologies have had and could continue to have a negative effect on our business. We cannot predict the effect such technologies will have on our operations. In addition, the expenditures necessary to implement these new technologies could be substantial and other companies employing such technologies before we are able to do so could aggressively compete with our business.
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
The systems underlying the operations of each of our businesses are complex and diverse, and must efficiently integrate with third-party systems, such as wire feeds, video playout systems and credit card processors. Key systems include, without limitation, billing, website and database management, customer support, editorial content management, advertisement and circulation serving and management systems, information technology and communications systems, print and insert production systems, and internal financial systems. Some of these systems and/or support thereof are outsourced to third parties. We or our third-party service providers may experience problems with these systems. All information technology and communication systems are subject to reliability issues, integration and compatibility concerns, and security-threatening intrusions. The continued and uninterrupted performance of our key systems is critical to our success. Unanticipated problems affecting these systems could cause interruptions in our services. In addition, if our third-party service providers face financial or other difficulties, our business could be adversely impacted. Any significant errors, damage, failures, interruptions, delays, or other problems with our systems, our backup systems or our third-party service providers or their systems could adversely impact our ability to satisfy our customers or operate our businesses, and could have a material adverse effect on our operating results.
Our business, operating results and reputation may be negatively impacted and we may be subject to legal and regulatory claims if there is a loss, destruction, disclosure, misappropriation or alteration of or unauthorized access to data owned or maintained by us, or if we are the subject of a significant data breach or cyberattack.
We rely on our information technology and communications systems to manage our business data, including communications, news and advertising content, digital products, order entry, fulfillment and other business processes. Attempts to compromise information technology and communications systems occur regularly across many industries and sectors, and we may be vulnerable to security breaches beyond our control. Moreover, the techniques used to attempt attacks are constantly changing. As cyberattacks become increasingly sophisticated, and as tools and resources become more readily available to malicious third parties, there can be no guarantee that our actions, security measures and controls designed to prevent, detect or respond to intrusion, to limit access to data, to prevent destruction, alteration, or exfiltration of data, or to limit the negative impact from such attacks, can provide absolute security against compromise. As a result, our business data, communications, news and advertising content, digital products, order entry, fulfillment and other business processes may be lost, destroyed, disclosed, misappropriated, altered or accessed without consent.
A significant breach or successful attack could result in significant remediation costs, including repairing system damage, engaging third-party experts, deploying additional personnel, training employees, and compensation or incentives offered to third parties whose data has been compromised. Breaches of information security may lead to lost revenues resulting from a loss in competitive advantage due to the unauthorized disclosure, alteration, destruction or use of business data, the failure to retain or attract customers, the disruption of critical business processes or information technology systems, and the diversion of management’s attention and resources. Moreover, such disruptions and breaches may result in adverse media coverage, which may harm our reputation. We may be subject to legal claims or legal proceedings, including regulatory investigations and actions, and related legal fees, as well as potential settlements, judgments and fines. We maintain insurance, but the coverage and limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.
Our possession and use of personal information and the use of payment cards by our customers present risks and expenses that could harm our business. Unauthorized access to or disclosure or manipulation of such data, whether through breach of our network security or otherwise, could expose us to liabilities and costly litigation and damage our reputation.
Our online systems store and process confidential subscriber, employee and other sensitive data, such as names, email addresses, addresses, personal health information, social security numbers, and other personal information. Therefore, maintaining our network security is critical. Additionally, we depend on the security of our third-party service providers. Unauthorized use of or inappropriate access to our, or our third-party service providers’ networks, computer systems and services could potentially jeopardize the security of confidential information, including payment card (credit or debit) information, of our customers. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we or our third-party service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Non-technical means, for example, actions by an employee, can also result in a data breach. A party that is able to circumvent our security measures could misappropriate our proprietary information or the information of our customers, users or employees, cause interruption in our operations, or damage our computers or those of our customers or users. As a result of any such breaches, we may be subject to legal claims, and these events may adversely impact our reputation and interfere with our ability to provide our products and services, all of which may have a material adverse effect on our business, financial condition and results of operations. The coverage and limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.
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
Our brands and reputation are key assets, and negative perceptions or publicity could adversely affect our business, financial condition and results of operations.
Our brands are key assets of the Company, and our success depends on our ability to preserve, grow and leverage the value of our brands. We believe that our brands are trusted by consumers and have excellent reputations for high-quality journalism and content. To the extent consumers perceive the quality of our products to be less reliable or our reputation is damaged, our business, financial condition or results of operations may be adversely affected.
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
From time to time, we could be party to litigation, including matters relating to alleged libel or defamation, employment-related matters, or claims that may provide for statutory damages, in addition to regulatory, environmental and other proceedings with governmental authorities and administrative agencies. Furthermore, the coverage, if any, and limits of our insurance policies may not be adequate to reimburse us for losses associated with lawsuits or investigations. Adverse outcomes in lawsuits or investigations may result in significant monetary damages or injunctive relief that may adversely affect our operating results, financial condition and cash flows as well as our ability to conduct our businesses as we are presently conducting them.

In some instances, third parties may have an obligation to indemnify us for liabilities related to litigation or governmental investigations, and may be unable to, or fail to fulfill such obligations.  For example, in connection with The San Diego Union-Tribune acquisition, the seller agreed to indemnify us for certain outstanding legal matters, including the carrier litigation matter (see Note 7 to the Consolidated and Combined Financial Statements for further information). It is possible that the resolution of one or more such legal matters could result in significant monetary damages. The carrier litigation matter, for example, is being appealed and if adversely determined against us, could result in a final minimum damages award in excess of $12 million, which increases as interest accrues on the unpaid judgment. If the seller in The San Diego Union-Tribune acquisition were to fail to indemnify us, we would be responsible for the monetary damages, which could adversely affect our financial condition and cash flow.
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
Acquisitions involve a number of risks, including, (i) problems implementing disclosure controls and procedures for the newly acquired business; (ii) the challenges in achieving strategic objectives, cost savings and other anticipated benefits; (iii) unforeseen difficulties extending internal control over financial reporting and performing the required assessment at the newly acquired business; (iv) potential adverse short-term effects on operating results through increased costs or otherwise; (v) potential future impairments of goodwill associated with the acquired business; (vi) diversion of management’s attention and failure to recruit new, and retain existing, key personnel of the acquired business; (vii) failure to successfully implement systems integration; (viii) exceeding the capability of our systems; (ix) the risks inherent in the systems of the acquired business and risks associated with unanticipated events or liabilities, any of which could have a material adverse effect on our business, financial condition and results of operations; and (x) stockholder dilution if an acquisition is consummated (in whole or in part) through an issuance of our securities.
Our ability to execute an acquisition strategy may also encounter limitations in completing transactions.  Among other considerations, we may not be able to obtain necessary financing on attractive terms or at all, and we may face regulatory considerations that limit the identity of candidates with whom we are permitted to proceed or impose delays.
Strategic investments are an important component of our business strategy as well. Investments in other companies expose us to the risk that we may not be able to control the operations of the companies we have invested in, which could decrease the benefits we realize from a particular relationship. The success of these investments is dependent on companies we invest in, as well as other investors. We also are exposed to the risk that a company in which we have made an investment may encounter financial difficulties, which could lead to disruption of the company’s business or operations. Further, our ability to monetize the investments and/or the value we may receive upon any disposition may depend on the actions of the companies we have invested in and other investors. As a result, our ability to control the timing or process relating to a disposition may be limited, which could adversely affect the liquidity of these investments or the value we may ultimately attain upon disposition. If the value of the companies in which we invest declines, we may be required to record a charge to earnings. There can be no assurances that we will receive a return on these investments or that they will result in revenue growth or will produce equity income or capital gains in future years.

If we are unable to successfully operate our business in new markets we may enter, our business, financial condition, and results of operations could be adversely affected.
Our future financial results will depend in part on our ability to profitably manage our business in new markets that we may enter. We plan to grow troncX’s revenues through digital news and content verticals, including through organic growth of our existing properties and acquisitions of and investments in related businesses. We have dedicated internal resources and effort to this business strategy. Furthermore, we have expended, and may in the future expend, significant resources and effort acquiring and implementing digital news and content verticals. We believe that digital news and content verticals offer opportunities for revenue growth but there can be no assurances that this business strategy will be successful. In order to successfully execute on our growth initiatives, we will need to, among other things, anticipate and react to market conditions and develop expertise in areas outside of our business’s traditional core competencies. If we are unable to manage and grow our business in new markets such as digital news and content verticals, our business, financial condition, and results of operations could be adversely affected.
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
We assumed an underfunded pension liability as part of The San Diego Union-Tribune acquisition and our pension obligations could increase.
The San Diego Union-Tribune, LLC Retirement Plan is currently underfunded. As a result, our pension funding requirements could increase due to a reduction in the plan’s funded status. The extent of underfunding is directly affected by a variety of factors, including weak performance of financial markets, declining interest rates, changes in assumptions or investments that do not achieve adequate or expected returns, and liquidity of the plan’s investments. It also is affected by the rate and age of employee retirements, along with actual experience compared to actuarial projections. These items affect pension plan assets and the calculation of pension obligations and expenses. Such changes could increase the cost to our obligations, which could have a material adverse effect on our results and our ability to meet those obligations. In addition, changes in the law, rules, or governmental regulations with respect to pension funding could also materially and adversely affect cash flow and our ability to meet our pension obligations.
We may be obligated to make greater contributions to multiemployer defined benefit pension plans that cover our union-represented employees in the next several years than previously required, placing greater liquidity needs upon our operations.
We contribute to a number of multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover our union-represented employees. We are the only employer whose contributions represent more than 5% of the total contributions to each of the Chicago Newspaper Publishers Drivers’ Union Pension Plan (the “Drivers’ Plan”) and the GCIU Employer Retirement Benefit Plan (the “GCIU Plan”).
The trustees of the Drivers’ Plan and the GCIU Plan implemented rehabilitation plans in 2011 and 2009, respectively, as a result of the critical status of their respective plans. The rehabilitation plans were designed to exit critical status, in the case of the Drivers’ Plan, and forestall insolvency, in the case of the GCIU Plan. The Drivers’ Plan and the GCIU Plan have been certified by their respective actuaries to be in critical and declining status, with projected insolvency in 2035 and 2027, respectively. As of December 25, 2016, assuming our contributions from January 1, 2017 through 2025 in the case of the Drivers’ Plan, which is the expiration of its rehabilitation plan’s term, and through the projected insolvency date of 2027 in the case of the GCIU Plan, it is estimated that the Company’s contributions to these plans will total $69.6 million and $10.1 million, respectively, based on the actuarial assumptions utilized to develop the rehabilitation plans and assuming our staffing levels as of December 25, 2016 remain unchanged.

The funding obligations under the rehabilitation plans described above are subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations. There can be no assurances that the funding obligations under the rehabilitation plans will not increase in the future or that the rehabilitation plans will be successful in preventing or forestalling the projected insolvency of the multiemployer plans. Trustees are required to review rehabilitation plans annually and, if necessary, revise them. Given the critical and declining status of the Drivers’ Plan and the GCIU Plan, and their projected insolvency in 2035 and 2027, respectively, the trustees may amend the current, or adopt new, rehabilitation plans with increased funding obligations. Trustees also may decide to terminate a multiemployer plan rather than permit it to become insolvent, and a termination would result in withdrawal liabilities for the participating employers.
The risks of participating in multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer withdraws from or otherwise ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Alternatively, if we stop participating in one of our multiemployer plans or one of our multiemployer plans merges with another plan, we may incur a liability based on the unfunded status of the plan.
Labor strikes, lockouts and protracted negotiations can lead to business interruptions and increased operating costs.
As of December 25, 2016, union employees comprised approximately 12% of our workforce. We are required to negotiate collective bargaining agreements across our business units on an ongoing basis. Complications in labor negotiations can lead to work slowdowns or other business interruptions and greater overall employee costs. If we or our suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions or others could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by disrupting our ability to provide customers with our products or services. Depending on its duration, any lockout, strike or work stoppage may have an adverse effect on our operating revenues, cash flows or operating income or the timing thereof.
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
We and members of our board of directors and certain of their affiliates have been named as defendants in a consolidated stockholder derivative lawsuit, and could be named in additional related litigation, all of which may require significant management time and attention, and result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition.
On June 1, 2016, Capital Structures Realty Advisors LLC, which purports to be a stockholder in the Company, filed a derivative lawsuit in the Delaware Court of Chancery against the members of the Company’s Board of Directors as of June 1, 2016, Dr. Patrick Soon-Shiong and Nant Capital LLC (“Nant Capital”).  The complaint has named the Company as a nominal defendant. The complaint alleges in relevant part that the Board breached its fiduciary duties by “refusing to negotiate with Gannett in good faith” and by “going forward with the stock sale” to Dr. Soon-Shiong and Nant Capital.  The complaint further alleges that Nant Capital and Dr. Soon-Shiong aided and abetted the Board’s breaches of fiduciary duty.  On June 6, 2016, a second derivative complaint was filed in the Delaware Court of Chancery by Monroe County Employees Retirement System, which purports to be a stockholder in the Company.  On June 15, 2016, a third, mirror image, derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named John Solak, who purports to be a stockholder in the Company.  All three cases were consolidated on June 17, 2016, under the caption In re Tribune Publishing Co. Stockholder Litigation, Consolidated C.A. No. 12401-VCS.  On June 20, 2016, a fourth, mirror image derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named B.W. Tomasino, who purports to be a stockholder in the Company.  That case was consolidated with the other three derivative cases on July 7, 2016.  On September 2, 2016, plaintiffs filed a consolidated complaint. The plaintiffs seek equitable and injunctive relief, including, without limitation, rescission of the stock sale to Dr. Patrick Soon-Shiong and Nant Capital, implementation of a special committee to consider Gannett and any other offer for the Company, money damages, and costs and disbursements, and such other relief deemed just and proper. The defendants deny any and all allegations of wrongdoing and intend to defend vigorously against the lawsuits.
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
If the Distribution does not qualify as a tax-free distribution under Section 355 of the IRC, including as a result of subsequent acquisitions of stock of TCO or tronc, then TCO may be required to pay substantial U.S. federal income taxes, and tronc may be obligated to indemnify TCO for such taxes imposed on TCO as a result thereof.
TCO received a private letter ruling (the “IRS Ruling”) from the Internal Revenue Service (the “IRS”) to the effect that the Distribution and certain related transactions qualify as tax-free to TCO, tronc and the TCO stockholders and warrantholders for U.S. federal income tax purposes. Although a private letter ruling from the IRS generally is binding on the IRS, the IRS Ruling does not rule that the Distribution satisfies every requirement for a tax-free distribution, and the parties rely solely on the opinion of counsel described below for comfort that such additional requirements are satisfied.
In connection with the Distribution, TCO received an opinion of special tax counsel to TCO to the effect that the Distribution and certain related transactions qualify as tax-free to TCO and the stockholders and warrantholders of TCO. The opinion of TCO’s special tax counsel relied on the IRS Ruling as to matters covered by it.

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
Among other reasons, the Distribution would be taxable to TCO pursuant to Section 355(e) of the IRC if there is a 50% or more change in ownership of either TCO or tronc, directly or indirectly, as part of a plan or series of related transactions that include the Distribution. Section 355(e) might apply if other acquisitions of stock of TCO before or after the Distribution, or of tronc after the Distribution, are considered to be part of a plan or series of related transactions that include the Distribution. If Section 355(e) applied, TCO might recognize a very substantial amount of taxable gain.
Under the tax matters agreement, in certain circumstances, and subject to certain limitations, we are required to indemnify TCO against taxes on the Distribution that arise as a result of our actions or failures to act after the Distribution.
We may incur significant costs to address contamination issues at certain sites operated or used by our publishing businesses.
In connection with the Distribution, we agreed to indemnify TCO for any claims or expenses related to certain identified environmental issues. The identified issues generally relate to sites previously owned, operated or used by TCO’s publishing businesses and in some cases, continue to be used for our publishing businesses at which contamination was identified. Historically, TCO’s publishing business was obligated to investigate and remediate contamination at certain of these sites. TCO was also required to contribute to cleanup costs at certain of these sites that were third-party waste disposal facilities at which it disposed of its wastes. We could have additional investigation and remediation obligations and be required to contribute to cleanup costs at these facilities. Environmental liabilities, including investigation and remediation obligations, could adversely affect our operating results or financial condition.
Federal and state fraudulent transfer laws and Delaware corporate law may permit a court to void the Distribution and related transactions, which would adversely affect our financial condition and our results of operations.
In connection with the Distribution, TCO undertook a series of internal corporate reorganization transactions which, along with the contribution of TCO’s publishing businesses, the distribution of tronc shares and the cash dividend paid to TCO, may be subject to challenge under federal and state fraudulent conveyance and transfer laws as well as under Delaware corporate law. Under applicable laws, any transaction, contribution or distribution contemplated as part of the Distribution could be voided as a fraudulent transfer or conveyance if, among other things, the transferor received less than reasonably equivalent value or fair consideration in return and was insolvent or rendered insolvent by reason of the transfer.
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
Our operating revenues are sensitive to discretionary spending available to advertisers and subscribers in the markets we serve, as well as their perceptions of economic trends and uncertainty. Weak economic indicators, such as high unemployment rates, weakness in housing and uncertainty regarding the national and state governments’ ability to resolve fiscal issues, may adversely impact advertiser and subscriber sentiment. These types of conditions could impair our ability to maintain and grow our advertiser and subscriber bases.
Events beyond our control may result in unexpected adverse operating results.
Our results could be affected in various ways by global or domestic events beyond our control, such as wars, political unrest, acts of terrorism, natural disasters and Internet outages. Such events can quickly result in significant declines in advertising revenue and significant increases in newsgathering costs. There are no assurances that our business continuity or disaster recovery plans are adequate or that they will be implemented successfully if any such events were to occur.
Risks Relating to our Indebtedness
We have significant indebtedness which could adversely affect our financial condition and our operating activities.
In connection with the Distribution, on August 4, 2014 we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (the “Senior Term Facility”), pursuant to which we borrowed $350 million. We used a portion of the proceeds to fund a cash dividend to TCO of $275 million immediately prior to the Distribution. In addition, in connection with the Distribution, on August 4, 2014, tronc and the Subsidiary Guarantors, in their capacities as borrowers thereunder, entered into a credit agreement with Bank of America, N.A., as administrative agent, collateral agent, swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”), with aggregate maximum commitments (subject to availability under a borrowing base) of approximately $140 million. Under the Senior ABL Facility, up to $75 million of commitments are available for letters of credit and up to $15 million of commitments are available for swing line loans. In addition, subject to certain conditions, without the consent of the applicable then existing lenders (but subject to the receipt of commitments), each of the Senior ABL Facility and the Senior Term Facility provided that they could be expanded by certain incremental commitments by an amount up to (i) $75 million in the case of the Senior ABL Facility and (ii) in the case of the Senior Term Facility, (A) the greater of $100 million, of which $70 million was accessed in connection with the acquisition of The San Diego Union-Tribune, and an amount as will not cause the net senior secured leverage ratio after giving effect to such incurrence to exceed 2.00 to 1.00, plus (B) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility on the Distribution Date and refinancing debt in respect of such loans. Our level of debt could have important consequences to our stockholders, including:

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

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting the ability of our Board of Directors to declare dividends;

•	exposing us to the risk of increased interest rates to the extent that our borrowings are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt and more favorable terms and thereby affecting our ability to compete; and

•	increasing our cost of borrowing.

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
If we cannot make scheduled payments on our debt, we will be in default and lenders could declare all outstanding principal and interest to be due and payable, the lenders under our Senior Credit Facilities could terminate their commitments to loan money, the lenders could foreclose against the assets securing their loans and we could be forced into bankruptcy or liquidation. All of these events could result in our stockholders losing some or all of the value of their investment.
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
As a result of all of these restrictions, we may be: (i) limited in how we conduct our business; (ii) limited or unable to declare dividends to our stockholders in certain circumstances; (iii) unable to raise additional debt or equity financing to operate during general economic or business downturns; or (iv) unable to compete effectively or to take advantage of new business opportunities.
Our indebtedness has variable rates of interest, which could subject us to interest rate risk or cause our debt service obligations to increase significantly.
Borrowings under the Senior ABL Facility are at variable rates of interest and, to the extent LIBOR exceeds 1.00%, borrowings under our Senior Term Facility are at variable rates of interest, which could expose us to interest rate risk. Interest rates have been at historically low levels. If interest rates increase, our future debt service obligations on the variable rate portion of our indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn under our Senior Credit Facilities and LIBOR exceeds 1.00%, each quarter point change in interest rates would result in a $0.3 million change in annual interest expense on our indebtedness. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility. However, due to risks for hedging gains and losses and cash settlement costs, we may elect not to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
Risks Related to Tribune Media Company’s Emergence from Bankruptcy
We may not be able to favorably resolve the appeals seeking to overturn the order confirming the Plan.
On December 31, 2012, TCO and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) that had filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. Certain of the legal entities included in the Consolidated and Combined Financial Statements of tronc were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. As of December 30, 2016, the Bankruptcy Court entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases, including each of the tronc Debtors’ cases. See Note 2 to the Consolidated and Combined Financial Statements for further information.
On April 12, 2012, the Debtors, the official committee of unsecured creditors and creditors under certain TCO prepetition debt facilities filed the Fourth Amended Joint Plan of Reorganization for Tribune Company and its Subsidiaries (subsequently amended and modified, the “Plan”) with the Bankruptcy Court. On July 23, 2012, the Bankruptcy Court issued an order confirming the Plan (the “Confirmation Order”). Several notices of appeal of the Confirmation Order were filed. As of December 30, 2016, only the appeals filed by Law Debenture and Deutsche Bank remain pending. Those appeals have been fully briefed before the Delaware District Court. See Item 3, Legal Proceedings and Note 2 to the Consolidated and Combined Financial Statements for further information. If Law Debenture and Deutsche Bank are successful in overturning the Confirmation Order, in whole or in part, our financial condition may be adversely affected.
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
As of March 6, 2017, Merrick Media, LLC (“Merrick Media”) and its affiliate Merrick Venture Management, LLC (“Merrick Venture” and together with Merrick Media, the “Merrick Entities”) beneficially owned approximately 24.8% of our outstanding common stock, and Nant Capital, together with Dr. Patrick Soon-Shiong, beneficially owned approximately 15.9% of our outstanding common stock. Michael W. Ferro, Jr., the chairman of our Board of Directors, is the sole managing member of Merrick Venture, which is the sole manager of Merrick Media. Dr. Patrick Soon-Shiong, the vice chairman of our Board of Directors, is the indirect sole owner of Nant Capital. The interests of the Merrick Entities and Nant Capital may differ from those of the Company’s other stockholders. The Merrick Entities and Nant Capital are in the business of making investments in companies and maximizing the return on those investments. They currently may have, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain aspects of our business or that supply us with goods and services.
Subject to certain restrictions and covenants set forth in the purchase agreements pursuant to which certain of their respective shares were acquired, the Merrick Entities and Nant Capital and their affiliates may be able to significantly influence matters requiring approval of stockholders, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. For additional information on the purchase agreements, see Note 17 to the Consolidated and Combined Financial Statements. The directors elected by these stockholders are able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This influence may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest. In addition, our certificate of incorporation, as amended, provides that the provisions of Section 203 of the Delaware General Corporate Law, which relate to business combinations with interested stockholders, do not apply to us.
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
We may be subject to the actions of activist shareholders, which could adversely impact our business.
Activist shareholders and other third parties have made, or may in the future make, strategic proposals, including unsolicited takeover proposals, suggestions or requested changes concerning the Company’s operations, strategy, governance, management, business or other matters. For example, in April 2016, the Company received an unsolicited proposal from Gannett Co., Inc. to acquire all outstanding shares of the Company common stock, and eventually the Company engaged in substantive discussions and due diligence with Gannett regarding a potential transaction. On November 1, 2016, the Company was informed that Gannett decided to terminate discussions regarding a potential business combination.
Responding to these campaigns or proposals can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees from our strategic initiatives. These activities can create perceived uncertainties as to our future direction, strategy, or leadership and may result in the loss of potential business opportunities, harm our ability to attract new investors and customers, and cause the price of our common stock to be depressed and have periods of volatility. We cannot predict, and no assurances can be given, as to the outcome or timing of any matters relating to the foregoing, and such matters may adversely affect our ability to effectively and timely implement our current initiatives, retain and attract key employees, and execute on our business strategy.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our leased facilities are approximately 6.1 million square feet in the aggregate, of which approximately 4.6 million square feet is leased from third parties and approximately 1.5 million square feet is leased from subsidiaries of TCO pursuant to lease agreements containing arm’s-length terms, which were determined based on the recommendations of an independent licensed real estate appraiser.

The Company currently has newspaper production facilities in California, Connecticut, Florida, Illinois, Maryland and Pennsylvania. Although the facilities are leased, tronc owns substantially all of the production equipment. There are 17 net leases for tronc’s industrial facilities which include printing plants, distribution facilities and related office space. For printing plants, the initial lease term is 10 years with two options to renew for additional 10 year terms. For distribution facilities, the initial lease term is 5 years with either two options to renew for additional 5 year terms or three options to renew for additional 5 year terms.
Our corporate headquarters are in the Tribune Tower located at 435 North Michigan Avenue, Chicago, Illinois. The leases for Tribune Tower in Chicago and Los Angeles Times Square, both of which are large multi-tenant buildings, are gross leases which provide for professional management of the building. At Tribune Tower, tronc leases approximately 318,000 square feet under a gross lease with a 5 year term, expiring in 2018. At Los Angeles Times Square, tronc leases approximately 277,000 square feet under a gross lease that provides for an initial term of 5 years, which expires in 2018, with renewal options for up to two additional 5 year terms.
Many of our local media organizations have outside news bureaus, sales offices and distribution centers that are leased from third parties.
We believe that our current facilities, including the terms and conditions of the relevant lease agreements, are adequate to operate our businesses as currently conducted. As discussed in Note 19 of the Consolidated and Combined Financial Statements, we do not manage our assets at a segment level.
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
Stockholder Derivative Lawsuits
On June 1, 2016, Capital Structures Realty Advisors LLC, which purports to be a stockholder in the Company, filed a derivative lawsuit in the Delaware Court of Chancery against the members of the Company’s Board of Directors as of June 1, 2016, Dr. Patrick Soon-Shiong and Nant Capital LLC (“Nant Capital” and, together with Dr. Soon-Shiong, the “Nant Defendants”). The complaint has named the Company as a nominal defendant (together with the Company’s Board of Directors, the “Tribune Defendants”).  The complaint alleges in relevant part that the Board breached its fiduciary duties by “refusing to negotiate with Gannett in good faith” and by “going forward with the stock sale” to Dr. Soon-Shiong and Nant Capital.  The complaint further alleges that Nant Capital and Dr. Soon-Shiong aided and abetted the Board’s breaches of fiduciary duty.  On June 6, 2016, a second derivative complaint was filed in the Delaware Court of Chancery by Monroe County Employees Retirement System, which purports to be a stockholder in the Company.  On June 15, 2016, a third, mirror image, derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named John Solak, who purports to be a stockholder in the Company.  All three cases were consolidated on June 17, 2016, under the caption In re Tribune Publishing Co. Stockholder Litigation, Consolidated C.A. No. 12401-VCS.  On June 20, 2016, a fourth, mirror image derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named B.W. Tomasino, who purports to be a stockholder in the Company.  That case was consolidated with the other three derivative cases on July 7, 2016.  The plaintiffs seek equitable and injunctive relief, including, without limitation, rescission of the stock sale to Dr. Patrick Soon-Shiong and Nant Capital, implementation of a special committee to consider Gannett and any other offer for the Company, money damages, and costs and disbursements, and such other relief deemed just and proper. The consolidated case is pending before Vice Chancellor Slights.
On September 2, 2016, plaintiffs filed a consolidated complaint. The defendants filed motions to dismiss on October 3, 2016.  The Tribune Defendants and Nant Defendants each filed a brief in support of their respective motions to dismiss under seal on December 21, redacted versions of which were made public on December 29, 2016. On January 4, 2017, plaintiffs filed a motion to strike all exhibits to the Tribune Defendants’ brief filed in support of their motion to dismiss as well as all references to those exhibits, and separately filed a motion to stay further briefing on the motions to dismiss pending the resolution of plaintiffs’ motion to strike. The motion to stay was granted by the court. The Tribune Defendants’ opposition to the motion to strike was filed on January 26, 2017, and plaintiffs’ reply to that opposition was filed on February 2, 2017. On March 3, 2017, the Court heard argument on the motion to strike, which was granted in part and denied in part.

The Court further lifted the stay on briefing for the motions to dismiss and ordered the Tribune Defendants to file a revised brief in support of their motion to dismiss, which eliminates reference to certain documents appended an exhibits to the Tribune Defendants’ December 21 brief in support of their motion to dismiss. Additionally, the Court ordered the parties to discuss a new scheduling stipulation for the timing of briefing on the motions to dismiss. The defendants deny any and all allegations of wrongdoing and intend to defend vigorously against the lawsuits.  Due to the inherent uncertainty in litigation, however, the Company can provide no assurance as to the outcome of the matter or reasonably estimate a range of possible loss at this time.  Additionally, the Company maintains liability insurance for its directors and officers, which we expect to provide coverage for this litigation; however, there can be no guarantees as to coverage or whether any such policies will be adequate to cover all costs associated with this litigation.
Tribune Company Bankruptcy
On December 31, 2012, Tribune Media Company, formerly Tribune Company, and 110 of its direct and indirect wholly-owned subsidiaries that had filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. Certain of the legal entities included in the Consolidated and Combined Financial Statements of tronc were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors.
On April 12, 2012, the Debtors, the official committee of unsecured creditors and creditors under certain TCO prepetition debt facilities filed the Plan with the Bankruptcy Court. On July 23, 2012, the Bankruptcy Court issued the Confirmation Order. Several notices of appeal of the Confirmation Order were filed. The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court, including the settlement of certain claims and causes of action related to the Leveraged ESOP Transactions that was embodied in the Plan. There is currently no stay of the Confirmation Order in place pending resolution of the confirmation-related appeals. In January 2013, TCO filed a motion before the Delaware District Court to dismiss the appeals as equitably moot, based on the substantial consummation of the Plan. On June 18, 2014 the Delaware District Court entered an order granting in part and denying in part the motion to dismiss. On July 16, 2014, notices of appeal of the Delaware District Court’s order were filed with the U.S. Court of Appeals for the Third Circuit by Aurelius, Law Debenture, and Deutsche Bank. On August 19, 2015, the Third Circuit affirmed the Delaware District Court’s dismissal of Aurelius’s appeal of the Confirmation Order. The Third Circuit, however, reversed the Delaware District Court’s dismissal of Law Debenture’s and Deutsche Bank’s appeals of the Confirmation Order, and remanded those appeals for further proceedings on the merits. Those appeals have been fully briefed before the Delaware District Court. On September 11, 2015, the Third Circuit denied Aurelius’s petition for en banc review of the court’s decision and on January 11, 2016, Aurelius filed a petition for writ of certiorari to the U.S. Supreme Court. That petition was denied on March 31, 2016.
As of August 12, 2016, the Bankruptcy Court had entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases, including the last one of the tronc Debtors’ cases. The remaining Chapter 11 cases relate to Debtors and successor legal entities that are subsidiaries of TCO. These cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. The cases continue to be administered under the caption “In re: Tribune Media Company, et al.,” Case No 08-13141.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of tronc, formerly Tribune Publishing, is traded on the The Nasdaq Global Select Market (“Nasdaq”) under the symbol “TRNC.” The Company transferred its stock exchange listing from the NYSE to Nasdaq in 2016. The common shares of the Company ceased trading on the NYSE on June 17, 2016 at the end of the day and begun trading the morning of June 20, 2016 on Nasdaq under the ticker symbol “TRNC.”
The following table sets forth the high and low sales prices of the common stock as reported by the NYSE and Nasdaq and dividends declared for the periods indicated:

	High	Low	Dividends Declared
Year Ended December 25, 2016
Fourth Quarter	$17.93	$8.76	$—
Third Quarter	$17.80	$12.59	$—
Second Quarter	$14.30	$6.74	$—
First Quarter	$9.86	$5.45	$—

Year Ended December 27, 2015
Fourth Quarter	$10.97	$7.33	$0.175
Third Quarter	$16.38	$7.96	$0.175
Second Quarter	$20.00	$14.51	$0.175
First Quarter	$23.53	$16.76	$0.175
On March 6, 2017, the closing price for the Company’s common stock as reported on Nasdaq was $13.70. The approximate number of stockholders of record of the common stock at the close of business on such date was 13. A substantially greater number of holders of tronc’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
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
Purchases of Equity Securities By the Issuer and Affiliated Purchasers
In August 2015, our Board of Directors authorized $30 million to be used for stock repurchases for 24 months from the date of authorization. No repurchases were made in the three months ended December 25, 2016, and the Company has $28.6 million remaining authorization under the stock repurchase plan as of December 25, 2016.
tronc Stock Comparative Performance Graph
The following graph compares the cumulative total stockholder return on our common stock for the period commencing August 5, 2014 through December 23, 2016 (the last trading day of fiscal 2016) with the cumulative total return on the (1) Standard & Poor’s 500 Stock Index (the “S&P 500”), (2) the Standard & Poor’s Publishing Stock Index (the “S&P Publishing Index”) and (3) the 2015 group of peer companies selected on a line-of-business basis and weighted for market capitalization. In future periods, the Company will compare stock performance to the S&P Publishing Stock Index rather than a peer group. The 2015 group of peer companies, which includes A. H. Belo Corporation, The E. W. Scripps Company, Lee Enterprises, Incorporated, New Media Investment Group Inc. and The New York Times Company, is presented for comparative purposes. tronc is not included in the calculation of peer group cumulative total shareholder return on investment.

Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our common stock, the S&P 500, the S&P Publishing Index and the 2015 group of peer companies on August 5, 2014 and (ii) reinvestment of dividends.
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

Item 6. Selected Financial Data

	Successor				Predecessor
	As of and for the years ended				As of and for	As of and for the year ended
	December 25, 2016	December 27, 2015	December 28, 2014	December 29, 2013	December 31, 2012	December 30, 2012
(In thousands, except per share data)
Statement of Operations Data:
Operating revenues	$1,606,378	$1,672,820	$1,707,978	$1,795,107	$—	$1,913,814
Operating expenses	1,553,265	1,647,853	1,621,276	1,628,578	—	1,872,158
Income from operations	53,113	24,967	86,702	166,529	—	41,656
Loss on equity investments, net	(690)	(1,164)	(1,180)	(1,187)	—	(2,349)
Gain (loss) on investment transactions	—	—	1,484	—	—	—
Write-down of investment	—	—	—	—	—	(6,141)
Interest income (expense), net	(26,703)	(25,972)	(9,801)	14	—	(31)
Reorganization items, net	(259)	(1,026)	(464)	(270)	2,754,553	(1,446)
Income (loss) before income tax expense (benefit)	25,461	(3,195)	76,741	165,086	2,754,553	31,689
Income tax expense (benefit)	18,924	(430)	34,453	70,992	(87,773)	3,294
Net income (loss)	$6,537	$(2,765)	$42,288	$94,094	$2,842,326	$28,395

Basic net income (loss) per common share	$0.19	$(0.11)	$1.66	$3.70	$111.80	$1.12

Diluted net income (loss) per common share	$0.19	$(0.11)	$1.66	$3.70	$111.80	$1.12

Weighted average shares outstanding - basic	33,788	25,990	25,429	25,424	25,424	25,424

Weighted average shares outstanding - diluted	33,935	25,990	25,543	25,424	25,424	25,424

Dividends declared per common share	$—	$0.700	$0.175	$—	$—	$—

Balance Sheet Data:
Total assets	$888,766	$832,966	$677,703	$514,366	$897,797	$951,232
Total debt	370,745	389,673	339,733	—	—	—
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
We believe that the assumptions underlying the Consolidated and Combined Financial Statements included in this Annual Report are reasonable. However, the Consolidated and Combined Financial Statements may not necessarily reflect our results of operations, financial position and cash flows for future periods or what they would have been had tronc been a separate, stand-alone company during all the periods presented.
OVERVIEW
tronc, Inc., formerly Tribune Publishing Company, was formed as a Delaware corporation on November 21, 2013. tronc, Inc. and its subsidiaries (collectively, “tronc,” or the “Company”) is a media company rooted in award-winning journalism, which operates over 150 titles in nine of the nation’s largest markets. tronc develops unique and valuable content across its vast media portfolio, which has earned a combined 93 Pulitzer Prizes and is committed to informing and inspiring a growing average monthly audience of 57 million. The Company’s diverse portfolio of iconic news and information brands are in markets including Los Angeles and San Diego, Ca.; Chicago, Il.; Fort Lauderdale and Orlando, Fl.; Baltimore, Md.; Hartford, Ct.; Allentown, Pa.; and Newport News, Va. tronc also offers an array of customized marketing solutions, and publishes a number of niche products, including Hoy and El  Sentinel, making tronc the country’s largest Spanish-language publisher. During fiscal 2016, the Company went through several operating changes.
2016 Highlights

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

•
On April 12, 2016, the Company received an unsolicited proposal from Gannett Co., Inc. (NYSE: GCI) to acquire all outstanding shares of the Company’s common stock for $12.25 per share in cash. The Company engaged in substantive discussions and due diligence with Gannett regarding a potential transaction. The parties agreed to a purchase price in mid-September and on November 1, the Company was informed that Gannett decided to terminate discussions regarding a potential business combination. The Company incurred approximately $5.0 million in costs related to the potential transaction.

•	On June 1, 2016, the Company completed a $70.5 million private placement of the Company’s common stock to Nant Capital, LLC (“Nant Capital”).

•	On June 17, 2016, the Company changed its name from Tribune Publishing Company to tronc, Inc.

•	During the second quarter of fiscal 2016, tronc began managing its business as two distinct segments, troncM and troncX.

•
In December 2016, the Company completed acquisitions totaling $7.6 million of Spanfeller Media, a digital platform which includes The Daily Meal and The Active Times, and The Cube, an online site for high school sports videos.

•
For the year ended December 25, 2016, the Company recorded a charge of $10.3 million for severance, benefits and taxes in connection with the Employee Voluntary Separation Program (“EVSP”) offered by the Company in the fourth quarter of 2015.

2016 Private Placements
On February 3, 2016, the Company completed a $44.4 million private placement, pursuant to which the Company sold to Merrick Media 5,220,000 shares of the Company’s common stock at a purchase price of $8.50 per share. The Company intends to use the $42.5 million net proceeds from the sale to execute further on its growth strategy, including acquisitions and digital initiatives. In connection with the private placement, Mr. Ferro was elected to fill a newly-created vacancy on the Company’s Board of Directors and was named non-executive Chairman of the Board. As of December 25, 2016, Mr. Ferro owns approximately 24.8% of tronc common stock either directly or beneficially.
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

See Note 17 to the Company’s Consolidated and Combined Financial Statements for more information on the private placements, including certain rights and restrictions relating to the common stock acquired in such transactions.
2016 name change and exchange listing change
On June 17, 2016, the Company changed its name from Tribune Publishing Company to tronc, Inc. The Company transferred its stock exchange listing from the NYSE to Nasdaq. The common shares of the Company ceased trading on the NYSE under the ticker symbol “TPUB” on June 17, 2016 at the end of the day and began trading the morning of June 20, 2016 on Nasdaq under the ticker symbol “TRNC.”
Segment change
Beginning with the second quarter of fiscal 2016, tronc began managing its business as two distinct segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local websites and mobile applications, digital only subscriptions, as well as Tribune Content Agency (“TCA”), forsalebyowner.com and Motiv8. Accordingly, the Company changed its segment reporting to two reportable segments. The prior periods have been revised to reflect the change in reportable segments. Prior to the second quarter of fiscal 2016, tronc was managed by its chief operating decision maker, as defined by ASC Topic 280, as one business and one reportable segment.
troncM
troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncM’s media groups include the Chicago Tribune Media Group, the Los Angeles Times Media Group, the San Diego Media Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group and the Daily Press Media Group. In May 2015, the Company acquired The San Diego Union-Tribune newspaper (f/k/a the U-T San Diego) and nine community weeklies.
troncX
troncX consists of the Company’s digital revenues and related digital expenses from local websites and mobile applications, digital only subscriptions, as well as TCA, forsalebyowner.com and Motiv8.
TCA is a syndication and licensing business providing quality content solutions for publishers around the globe.  Working with a vast collection of the world’s best news and information sources, TCA delivers a daily news service and syndicated premium content to 2,100 media and digital information publishers in more than 75 countries.
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
Motiv8 is a full-service direct response, content solution and performance marketing agency. Motiv8 services include direct response advertising, marketing strategy, DRTV, direct response radio, creative production, printing and fulfillment, custom websites, landing pages, interactive advertising, outdoor advertising, email marketing and marketing optimization.
Results of Operations
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

Consolidated
Operating results for the years ended December 25, 2016, December 27, 2015 and December 28, 2014 are shown in the table below (in thousands). References in this discussion to individual markets include daily newspapers in those markets and their related businesses.

	Year Ended			Year Ended
	December 25, 2016	December 27, 2015	% Change	December 27, 2015	December 28, 2014	% Change

Operating revenues	$1,606,378	$1,672,820	(4.0%)	$1,672,820	$1,707,978	(2.1%)

Compensation	597,293	649,905	(8.1%)	649,905	596,366	9.0%
Newsprint and ink	103,906	122,339	(15.1%)	122,339	139,634	(12.4%)
Outside services	494,478	513,896	(3.8%)	513,896	519,646	(1.1%)
Other operating expenses	300,089	307,080	(2.3%)	307,080	333,541	(7.9%)
Depreciation and amortization	57,499	54,633	5.2%	54,633	32,089	70.3%
Operating expenses	1,553,265	1,647,853	(5.7%)	1,647,853	1,621,276	1.6%
Income from operations	$53,113	$24,967	*	$24,967	$86,702	(71.2%)
Loss on equity investments, net	(690)	(1,164)	(40.7%)	(1,164)	(1,180)	(1.4%)
Gain on investment transaction	—	—	*	—	1,484	*
Interest expense, net	(26,703)	(25,972)	2.8%	(25,972)	(9,801)	*
Reorganization items, net	(259)	(1,026)	(74.8%)	(1,026)	(464)	*
Income tax expense (benefit)	18,924	(430)	*	(430)	34,453	*
Net income (loss)	$6,537	$(2,765)	*	$(2,765)	$42,288	*
* Represents positive or negative change in excess of 100%
Year ended December 25, 2016 compared to the year ended December 27, 2015
Operating Revenues—Operating revenues decreased 4.0%, or $66.4 million, in the year ended December 25, 2016 compared to the prior year period due to an $81.0 million decrease in advertising revenues and a $13.0 million decrease in other revenues, partially offset by an increase of $27.6 million in circulation revenues. Overall decreases in circulation volume were generally offset by rate increases. Operating revenues include revenues from acquisitions from the date the transaction closes. Operating revenues for the year ended December 25, 2016 include a full year of revenue from the May 2015 acquisition of The San Diego Union-Tribune. The 2016 acquisitions had minimal impact on revenue.
Compensation Expense—Compensation expense decreased 8.1%, or $52.6 million, in the year ended December 25, 2016 due primarily to a decrease in salary expense of $54.1 million as a result of the reduction in headcount due to the employee voluntary severance program (“EVSP”) implemented in the fourth quarter of 2015, and the information technology outsourcing (“ITO”) implemented in the first quarter of 2016. Additionally, the severance charges recorded in fiscal 2016 related to the EVSP and ITO were $19.0 million less than severance charges recorded in fiscal 2015 for the EVSP. These decreases in expenses in 2016 were partially offset by the recognition of $18.8 million in gains related to termination of certain post-retirement benefits in 2015 and an increase in self-insured medical expenses of $4.0 million.
Newsprint and Ink Expense—Newsprint and ink expense decreased 15.1%, or $18.4 million, in the year ended December 25, 2016 due mainly to a 0.2% decrease in the average cost per ton of newsprint and a 11.0% decline in newsprint consumption due primarily to less advertising space and lower commercial printing revenue.
Outside Services Expense—Outside services expense decreased 3.8%, or $19.4 million, in the year ended December 25, 2016 due to decreases in production and distribution expenses.
Other Expenses—Other expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses. These expenses decreased 2.3%, or $7.0 million, in the year ended December 25, 2016 due to decreases in promotion and marketing costs, supplies and electricity offset by increases in occupancy costs. In 2016, the

Company permanently vacated approximately 200,000 sq. ft. of office space in the Chicago Tribune and Los Angeles Times buildings and recorded a charge of $8.5 million related to the abandonment.
Depreciation and Amortization Expense—Depreciation and amortization expense increased 5.2%, or $2.9 million, for the year ended December 25, 2016 primarily as a result of depreciation on prior year fixed asset additions.
Loss on Equity Investments, net—Loss on equity investments decreased $0.5 million for the year ended December 25, 2016 compared to the year ended December 27, 2015 as the Company’s investments have remained relatively stable.
Interest Expense—Interest expense increased 2.8%, or $0.7 million, for the year ended December 25, 2016 primarily due to the full year impact of the increase in the principal balance of the Senior Term Facility related to the acquisition of The San Diego Union-Tribune in May 2015. See Note 10 to the Consolidated and Combined Financial Statements for more information on the Senior Term Facility.
Income Tax Expense (Benefit)—Income tax expense increased $19.4 million for the year ended December 25, 2016, over the prior year period, primarily due to an increase in taxable income and a $7.1 million charge to adjust the Company’s deferred taxes. See Note 13 to the Consolidated and Combined Financial Statements for further explanation of the charge.
The effective tax rate on pretax income (loss) was 74.3% and 13.5% in the years ended December 25, 2016 and December 27, 2015, respectively. The effective tax rate increased in 2016 as compared with 2015 primarily due to a $7.1 million charge to adjust the Company’s deferred taxes and the shift from pre-tax loss in 2015 to a pre-tax earnings in 2016. In the case of a pre-tax loss, the unfavorable permanent differences, such as non-deductible meals and entertainment expense, have the effect of decreasing the tax benefit which, in turn, decreases the effective tax rate.
Year ended December 27, 2015 compared to the year ended December 28, 2014
Operating Revenues—Operating revenues decreased 2.1%, or 35.2 million, in the year ended December 27, 2015 compared to the prior year period due to a $29.2 million decline in advertising revenues and a $37.6 million decrease in other revenues, partially offset by an increase of $31.7 million in circulation revenues. Operating revenues include revenues from acquisitions from the date the transaction closes. In May 2015 the Company acquired of The San Diego Union-Tribune.
Compensation Expense—Compensation expense increased 9.0%, or $53.5 million, in the year ended December 27, 2015 due primarily to a $45.6 million charge taken in the fourth quarter for the EVSP. The remainder of the increase is due primarily to expenses associated with the The San Diego Union-Tribune, the addition of the technology department, previously allocated from TCO, in the third quarter 2014, increases in staffing and a decrease in the pension credit allocated from TCO in 2014 prior to the Distribution. These increases were partially offset by decreases in accrued incentive compensation compared to the prior year period and recognition of $18.8 million in gains related to termination of certain post-retirement benefits in 2015.
Newsprint and Ink Expense—Newsprint and ink expense declined 12.4%, or $17.3 million, in the year ended December 27, 2015 due mainly to an 8.7% decrease in the average cost per ton of newsprint and a decrease in consumption related to a 10.7% decline in commercial printing revenue.
Outside Services Expense—Outside services expense decreased 1.1%, or $5.8 million in the year ended December 27, 2015. Prior to the Distribution TCO allocated $53.5 million in service center support costs, including technology, which are recorded in outside services in 2014. Subsequent to the Distribution the Company formed its own departments for these functions and such costs are included in the operating categories based on type. This decrease was partially offset by outside services expenses associated with The San Diego Union-Tribune, corporate post-spin initiatives, internal control remediation efforts and expense recognition related to the correction from net revenue recognition to gross revenue recognition on certain contracts in 2015.
Other Expenses—Other expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses. These expenses decreased 7.9%, or $26.5 million, in the year ended December 27, 2015. Prior to the Distribution TCO allocated $21.9 million in corporate management fees, a $11.7 million fee for use of certain capitalized software and $3.4 million on other support costs. Subsequent to the Distribution the Company created its own corporate function and such costs are included in the operating categories based on type. This decrease was partially offset by expenses associated with The San Diego Union-Tribune, increased digital-focused marketing and general advertising, an increase in

Classified Ventures auto fees beginning in the fourth quarter of 2014, and a $4.2 million decrease in bad debt expense resulting from the Company recording a reserve for certain commercial delivery defaults in 2014.
Depreciation and Amortization Expense—Depreciation and amortization expense increased 70.3%, or $22.5 million, for the year ended December 27, 2015 primarily as a result of the depreciation generated from technology assets that were transferred to the Company as part of the Distribution.
Loss on Equity Investments, net—Loss on equity investments was flat for the year ended December 27, 2015 compared to the year ended December 28, 2014 as the Company’s investments have remained relatively stable.
Gain on Investment Transaction—In the year ended December 28, 2014, the Company purchased McClatchy’s 50% interest in MCT increasing the Company’s interest to 100%. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” as part of the Company’s acquisition of McClatchy's 50% interest in MCT, the Company's preexisting 50% equity interest in MCT was remeasured to its estimated fair value of $2.8 million and the Company recognized a gain of $1.5 million.
Interest Expense—Interest expense increased $16.2 million for the year ended December 27, 2015, primarily due to the increase in the principal balance of the Senior Term Facility related to the acquisition of The San Diego Union-Tribune in May 2015. The Senior Term Facility originated in August 2014. See Note 10 of the Consolidated and Combined Financial Statements for additional information on the Senior Term Facility.
Income Tax Expense (Benefit)—Income tax expense decreased $34.9 million for the year ended December 27, 2015 over the prior year period, primarily due to a decrease in taxable income. Additionally, during the year ended December 27, 2015, the Company increased the estimated deferred tax rate on net deferred tax assets from 39.5% to 40.0%, which resulted in a decrease in the current period income tax expense of $0.5 million.
The effective tax rate on pretax income (loss) was 13.5% and 44.9% in the years ended December 27, 2015 and December 28, 2014, respectively. The effective tax rate decreased in 2015 as compared with 2014 primarily due to a shift from pre-tax earnings in 2014 to a pre-tax loss in 2015. In the case of a pre-tax loss, the unfavorable permanent differences, such as non-deductible meals and entertainment expense, have the effect of decreasing the tax benefit which, in turn, decreases the effective tax rate. For 2014, the effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible expenses, and the domestic production activities deduction.

Segments
As discussed above, the Company began managing its business as two distinct segments, troncM and troncX in 2016. The prior periods have been revised to reflect the change in reportable segments. The Company measures segment profit using income from operations, which is defined as net income before net interest expense, gain on investment transactions, reorganization items and income taxes. The tables below show the segmentation of income and expenses for the year ended December 25, 2016 as compared to the year ended December 27, 2015, as well as the year ended December 27, 2015 compared to the year ended December 28, 2014 (in thousands). Each year consists of 52 weeks.

	troncM		troncX		Corporate and Eliminations		Consolidated
	Year ended		Year ended		Year ended		Year ended
	Dec. 25, 2016	Dec. 27, 2015	Dec. 25, 2016	Dec. 27, 2015	Dec. 25, 2016	Dec. 27, 2015	Dec. 25, 2016	Dec. 27, 2015
Total revenues	$1,378,028	$1,448,249	$236,171	$233,505	$(7,821)	$(8,934)	$1,606,378	$1,672,820
Operating expenses	1,257,265	1,345,564	210,620	194,697	85,380	107,592	1,553,265	1,647,853
Income from operations	120,763	102,685	25,551	38,808	(93,201)	(116,526)	53,113	24,967
Depreciation and amortization	23,656	21,338	11,563	2,329	22,280	30,966	57,499	54,633
Adjustments (1)	15,147	18,071	3,978	1,769	50,804	57,744	69,929	77,584
Adjusted EBITDA	$159,566	$142,094	$41,092	$42,906	$(20,117)	$(27,816)	$180,541	$157,184

	troncM		troncX		Corporate and Eliminations		Consolidated
	Year ended		Year ended		Year ended		Year ended
	Dec. 27, 2015	Dec. 28, 2014	Dec. 27, 2015	Dec. 28, 2014	Dec. 27, 2015	Dec. 28, 2014	Dec. 27, 2015	Dec. 28, 2014
Total revenues	$1,448,249	$1,473,524	$233,505	$242,047	$(8,934)	$(7,593)	$1,672,820	$1,707,978
Operating expenses	1,345,564	1,381,599	$194,697	166,136	107,592	73,541	1,647,853	1,621,276
Income from operations	102,685	91,925	$38,808	75,911	(116,526)	(81,134)	24,967	86,702
Depreciation and amortization	21,338	19,786	$2,329	771	30,966	11,532	54,633	32,089
Adjustments (1)	18,071	26,042	$1,769	1,623	57,744	40,975	77,584	68,640
Adjusted EBITDA	$142,094	$137,753	$42,906	$78,305	$(27,816)	$(28,627)	$157,184	$187,431
(1) - See Non-GAAP Measures for additional information on adjustments.

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

	Year Ended			Year Ended
(in thousands)	December 25, 2016	December 27, 2015	% Change	December 27, 2015	December 28, 2014	% Change
Operating revenues:
Advertising	$680,842	$764,025	(10.9%)	$764,025	$783,326	(2.5%)
Circulation	482,877	459,761	5.0%	459,761	419,395	9.6%
Other	214,309	224,463	(4.5%)	224,463	270,803	(17.1%)
Total revenues	1,378,028	1,448,249	(4.8%)	1,448,249	1,473,524	(1.7%)
Operating expenses	1,257,265	1,345,564	(6.6%)	1,345,564	1,381,599	(2.6%)
Income from operations	120,763	102,685	17.6%	102,685	91,925	11.7%
Depreciation and amortization	23,656	21,338	10.9%	21,338	19,786	7.8%
Adjustments	15,147	18,071	(16.2%)	18,071	26,042	(30.6%)
Adjusted EBITDA	$159,566	$142,094	12.3%	$142,094	$137,753	3.2%
Year ended December 25, 2016 compared to the year ended December 27, 2015
Advertising Revenues—Total advertising and marketing services revenues decreased 10.9%, or $83.2 million, in the year ended December 25, 2016 compared to the prior year period. Retail advertising revenues fell 9.4%, or $52.5 million, due to declines in most categories, partially offset by an increase in the real estate and clubs and organizations categories. The categories with the largest declines were specialty merchandise, auto, department stores, personal services and financial services categories. National advertising revenues fell 16.9%, or $20.2 million, due to declines in several categories, most notably movies and soft goods categories. Classified advertising revenues decreased 12.4%, or $10.5 million, compared to the prior year period, primarily due to decreases in the recruitment category.
Circulation Revenues—Circulation revenues increased 5.0%, or $23.1 million, in the year ended December 25, 2016 due primarily to the acquisition of The San Diego Union-Tribune in May 2015. Overall decreases in volume were generally offset by rate increases.
Other Revenues—Other revenues decreased 4.5%, or $10.2 million, in the year ended December 25, 2016 primarily due to declines in commercial print and delivery revenues of $8.8 million for third-party publications.
Operating Expenses—Operating expenses decreased 6.6%, or $88.3 million, in the year ended December 25, 2016, due primarily to decreases in compensation expense, a prior year litigation matter, newsprint and ink expense and outside services expense, partially offset by increases in occupancy costs related to the vacated leased space discussed above and corporate allocations.
Year ended December 27, 2015 compared to the year ended December 28, 2014
Advertising Revenues—Total advertising revenues decreased 2.5%, or $19.3 million, in the year ended December 27, 2015 compared to the prior year period. Retail advertising fell 3.0%, or $17.3 million, due to declines in most categories. The categories with the largest declines were furniture and home furnishings, car dealerships, department stores and general merchandise. National advertising revenues fell 5.6%, or $7.0 million, due to declines in several categories, most notably movies, wireless/telecom, and technology. Classified advertising revenues increased 6.3%, or $5.0 million, primarily due to acquisitions. The declines in advertising revenues were partially offset by contributions from the acquisition of The San Diego Union Tribune in 2015 and year-to-date-contributions from the Baltimore and Chicago properties acquired during 2014.

Circulation Revenues—Circulation revenues increased 9.6%, or $40.4 million, in the year ended December 27, 2015 compared to the prior year due largely to an increase from acquisitions. This increase was partially offset by decreases in print edition volumes.
Other Revenues—Other revenues decreased 17.1%, or $46.3 million, in year ended December 27, 2015 primarily due to declines in commercial print and delivery revenues of $28.9 million for third-party publications, including certain publications of the (Chicago) Sun-Times Media Group, the Wall Street Journal, the New York Times and the Orange County Register. The decrease in commercial print and delivery is net of a correction from net revenue recognition to gross revenue recognition for certain distribution contracts. Additionally, the Company experienced declines in direct mail and marketing of $17.5 million due to general decreases in the direct mail marketplace.
Operating Expenses—Operating expenses decreased 2.6%, or $36.0 million, in the year ended December 27, 2015, due primarily to decreases in compensation expense, newsprint and ink expense and outside services expense, partially offset by increases in other operating expenses and corporate allocations.
troncX
troncX is comprised of the Company’s digital revenues and related digital expenses from local websites and mobile applications, digital only subscriptions, TCA, forsalebyowner.com and Motiv8.
TCA is a syndication and licensing business providing quality content solutions for publishers around the globe.  Working with a vast collection of the world’s best news and information sources, TCA delivers a daily news service and syndicated premium content to 2,100 media and digital information publishers in more than 75 countries.
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
Motiv8 is a full-service direct response, content solution and performance marketing agency. Motiv8 services include direct response advertising, marketing strategy, DRTV, direct response radio, creative production, printing and fulfillment, custom websites, landing pages, interactive advertising, outdoor advertising, email marketing and marketing optimization.

	Year Ended			Year Ended
(in thousands)	December 25, 2016	December 27, 2015	% Change	December 27, 2015	December 28, 2014	% Change
Operating revenues:
Advertising	$193,997	$191,831	1.1%	$191,831	$202,635	(5.3%)
Content	42,174	41,674	1.2%	41,674	39,412	5.7%
Total revenues	236,171	233,505	1.1%	233,505	242,047	(3.5%)
Operating expenses	210,620	194,697	8.2%	194,697	166,136	17.2%
Income from operations	$25,551	$38,808	(34.2%)	38,808	75,911	(48.9%)
Depreciation and amortization	11,563	2,329	*	2,329	771	*
Adjustments	3,978	1,769	*	1,769	1,623	9.0%
Adjusted EBITDA	$41,092	$42,906	(4.2%)	$42,906	$78,305	(45.2%)
* Represents positive or negative change in excess of 100%
Year ended December 25, 2016 compared to the year ended December 27, 2015
Advertising Revenues—Total advertising revenues increased 1.1%, or $2.2 million, in the year ended December 25, 2016. Retail advertising revenue increased $2.7 million, primarily due to increases in the furniture and home furnishings, food and drug stores and amusements categories, partially offset by a decrease in the personal services category. National advertising revenue increased $2.2 million, primarily due to increases in the general category. Other advertising revenue increased $2.3 million primarily due to increases in revenue shares received from advertising partners due to increased volume. These increases were partially offset by decreases in classified advertising revenue which decreased $5.1 million primarily due to decreases in the real estate and recruitment categories.
Content Revenues—Content revenues increased 1.2%, or $0.5 million, in the year ended December 25, 2016, with decreases in content syndication partially offset by increases in digital subscription revenue.
Operating Expenses—Operating expenses increased 8.2%, or $15.9 million, in the year ended December 25, 2016, due primarily to increases in corporate allocations, affiliate fees, promotion expense, and depreciation and amortization, partially offset by decreases in compensation and outside services.
Year ended December 27, 2015 compared to the year ended December 28, 2014
Advertising Revenues—Total advertising revenues decreased 5.3%, or $10.8 million, in the year ended December 27, 2015. Retail advertising revenue increased $6.6 million, primarily due to contributions from acquisitions and increases in real estate, specialty merchandise and healthcare categories. National advertising revenue increased $4.7 million, primarily due to increases in movies and general categories. Classified advertising revenue decreased $19.9 million, primarily due to decreases in the recruitment category which includes a correction in revenue recognition of certain CareerBuilder contracts from gross revenue recognition to net recognition.
Content Revenues—Content revenues increased 5.7%, or $2.3 million, in the year ended December 27, 2015, with increases in content syndication partially offset by decreases in digital subscription revenue.
Operating Expenses—Operating expenses increased 17.2%, or $28.6 million, in the year ended December 27, 2015, due primarily to increases in corporate allocations, compensation expense and affiliate fees expenses, partially offset by decreases in outside services.
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
Sources and Uses
The Company expects to fund capital expenditures, interest, principal and pension payments due in 2017 and other operating requirements through cash flows from operations. The Company also has available borrowing capacity under the Company’s revolving credit facility. The Company’s financial and operating performance remains subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond the control of the Company and, despite the Company’s current liquidity position, no assurances can be made that cash flows from operations, future borrowings under the revolving credit facility, and any refinancings thereof, or dispositions of assets or operations will be sufficient to satisfy the Company’s future liquidity needs.

The table below summarizes the total operating, investing and financing activity cash flows for the years ended December 25, 2016, December 27, 2015 and December 28, 2014 (in thousands):

	Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014

Net cash provided by operating activities	$85,522	$62,924	$130,574
Net cash used for investing activities	(14,107)	(91,005)	(102,926)
Net cash provided by (used for) financing activities	86,102	32,238	(667)
Net increase in cash	$157,517	$4,157	$26,981
Cash flow generated by operating activities is the Company’s primary source of liquidity. Net cash provided by operating activities was $85.5 million for the year ended December 25, 2016, an increase of $22.6 million from $62.9 million for the year ended December 27, 2015. The increase was primarily driven by higher operating results and cash paid for income taxes less than the recorded income tax provision offset by higher pension contributions. Net cash provided by operating activities was $62.9 million in the year ended December 27, 2015, down $67.7 million from $130.6 million in the year ended December 28, 2014. The decrease was primarily driven by lower operating results as a result of the decline in advertising revenues as well as payments for interest, taxes and accrued incentive bonuses.
Net cash used for investing activities totaled $14.1 million in the year ended December 25, 2016 and included $21.0 million used for capital expenditures and $7.6 million used for acquisitions partially offset by $17.0 million provided by a release of restricted cash. Net cash used for investing activities totaled $91.0 million in the year ended December 27, 2015 primarily due to $67.8 million used for the acquisition of The San Diego Union-Tribune and $32.3 million used for capital expenditures, partially offset by $10.5 million provided by a release of restricted cash. See Note 7 to the Consolidated and Combined Financial Statements for further information. Net cash used for investing activities totaled $102.9 million in the year ended December 28, 2014 and included $52.3 million used for acquisitions, $27.5 million used to establish restricted cash in connection with the Letter of Credit Agreement described below, and $22.3 million used for capital expenditures. We anticipate that capital expenditures for the year ended December 31, 2017 will be approximately $26 million to $32 million.
Net cash provided by financing activities totaled $86.1 million in the year ended December 25, 2016 and included $113.3 million received from private placement of 9.9 million shares of the Company’s stock, partially offset by $21.1 million used for principal payments on senior debt and $4.9 million used for payment of stockholder dividends. Net cash provided by financing activities totaled $32.2 million in the year ended December 27, 2015 and included $69.0 million in proceeds from the issuance of senior debt, net of discount, $19.8 million used for principal payments on senior debt, $13.7 million used for payment of stockholder dividends and $2.8 million used for payment of financing costs related to the issuance of senior debt. In the year ended December 28, 2014, net cash used for financing activities totaled $0.7 million, and included $346.5 million in proceeds from the issuance of variable rate debt, net of discount, offset by payment of a $275.0 million dividend to TCO and $57.6 million in transactions with TCO prior to the Distribution Date.
Private Placements
On February 3, 2016 and June 1, 2016, the Company completed a $44.4 million and a $70.5 million private placement, pursuant to which the Company sold 5,220,000 shares and 4,700,000 shares of the Company’s common stock at a purchase price of $8.50 per share and $15.00 per share, respectively. See Note 17 to the Company’s Consolidated and Combined Financial Statements for more information on the private placements.
Dividends
On February 4, 2016, the Board of Directors suspended the Company’s cash dividend program. Any future determination to declare and pay dividends will be made at the discretion of the Board, after taking into account the Company’s financial results, capital requirements and other factors it may deem relevant.
On December 14, 2015, the Board of Directors declared a quarterly cash dividend of $0.175 per common share to stockholders of record as of the close of business on January 11, 2016. The Company paid such previously declared fourth quarter dividend on February 11, 2016. The Company declared a total of $0.70 per share in dividends in 2015, totaling payments of approximately $13.7 million for the year. In November 2014, the Board of Directors declared its first quarterly dividend of $0.175 per share of common stock outstanding. The $4.6 million of dividends were paid in December 2014.
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
During the year ended December 27, 2015, the Company repurchased 121,168 shares of common stock for an aggregate purchase price of $1.4 million. The Company has $28.6 million of remaining authorization under the stock repurchase plan at December 25, 2016.
Acquisitions
See Note 7 to the Company’s Consolidated and Combined Financial Statements for more information on acquisitions.
Acquisitions — 2016
In December 2016, the Company completed acquisitions totaling $7.6 million of Spanfeller Media, a digital platform which includes The Daily Meal and The Active Times, and The Cube, an online site for high school sports videos. The results of the acquisitions and the related transaction costs were not material to the Company’s Consolidated and Combined Financial Statements and are included in the Consolidated and Combined Statements of Income (Loss) since their respective dates of acquisition.
Acquisitions — 2015
On May 21, 2015, the Company purchased The San Diego Union-Tribune (f/k/a the U-T San Diego) and nine community weeklies and related digital properties in San Diego County, California. The stated purchase price was $85 million, consisting of $73 million in cash, subject to a working capital adjustment, and $12 million in the Company’s common stock (700,869 shares). The Company financed the $73 million cash portion of the purchase price, less a $4.6 million working capital adjustment, with a combination of cash-on-hand and funds available under the Company's existing Senior ABL Facility as well as the net proceeds of the Senior Term Facility increase described below. As part of the acquisition, the Company became the sponsor of a single employer defined benefit plan. See Note 14 to the Consolidated and Combined Financial Statements for more information on the Company’s pension plan.
Acquisitions — 2014
On October 31, 2014, the Company announced the acquisition of six daily and 32 weekly suburban Chicago news and information brands from Wrapports, LLC for a total purchase price of $23.5 million, net of certain working capital and other closing adjustments. The acquired publications - which include the Aurora Beacon-News, The Elgin Courier-News, the Lake County News-Sun, The Naperville Sun, the Post-Tribune in Northwest Indiana, The Southtown Star and the 32 Pioneer Press weekly newspapers - became part of the diversified portfolio of the Chicago Tribune Media Group, which operates the Chicago Tribune, RedEye, Chicago magazine, Hoy and other Chicago-based media brands.
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
On May 1, 2014, the Company completed an acquisition of the issued and outstanding limited liability company interests of Capital-Gazette Communications, LLC and Landmark Community Newspapers of Maryland, LLC from

Landmark Media Enterprises, LLC (the “Landmark Acquisition”) for $29.0 million in cash, net of certain working capital and other closing adjustments. The Landmark Acquisition expanded the Company’s breadth of coverage in Maryland and adjacent areas and includes The Capital in the Annapolis region and the Carroll County Times and their related publications. In connection with this acquisition, the Company incurred a total of $0.4 million of transaction costs, which were recorded in the Company’s Consolidated and Combined Statement of Income (Loss) for the year ended December 27, 2015.
Debt
Refer to Note 10 of the Consolidated and Combined Financial Statements for detailed information related to the Company’s Term Loan Credit Agreement, Senior Term Facility, ABL Credit Agreement, Senior ABL Facility and Letter of Credit Agreement.
Senior Term Facility
On August 4, 2014, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (the “Senior Term Facility”). The Senior Term Facility will mature on August 4, 2021. The Term Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.25% of the original principal amount of the Senior Term Facility with the balance payable on the maturity date.
The interest rates applicable to the Term Loans will be based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) the greater of (x) an adjusted London inter-bank offered rate (adjusted for reserve requirements) and (y) 1.00%, plus a borrowing margin of 4.75%, or (ii) an alternate base rate, plus a borrowing margin of 3.75%. At December 25, 2016, the weighted average interest rate for the variable-rate debt outstanding was 5.75%. As of December 25, 2016, the unamortized balance of the discount was $3.1 million. As of December 25, 2016, the unamortized balance of the debt issuance costs associated with the Term Loans was $7.5 million.
Senior ABL Facility
On August 4, 2014, tronc and the Subsidiary Guarantors, in their capacities as borrowers thereunder, entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent, swing line lender and letter of credit issuer, and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility will mature on August 4, 2019. The interest rates applicable to the loans under the Senior ABL Facility will be based on either (i) an adjusted London inter-bank offered rate (adjusted for reserve requirements), plus a borrowing margin of 1.50% or (ii) an alternate base rate, plus a borrowing margin of 0.50%. The weighted average interest rate for the variable rate debt is 5.75%. As of December 25, 2016, $126.7 million was available for borrowings under the Senior ABL Facility and $34.8 million of the availability supported outstanding undrawn letters of credit in the same amount. As of December 25, 2016, we were in compliance with the covenants of the Senior ABL Facility.
Letter of Credit Agreement
On August 4, 2014, tronc and JPMorgan Chase Bank, N.A., as letter of credit issuer (the “L/C Issuer”) entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of standby letters of credit of up to a maximum aggregate principal face amount of $30.0 million. The Letter of Credit Agreement is scheduled to terminate on August 4, 2019. During the year ended December 25, 2016, the Company closed its outstanding letter of credit agreement and moved the letter of credit to Bank of America, N.A. under the Senior ABL facility.
Employee Reductions
In the fourth quarter of 2015, the Company offered an EVSP, which provided enhanced separation benefits to eligible non-union employees with more than one year of service.  The Company is funding the EVSP ratably over the payout period through salary continuation instead of lump sum severance payments. The salary continuation started in the fourth quarter of 2015 and continues through the first half of 2018. The Company recorded a net reduction of 505 positions and a charge of $44.2 million for all related severance, benefits and taxes in connection with the EVSP for the year ended December 27, 2015. For the year ended December 25, 2016, the Company recorded an additional charge of $10.3 million for related severance, benefits and taxes in connection with the EVSP. The 2015 charge excludes payout of previously accrued vacation of $1.4 million which is recorded in an accrued vacation liability.

During the first quarter of 2016, the Company began the process to outsource its information technology function (“ITO”). The ITO is expected to result in a net reduction of 142 positions. During the year ended December 25, 2016, the Company recorded a pretax charge of $4.6 million for severance, benefits and taxes in connection with the ITO, and expects a total estimated cost of $7.0 million.
In addition to the EVSP and ITO, the Company implemented additional reductions in staffing levels in its operations of 218, 323 and 486 positions in the years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively. The Company recorded pretax charges related to these reductions and executive separations totaling $12.3 million, $6.8 million and $5.9 million in the years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively.
Contractual Obligations
The table below represents tronc’s contractual obligations as of December 25, 2016 (in thousands):

Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter

Long-term debt (principal only)	$379,615	$21,090	$21,090	$21,090	$21,090	$295,255	$—
Long-term capital lease	1,713	527	371	319	259	139	98
Interest on long-term debt (1)	89,850	21,462	20,230	18,951	17,876	11,331	—
Operating leases (2)	244,356	53,695	43,880	32,137	30,610	24,695	59,339
Other purchase obligations (3)	6,622	3,339	2,121	1,162
Total	$722,156	$100,113	$87,692	$73,659	$69,835	$331,420	$59,437
(1)    Represents the annual interest on the variable rate debt which bore interest at 5.75% per annum at December 25, 2016.

(2)
The Company leases certain equipment and office and production space under various operating leases. Net lease expense for tronc was $57.5 million, $60.5 million and $64.4 million for the years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively. Prior to the Distribution Date, net lease expense excludes lease costs incurred by TCO and its subsidiaries and allocated to tronc.

(3)    Other purchase obligations relates to the purchase of transportation and news and market data services.
The contractual obligations table does not include actuarially projected minimum funding requirements of the San Diego Pension Plan. The actuarially projected minimum funding requirements contain significant uncertainties regarding the assumptions involved in making such minimum funding projections, including interest rate levels, asset returns, mortality and cost trends, and what, if any, changes will occur to regulatory requirements. While subject to change, the minimum contribution amounts for the San Diego Pension Plan for 2017, under current regulations, are estimated to be $13.3 million. Further contributions are currently projected for 2018 through 2025, but amounts cannot be reasonably estimated.
The contractual obligations table does not include newsprint agreements. The Company is a party to various arrangements with third party suppliers to purchase newsprint. Under these arrangements, tronc agreed to purchase 150,000 metric tons of newsprint in 2017, subject to certain limitations, based on market prices at the time of purchase. The price and timing of such purchases is not determinable.
As of December 25, 2016, tronc had standby letters of credit outstanding in the amount of $34.8 million.
Critical Accounting Policies
The Company’s significant accounting policies are summarized in Note 3 to the Consolidated and Combined Financial Statements. These policies conform with U.S. GAAP and reflect practices appropriate to tronc’s businesses. The preparation of the Company’s Consolidated and Combined Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated and Combined Financial Statements and accompanying Notes thereto. The Company bases its estimates on past experience and assumptions that management believes are reasonable under the circumstances and evaluates its policies, estimates and assumptions on an ongoing basis.

Revenue Recognition—tronc’s primary sources of revenue are from the sales of advertising space in published issues of its newspapers and other publications and on websites owned by, or affiliated with, tronc; distribution of preprinted advertising inserts; sales of newspapers, digital subscriptions and other publications to distributors and individual subscribers; and the provision of commercial printing and delivery services to third parties, primarily other newspaper companies. Newspaper advertising revenue is recorded, net of agency commissions, when advertisements are published in newspapers and when inserts are delivered. Website advertising revenue is recognized when delivered. Commercial printing and delivery services revenues, which are included in other revenues, are recognized when the product is delivered to the customer or as services are provided, as appropriate. Proceeds from publication subscriptions are deferred and are included in revenue on a pro rata basis over the term of the subscriptions. The Company records rebates when earned as a reduction of advertising revenue.
In May 2014, the FASB issued ASU 2014-09, Topic 606, Revenue from Contracts with Customers and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. The new standard supersedes a majority of existing revenue recognition guidance under U.S. GAAP, and requires a company to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. ASU 2014-09 allows for either a “full retrospective” adoption or a “modified retrospective” adoption. The amended effective date of ASU 2014-09 is for reporting periods beginning after December 15, 2017. Companies are permitted to voluntarily adopt the new standard as of the original effective date which was reporting periods beginning after December 15, 2016.
The Company expects to adopt this standard on January 1, 2018 utilizing the modified retrospective method, and has initiated efforts to assess the impact of this new standard on the Company’s future reported results, operating and accounting processes and systems. The Company expects adoption of the standard will not significantly impact reported results for print advertising and circulation and digital circulation. The new standard may result in the Company recording digital advertising revenue placed on non-tronc websites net of the cost of the third-party website as the Company may be acting as an agent as defined under the new standard. Currently, such revenues are generally recorded gross where the Company is acting as a principal in these transactions under the current standard. The new standard is not expected to significantly impact revenues related to commercial printing and delivery services provided to other newspapers, direct mail advertising and services and other related activities.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets are summarized in Note 9 to the Consolidated and Combined Financial Statements. The Company reviews goodwill and other indefinite-lived intangible assets, which include only newspaper mastheads, for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired. The Company has determined that the reporting units at which goodwill will be evaluated are the nine newspaper media groups, TCA, forsalebyowner.com, Motiv8 and the aggregate of its other digital businesses.
The Company’s annual impairment review measurement date is in the beginning of the fourth quarter of each year. The estimated fair value of goodwill is determined using many critical factors, including projected future operating cash flows, revenue and market growth, market multiples, discount rates and consideration of market valuations of comparable companies. The estimated fair values of other intangible assets subject to the annual impairment review are calculated based on projected future discounted cash flow analysis. The development of estimated fair values requires the use of assumptions, including assumptions regarding revenue and market growth as well as specific economic factors in the publishing industry such as operating margins and royalty rates for newspaper mastheads. These assumptions reflect tronc’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of tronc’s control.
Based on the assessments performed as of September 26, 2016, the estimated fair value of all the Company’s reporting units and newspaper mastheads exceeded their carrying amounts. For goodwill as of the measurement date, the calculated fair value exceeded the carrying value by more than 100% for all reporting units except the Baltimore Sun Media Group for which the fair value exceeded the carrying value by more than 85% and the San Diego Media Group for which the percentage was approximately 14%. As discussed in Note 7 Consolidated and Combined Financial Statements, the Company acquired San Diego Union-Tribune and nine community weeklies in May 2015. Subsequent to the acquisition, revenues of the San Diego newspaper Media Group have continued to decline, as have revenues of the Company’s other newspaper media groups. In estimating the fair value of the San Diego newspaper Media Group reporting unit, the Company has assumed that the rate of revenue decline will decrease over time and tronc has assumed that the Company will implement additional cost savings measures that will partially offset such revenue declines. Changes in assumptions could materially affect the estimation of the fair value of the San Diego newspaper Media Group and could result in goodwill impairment. Events and conditions that could affect assumptions and indicate impairment include revenue declines continuing at the rate the Company has experienced subsequent to the acquisition for which tronc is unable to successfully implement additional offsetting cost savings measures.
Impairment Review of Long-Lived Assets—tronc evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may be impaired. The carrying value of a long-lived asset or asset group may be impaired when the projected future undiscounted cash flows to be generated from the asset or asset group over its remaining depreciable life are less than its current carrying value.
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
Other Postretirement Benefits—tronc provides certain health care and life insurance benefits for retired tronc employees through postretirement benefit plans. The expected cost of providing these benefits is accrued over the years that the employees render services. It is the Company’s policy to fund postretirement benefits as claims are incurred.
The Company recognizes the overfunded or underfunded status of its postretirement benefit plans as an asset or liability in its Consolidated Balance Sheets and recognizes changes in that funded status in the year in which changes occur through comprehensive income. The amounts included within these Consolidated and Combined Financial Statements were actuarially determined based on amounts for eligible tronc employees.
Multiemployer Pension Plans—Contributions made to union-sponsored plans are based upon collective bargaining agreements and are accounted for under guidance related to multiemployer plans. See Note 14 to the Consolidated and Combined Financial Statements for further information.
New Accounting Standards
See Note 3 to the Consolidated and Combined Financial Statements for a description of new accounting standards issued and/or adopted in the year ended December 25, 2016.

Non-GAAP Measures
Adjusted EBITDA—The Company defines Adjusted EBITDA as net income (loss) before equity in earnings of unconsolidated affiliates, income taxes, interest expense, other (expense) income, realized gain (loss) on investments, reorganization items, depreciation and amortization, and other items that the Company does not consider in the evaluation of ongoing operating performance. These items include stock-based compensation expense, restructuring charges, transaction expenses, and certain other charges and gains that the Company does not believe reflects the underlying business performance, as detailed below.

	Year Ended
(In thousands)	December 25, 2016	% Change	December 27, 2015	% Change	December 28, 2014
Net income (loss)	$6,537	*	$(2,765)	*	$42,288

Income tax expense (benefit)	18,924	*	(430)	*	34,453
Loss on equity investments, net	690	(40.7%)	1,164	(1.4%)	1,180
Gain on investment transaction	—	*	—	*	(1,484)
Interest expense (income), net	26,703	2.8%	25,972	*	9,801
Reorganization items, net	259	(74.8%)	1,026	*	464

Income from operations	53,113	*	24,967	(71.2%)	86,702

Depreciation and amortization	57,499	5.2%	54,633	70.3%	32,089
Allocated depreciation (1)	—	*	—	*	11,707
Allocated corporate management fee	—	*	—	*	21,871
Restructuring and transaction costs (2)	45,916	9.7%	41,859	2.3%	40,900
Litigation settlement (3)	—	*	2,145	(27.9%)	2,975
Stock-based compensation (4)	8,424	23.5%	6,822	85.4%	3,679
Allocated pension credits (5)	—	*	—	*	(12,492)
Employee voluntary separation program	15,589	(65.8%)	45,586	*	—
Gain for termination of post-retirement benefits	—	*	(18,828)	*	—

Adjusted EBITDA	$180,541	14.9%	$157,184	(16.1%)	$187,431
* Represents positive or negative change in excess of 100%

(1) -
Allocated depreciation represents depreciation for primarily technology assets that were used by tronc prior to the spin-off. As a result of the spin-off, these technology assets were assigned to tronc and the related depreciation is included in post-spin operating results.

(2) -
Restructuring and transaction costs include costs related to tronc’s internal restructuring, such as severance related to the IT outsourcing efforts, charges associated with abandoned space, the distribution and separation from TCO and transaction costs related to completed and potential acquisitions.

(3) -	Adjustment to litigation settlement reserve.

(4) -	Stock-based compensation is due to tronc's and TCO's equity compensation plans and is included for comparative purposes.

(5) -	Allocated pension credits are due to allocations from TCO for tronc employees defined benefit plan. As part of the spin-off, TCO retained this plan.
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

Reorganization Items, Net
ASC Topic 852, “Reorganizations,” requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Accordingly, revenues, expenses, realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported in reorganization items, net in the Consolidated and Combined Statements of Income (Loss) included herein. Reorganization costs generally include provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts.
Reorganization items, net included in tronc’s Consolidated and Combined Statements of Income (Loss) consisted of the following (in thousands):

	Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Reorganization costs, net:
Contract rejections and claim settlements	$(75)	$(15)	$(214)
Trustee fees and other, net	(184)	(1,011)	(250)
Total reorganization items, net	$(259)	$(1,026)	$(464)
See Note 2 to the Consolidated and Combined Financial Statements for additional information regarding these reorganization items.
The Company expects to incur certain expenses pertaining to the resolution of an unresolved claim in the Chapter 11 proceedings throughout 2017 and potentially in future periods.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in the financial instruments issued by the Company represents the potential loss arising from adverse changes in interest rates. See Note 10 to the Consolidated and Combined Financial Statements for information concerning the contractual interest rates of tronc’s debt. At December 25, 2016, the fair value of the Company’s variable-rate debt was estimated to be $376.8 million using quoted market prices with observable inputs in non-active markets and yields obtained through independent pricing sources. The carrying amount of the variable-rate debt was $379.6 million at December 25, 2016.

Various financial instruments issued by the Company are sensitive to changes in interest rates. If interest rates increase, the Company’s future debt service obligations on the variable rate portion of its indebtedness would increase even though the amount borrowed remains the same, and its net income and cash flows, including cash available for servicing its indebtedness, will correspondingly decrease. With respect to the Company’s variable-rate debt at December 25, 2016, each hypothetical 100 basis point change in interest rates would result in a $3.7 million change in annual interest expense on its indebtedness.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and the Chief Financial Officer, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2016 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that the Company’s internal control over financial reporting was effective as of December 25, 2016.
The effectiveness of our internal control over financial reporting as of December 25, 2016, has been audited by Ernst & Young LLP, the independent registered public accounting firm that has also audited the Company’s consolidated financial statements as of and for the year ended December 25, 2016. Ernst & Young’s report on the Company’s internal control over financial reporting appears below.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of the fiscal year covered by this report, except as discussed below and pertaining to the remediation of identified material weaknesses, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation of Prior Year Material Weakness
As disclosed in our Annual Report on Form 10-K for the year ended December 27, 2015, the Company identified a material weakness related to an ineffective control environment, which contributed to material weaknesses related to review and approval of insert volume forecasts and variance analysis for preprint advertising, documentation of approval of rates for circulation and other revenue, and the review of compensation expense, including sales commissions and bonus plans.
As disclosed in our Annual Report on Form 10-K for the year ended December 27, 2015 and in the quarterly reports on Form 10-Q for the first three quarters of 2016, in response to the identified material weaknesses, management has implemented several enhancements to the Company’s internal control over financial reporting to remediate the material weaknesses described above. These efforts included the following:

•
Appointing an executive over the Corporate Compliance function to lead management’s efforts related to effective control design, documentation and implementation, as well as remediating ineffective controls;

•	Enhancing the documentation process for our preprint advertising forecasting and modifying the Company’s processes and controls over advertising insert variance analyses and reconciliations thereof;

•
Modifying processes to ensure supporting documentation for all circulation rate changes are properly maintained and formalizing the process for single copy rate changes to ensure compliance with contractual rates and maintenance of supporting documentation;

•
Streamlining the Company’s commission and sales bonus plans to limit the number of different plans and enhance control thereof; centralizing the sales commission staff and implementing a more robust sales and commission calculation and monitoring system that incorporates increased automation and eliminating many manual processes; and

•	Re-educating control owners about control owner accountability and the retention of required supporting control documentation and implementing a more controlled repository for retaining evidence.
As a result of the remediation actions discussed above, management has determined that the impacted internal controls were effectively designed and demonstrated effective operation for a sufficient period of time to support the conclusion that the material weaknesses related to an ineffective control environment, review and approval of insert volume forecasts and variance analyses for preprint advertising, documentation of approval of rates for circulation and other revenue, and the review of compensation expense, including sales commissions and bonus plans, have been remediated as of December 25, 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of tronc, Inc.

We have audited the internal control over financial reporting of tronc, Inc. (the Company) as of December 25, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 25, 2016, and the related consolidated statement of income/(loss), comprehensive income/(loss), equity/(deficit) and cash flows for the year then ended, and our report dated March 8, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 8, 2017

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to information under the captions “Corporate Governance,” “Board Composition,” “Executive Officers,” “Section 16(A) Beneficial Ownership Reporting Compliance,” and “Consideration of Stockholder-Recommended Director Nominees” in our definitive proxy statement relating to the 2017 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2016 fiscal year.
tronc has a Code of Ethics and Business Conduct that applies to all directors, officers and employees, and a Code of Ethics and Business Conduct for CEO and Senior Financial Officers which can be found at the Company's website, www.tronc.com. The Company will post any amendments to the Code of Ethics and Business Conduct, as well as any waivers that are required to be disclosed by the rules of either the SEC or Nasdaq, on the Company’s website. Information on tronc’s website is not incorporated by reference to the Annual Report on Form 10-K.
The Company’s Board of Directors has adopted Corporate Governance Guidelines and charters for the Audit and Compensation, Nominating and Corporate Governance Committees of the Board of Directors. These documents can be found at the Company’s website, www.tronc.com.
A stockholder can also obtain, without charge, a printed copy of any of the materials referred to above by contacting the Company at the following address:
tronc, Inc.
435 North Michigan Avenue
Chicago, Illinois 60611
Attn: Corporate Secretary
Telephone: (312) 222-9100
Item 11. Executive Compensation
The information required by this item is incorporated by reference to information under the captions “Compensation Discussion and Analysis,” “Compensation, Nominating and Corporate Governance Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Named Executive Officer Compensation,” and “Director Compensation” in our definitive proxy statement relating to the 2017 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2016 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to information under the caption “Security Ownership of Certain Beneficial Owners, Directors, and Management” in our definitive proxy statement relating to the 2017 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2016 fiscal year.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to information under the caption “Security Ownership of Certain Beneficial Owners, Directors, and Management” in our definitive proxy statement relating to the 2017 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2016 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to information under the captions “Policies and Procedures for the Review and Approval or Ratification of Transactions with Related Persons” and “Corporate Governance” in our definitive proxy statement relating to the 2017 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2016 fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to information under the caption “Independent Registered Public Accounting Firm’s Fees Report” in our definitive proxy statement relating to the 2017 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2016 fiscal year.
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

3.1*	Amended and Restated Certificate of Incorporation of tronc, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 8-A filed on June 17, 2016).

3.2*	Amended and Restated By-laws of tronc, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 8-A filed on June 17, 2016).

3.3*	Certificate of Designation of Series A Preferred Stock of Tribune Publishing Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on May 9, 2016).

3.4*	Certificate of Elimination of Series A Preferred Stock of tronc, Inc. dated December 23, 2016 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 23, 2016).

4.1*
Rights Agreement, dated as of May 9, 2016, by and between Tribune Publishing Company and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 9, 2016).

4.2*
Amendment No. 1 to Rights Agreement, dated December 23, 2016, by and between tronc, Inc. (f/k/a Tribune Publishing Company) and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 23, 2016).

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

10.8*
Securities Purchase Agreement, by and among Tribune Publishing Company, Nant Capital, LLC and Dr. Patrick Soon-Shiong, dated as of May 22, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 23, 2016).

10.9*
Registration Rights Agreement, by and between Tribune Publishing Company and Nant Capital, LLC, dated as of May 22, 2016 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 23, 2016).

10.10*~
tronc, Inc. 2014 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2016 filed on August 5, 2016).

10.11*~
Form of Restricted Stock Unit Award Agreement (Non-Employee Director Form) (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q/A for the quarterly period ended September 28, 2014 filed November 19, 2014).

10.12*~	Form of Stock Option Agreement (Employee Form) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2016 filed on August 5, 2016).

10.13*~
Form of Restricted Stock Unit Award Agreement (Employee Form) (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2016 filed on August 5, 2016).

10.14*~	Form of Annual Performance Incentive Award Notice (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 28, 2014 filed March 25, 2015).

10.15*~	Form of Director Compensation Conversion Election Form (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 14, 2016).

10.16*~
Employment Agreement, by and between Tribune Publishing Company, LLC and Denise Warren, dated as of May 6, 2015 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2015 filed on August 12, 2015).

10.17*~
Employment Agreement, by and between Tribune Publishing Company, LLC and Tony Hunter, dated as of August 27, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2015 filed on November 12, 2015).

10.18*~
Employment Agreement, by and between Tribune Publishing Company, LLC and Timothy E. Ryan, dated as of September 7, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2015 filed on November 12, 2015).

10.19*~
Employment Agreement, by and between Tribune Publishing Company, LLC and Sandra J. Martin, dated effective as of January 4, 2016 (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed on March 14, 2016).

10.20*~
Executive Employment Agreement by and between Justin Dearborn and Tribune Publishing Company, LLC, effective February 22, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 23, 2016).

10.21*~
Executive Employment Agreement by and between Terry Jimenez and Tribune Publishing Company, LLC, dated March 25, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 28, 2016).

10.22*~	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed on March 14, 2016).

10.23*~	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2016 filed on May 5, 2016).

10.24*
Term Loan Credit Agreement, among Tribune Publishing Company, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on August 7, 2014).

10.25*
Term Loan Guaranty, among Tribune Publishing Company, the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on August 7, 2014).

10.26*
Term Loan Security Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.13 to the Form 8-K filed on August 7, 2014).

10.27*
Term Loan Pledge Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.14 to the Form 8-K filed on August 7, 2014).

10.28*
ABL Credit Agreement, among Tribune Publishing Company, the Subsidiaries party thereto, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and l/c issuer, and the lenders party thereto, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.15 to the Form 8-K filed on August 7, 2014).

10.29*
ABL Guaranty, among Tribune Publishing Company, the Subsidiaries party thereto and Bank of America, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.16 to the Form 8-K filed on August 7, 2014).

10.30*
ABL Security Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and Bank of America, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.17 to the Form 8-K filed on August 7, 2014).

10.31*
ABL Pledge Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and Bank of America, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.18 to the Form 8-K filed on August 7, 2014).

10.32*
Continuing Agreement for Standby Letters of Credit, between Tribune Publishing Company and JPMorgan Chase Bank, N.A., as l/c issuer, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.19 to the Form 8-K filed on August 7, 2014).

10.33*
Lender Joinder Agreement, by and among Tribune Publishing Company, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., dated as of May 21, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2015 filed on August 12, 2015).

10.34*
Registration Rights Agreement, by and between Tribune Publishing Company and MLIM Holdings, LLC, dated as of May 21, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2015 filed on August 12, 2015).

21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TRONC, INC.

March 8, 2017	By:	/s/ Terry Jimenez
Terry Jimenez
Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Justin C. Dearborn and Terry Jimenez, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Justin C. Dearborn	Chief Executive Officer and Director	March 8, 2017
Justin C. Dearborn	(Principal Executive Officer)

/s/ Terry Jimenez	Chief Financial Officer	March 8, 2017
Terry Jimenez	(Principal Financial and Accounting Officer)

/s/ Michael W. Ferro, Jr.	Chairman and Director	March 8, 2017
Michael W. Ferro, Jr.

	Vice Chairman and Director	March 8, 2017
Patrick Soon-Shiong

/s/ Carol Crenshaw	Director	March 8, 2017
Carol Crenshaw

/s/ David Dreier	Director	March 8, 2017
David Dreier

/s/ Philip G. Franklin	Director	March 8, 2017
Philip G. Franklin

/s/ Eddy W. Hartenstein	Director	March 8, 2017
Eddy W. Hartenstein

Name	Capacity	Date

/s/ Richard A. Reck	Director	March 8, 2017
Richard A. Reck

/s/ Donald Tang	Director	March 8, 2017
Donald Tang

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of tronc, Inc.

We have audited the accompanying consolidated balance sheet of tronc, Inc. (the Company) as of December 25, 2016, and the related consolidated statements of income/(loss), comprehensive income/(loss), equity/(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 25, 2016, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 8, 2017

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of tronc, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 27, 2015 and the related consolidated statements of income (loss), comprehensive income (loss), equity (deficit) and cash flows for each of the two years in the period ended December 27, 2015 present fairly, in all material respects, the financial position of tronc, Inc. and its subsidiaries (formerly known as Tribune Publishing Company) as of December 27, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 27, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 14, 2016, except for Note 19 to the consolidated financial statements, as to which the date is March 8, 2017

TRONC, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)

	Year ended
	December 25, 2016	December 27, 2015	December 28, 2014

Operating revenues	$1,606,378	$1,672,820	$1,707,978

Operating expenses:
Compensation	597,293	649,905	596,366
Newsprint and ink	103,906	122,339	139,634
Outside services	494,478	513,896	519,646
Other operating expenses	300,089	307,080	333,541
Depreciation and amortization	57,499	54,633	32,089
Total operating expenses	1,553,265	1,647,853	1,621,276

Income from operations	53,113	24,967	86,702
Loss on equity investments, net	(690)	(1,164)	(1,180)
Gain on investment transaction	—	—	1,484
Interest expense, net	(26,703)	(25,972)	(9,801)
Reorganization items, net	(259)	(1,026)	(464)
Income (loss) before income taxes	25,461	(3,195)	76,741
Income tax expense (benefit)	18,924	(430)	34,453
Net income (loss)	$6,537	$(2,765)	$42,288

Net income (loss) per common share:
Basic	$0.19	$(0.11)	$1.66

Diluted	$0.19	$(0.11)	$1.66

Weighted average shares outstanding:
Basic	33,788	25,990	25,429

Diluted	33,935	25,990	25,543

Dividends declared per common share	$—	$0.70	$0.175

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRONC, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended
	December 25, 2016	December 27, 2015	December 28, 2014
Net income (loss)	$6,537	$(2,765)	$42,288
Other comprehensive income (loss), net of taxes:
Unrecognized benefit plan gains (losses):
Change in unrecognized benefit plan gain (loss) arising during the period, net of taxes of $3,021, $4,556 and $(1,123), respectively	(4,627)	(6,978)	1,720
Amortization of items to periodic pension cost during the period, net of taxes of $186, $1,921 and $0, respectively	(284)	(2,942)	—
Negative plan amendments, net of taxes of $0, $2,908 and ($5,936), respectively	—	(4,453)	9,092
Foreign currency translation, net of taxes of $0, $0 and $13	3	(15)	(20)
Other comprehensive income (loss), net of taxes	(4,908)	(14,388)	10,792
Comprehensive income (loss)	$1,629	$(17,153)	$53,080

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRONC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 25, 2016	December 27, 2015
Assets
Current assets
Cash	$198,349	$40,832
Accounts receivable (net of allowances of $17,230 and $17,590)	195,519	240,813
Inventories	10,950	13,688
Prepaid expenses	12,879	12,845
Other current assets	5,984	3,979
Total current assets	423,681	312,157

Property, plant and equipment
Machinery, equipment and furniture	123,530	120,830
Buildings and leasehold improvements	13,388	7,377
	136,918	128,207
Accumulated depreciation	(70,082)	(55,184)
	66,836	73,023
Advance payments on property, plant and equipment	1,030	4,427
Property, plant and equipment, net	67,866	77,450

Other assets
Goodwill	122,469	123,992
Intangible assets, net	132,161	133,862
Software, net	54,565	67,089
Deferred income taxes	63,977	81,540
Restricted cash	—	17,003
Other long-term assets	24,047	19,873
Total other assets	397,219	443,359

Total assets	$888,766	$832,966

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRONC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 25, 2016	December 27, 2015
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$21,617	$21,826
Accounts payable	70,148	80,881
Employee compensation and benefits	72,311	97,717
Deferred revenue	82,778	81,682
Other current liabilities	18,033	31,324
Total current liabilities	264,887	313,430

Non-current liabilities
Long-term debt	349,128	367,847
Deferred revenue	4,938	6,960
Pension and postretirement benefits payable	101,674	109,159
Other obligations	60,258	49,968
Total non-current liabilities	515,998	533,934

Commitments and contingencies (Notes 11 and 12)

Stockholders' equity (deficit)
Preferred stock, $.01 par value. Authorized 30,000 shares; no shares issued or outstanding at December 25, 2016 and December 27, 2015	—	—
Common stock, $.01 par value. Authorized 300,000 shares, 36,549 shares issued and 36,428 shares outstanding at December 25, 2016; 26,357 shares issued and 26,236 shares outstanding at December 27, 2015	365	264
Additional paid-in capital	139,623	19,251
Accumulated deficit	(21,925)	(28,639)
Accumulated other comprehensive loss	(8,814)	(3,906)
Treasury stock, at cost - 121 shares at December 25, 2016 and December 27, 2015	(1,368)	(1,368)
Total stockholders' equity (deficit)	107,881	(14,398)

Total liabilities and stockholders’ equity	$888,766	$832,966

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRONC, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY (DEFICIT)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Tribune Media Company Investment	AOCI	Treasury Stock	Total Equity (Deficit)
Balance at December 29, 2013	—	$—	$—	$—	$225,135	$(310)	$—	$224,825
Comprehensive income	—	—	—	16,568	25,720	10,792	—	53,080
Transactions with Tribune Media Company, net	—	—	—	—	(57,627)	—	—	(57,627)
Dividend to Tribune Media Company	—	—	—	—	(275,000)	—	—	(275,000)
Dividends declared to common stockholders	—	—	—	(4,614)	—	—	—	(4,614)
Contribution by Tribune Media	—	—	—	—	63,135	—	—	63,135
Issuance of stock in the distribution	25,423,617	254	—	(18,891)	18,637	—	—	—
Issuance of stock from RSU conversions	2,369	—	—	—	—	—	—	—
Exercise of stock options	18,071	—	253	—	—	—	—	253
Share-based compensation	—	—	2,117	—	—	—	—	2,117
Balance at December 28, 2014	25,444,057	254	2,370	(6,937)	—	10,482	—	6,169
Comprehensive loss	—	—	—	(2,765)	—	(14,388)	—	(17,153)
Dividends declared to common stockholders	—	—	—	(18,937)	—	—	—	(18,937)
Issuance of stock for acquisition	700,869	7	11,032	—	—	—	—	11,039
Issuance of stock from RSU conversions	191,984	3	(3)	—	—	—	—	—
Withholding for taxes on RSU conversions	—	—	(1,904)	—	—	—	—	(1,904)
Exercise of stock options	20,037	—	281	—	—	—	—	281
Share-based compensation	—	—	6,822	—	—	—	—	6,822
Excess tax benefit from long-term incentive plan	—	—	653	—	—	—	—	653
Purchase of treasury stock	—	—	—	—	—	—	(1,368)	(1,368)
Balance at December 27, 2015	26,356,947	264	19,251	(28,639)	—	(3,906)	(1,368)	(14,398)
Comprehensive income (loss)	—	—	—	6,537	—	(4,908)	—	1,629
Issuance of common stock	9,920,000	99	113,219	—	—	—	—	113,318
Dividends to common stockholders	—	—	—	177	—	—	—	177
Issuance of stock from RSU conversions	257,806	2	(2)	—	—	—	—	—
Withholding for taxes on RSU conversions	—	—	(821)	—	—	—	—	(821)
Exercise of stock options	14,647	—	205	—	—	—	—	205
Share-based compensation	—	—	8,424	—	—	—	—	8,424
Excess tax expense from long-term incentive plan	—	—	(653)	—	—	—	—	(653)
Balance at December 25, 2016	36,549,400	$365	$139,623	$(21,925)	$—	$(8,814)	$(1,368)	$107,881

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRONC, INC. CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (In thousands)

	Year ended
	December 25, 2016	December 27, 2015	December 28, 2014
Operating Activities
Net income (loss)	$6,537	$(2,765)	$42,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,499	54,633	32,089
Allowance for bad debt	11,177	9,695	17,648
Stock compensation expense	8,424	6,822	3,679
Withholding for taxes on RSU vesting	(821)	(1,904)	—
Gain on postretirement plan amendment	—	(18,828)	—
Loss on equity investments, net	690	1,164	1,180
(Gain) loss on fixed asset sales	1,451	1,346	(1,285)
Gain on investment transaction	—	—	(1,484)
Other non-cash, net	9,259	2,252	(937)
Changes in working capital items, excluding acquisitions:
Accounts receivable, net	35,341	(3,702)	3,608
Prepaid expenses, inventories and other current assets	10,497	13,822	(10,519)
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	(58,098)	11,194	38,121
Pension contribution	(10,813)	(2,983)	—
Non-current deferred revenue	(2,022)	(1,815)	540
Deferred income taxes	21,552	(2,654)	7,224
Postretirement benefits	(3,235)	(4,944)	(1,704)
Other, net	(1,916)	1,591	126
Net cash provided by operating activities	85,522	62,924	130,574

Investing Activities
Capital expenditures, including software additions	(21,021)	(32,275)	(22,268)
Acquisitions, net of cash acquired	(7,603)	(67,825)	(52,280)
Restricted cash	17,003	10,502	(27,505)
Other, net	(2,486)	(1,407)	(873)
Net cash used for investing activities	$(14,107)	$(91,005)	$(102,926)

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRONC, INC. CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (In thousands)

	Year ended
	December 25, 2016	December 27, 2015	December 28, 2014
Financing Activities
Proceeds from issuance of common stock	$113,318	$—	$—
Proceeds from issuance of debt	—	68,950	346,500
Payment of debt issuance costs	—	(2,760)	(10,179)
Purchase of treasury stock	—	(1,368)	—
Repayment of long-term debt	(21,090)	(19,776)	—
Proceeds from revolving debt	—	10,000	—
Repayment of revolving debt	—	(10,000)	—
Repayments of capital lease obligations	(811)	—	—
Related party dividends	—	—	(275,000)
Dividends paid to common stockholders	(4,867)	(13,742)	(4,614)
Proceeds from exercise of stock options	205	281	253
Excess tax benefits realized from exercise of stock-based awards	(653)	653	—
Transactions with Tribune Media Company, net	—	—	(57,627)
Net cash provided by (used for) financing activities	86,102	32,238	(667)
Net increase in cash	157,517	4,157	26,981
Cash, beginning of period	40,832	36,675	9,694
Cash, end of period	$198,349	$40,832	$36,675

The accompanying notes are an integral part of these consolidated and combined financial statements.

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—tronc, Inc., formerly Tribune Publishing Company, was formed as a Delaware corporation on November 21, 2013. tronc, Inc. together with its subsidiaries (collectively, “tronc,” or the “Company”) is a media company rooted in award-winning journalism, which operates over 150 titles in nine of the nation’s largest markets. tronc develops unique and valuable content across its vast media portfolio, which has earned a combined 93 Pulitzer Prizes and is committed to informing and inspiring a growing monthly audience of 57 million. The Company’s diverse portfolio of iconic news and information brands are in markets including Los Angeles and San Diego, Ca.; Chicago, Il.; Fort Lauderdale and Orlando, Fl.; Baltimore, Md.; Hartford, Ct.; Allentown, Pa.; and Newport News, Va. tronc also offers an array of customized marketing solutions, and publishes a number of niche products, including Hoy and El  Sentinel, making tronc the country’s largest Spanish-language publisher. See Note 7 for information on acquisitions.
On June 17, 2016, the Company changed its name from Tribune Publishing Company to tronc, Inc. The Company transferred its stock exchange listing from the New York Stock Exchange (“NYSE”) to The Nasdaq Global Select Market (“Nasdaq”). The common shares of the Company ceased trading on the NYSE under the ticker symbol “TPUB” on June 17, 2016 at the end of the day and began trading the morning of June 20, 2016 on Nasdaq under the ticker symbol “TRNC.”
Separation from Tribune Media Company—On August 4, 2014 (the “Distribution Date”), Tribune Media Company, formerly Tribune Company (“TCO”), completed the spin-off of its principal publishing operations into an independent company (“Distribution”). See Note 5 for additional information on the Distribution.
Basis of Presentation—The accompanying Consolidated and Combined Financial Statements and notes of tronc have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated and Combined Financial Statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of tronc as of December 25, 2016 and December 27, 2015 and the results of operations and cash flows for the years ended December 25, 2016, December 27, 2015 and December 28, 2014.
Prior to the Distribution Date, separate financial statements were not prepared for tronc. The accompanying Consolidated and Combined Financial Statements for the year ended December 28, 2014 were derived from the historical accounting records of TCO and present tronc’s consolidated and combined results of operations and cash flows as if tronc was a separate entity through the Distribution Date. The costs of TCO services that are specifically identifiable to tronc are included in these consolidated and combined financial statements. The costs of TCO services that are incurred by TCO but are not specifically identifiable to tronc have been allocated to tronc and included in the pre-spin consolidated and combined financial statements on a basis that management considered to be a reasonable reflection of the utilization of services provided or the benefit received by tronc during the periods presented. Management believes that assumptions and methodologies underlying the allocation of general corporate expenses are reasonable. However, such expenses prior to the Distribution Date may not be indicative of the actual level of expense that would have been incurred had tronc operated as a separate stand-alone entity, and, accordingly, may not necessarily reflect tronc’s consolidated and combined financial position, results of operations and cash flows had tronc operated as a stand-alone entity during the periods presented. See Note 5 for further information on costs allocated from TCO.
Certain prior period amounts have been reclassified to conform to current period’s presentation. Management believes that this presentation is relevant and meaningful to users of the financial statements as it promotes alignment between users of the financial statements and management with regard to tracking and monitoring expense categories that directly correlate to secular print declines in advertising and circulation and supports management’s discussion and analysis of business activities to investors, bankers and other constituencies that rely on the financial statements to gain a better understanding of cost reduction efforts through the Company’s SEC filings, quarterly earnings conference calls, investor presentations and buy-side and sell-side investor discussions.
All intercompany accounts within tronc have been eliminated in consolidation. For periods prior to the Distribution Date, all significant intercompany transactions between tronc and TCO have been included within the consolidated and combined financial statements and are considered to be effectively settled through equity contributions or distributions or

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

through cash payments at the time the transactions were recorded. The accumulated net effect of intercompany transactions between tronc and TCO were included in the parent company investment component of tronc equity. These intercompany transactions are further described in Note 5. The total net effect of these intercompany transactions prior to the Distribution Date are reflected in the Consolidated and Combined Statements of Cash Flows as financing activities.
NOTE 2: PROCEEDINGS UNDER CHAPTER 11
Chapter 11 Reorganization—On December 8, 2008, TCO, and 110 of its direct and indirect wholly-owned subsidiaries (each a “Debtor” and, collectively, the “Debtors”), filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under Chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Certain of the legal entities included in the consolidated and combined financial statements of tronc were Debtors or, as a result of restructuring transactions are successor legal entities to legal entities that were Debtors (collectively, the “tronc Debtors”). A joint plan of reorganization for the Debtors, including the tronc Debtors became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”).
As of August 12, 2016, the Chapter 11 estates of 106 of the Debtors have been closed by a final decree issued by the Bankruptcy Court, including the last one of the tronc Debtors’ cases. The remaining Debtors’ Chapter 11 cases continue to be administered under the caption “In re: Tribune Media Company, et al.,” Case No. 08-13141. See Note 12 for further information concerning the disposition of Chapter 11 estates.
Reorganization Items, Net—Reorganization items, net, generally includes provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts and, pursuant to ASC Topic 852, “Reorganizations,” is reported separately in the Company’s Consolidated and Combined Statements of Income (Loss). Reorganization items, net may also include professional advisory fees and other costs directly associated with the Debtors’ Chapter 11 cases.
Specifically identifiable reorganization provisions, adjustments and other costs directly related to the Company have been included in the Consolidated and Combined Statements of Income (Loss) for the years ended December 25, 2016, December 27, 2015 and December 28, 2014 and consisted of the following (in thousands):

	Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Reorganization costs, net:
Contract rejections and claim settlements	$(75)	$(15)	$(214)
Trustee fees and other, net	(184)	(1,011)	(250)
Total reorganization items, net	$(259)	$(1,026)	$(464)
The Company expects to incur certain expenses pertaining to the resolution of an unresolved claim in the Chapter 11 proceedings in 2017 and potentially in future periods.
NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year—The Company's fiscal year ends on the last Sunday in December. Fiscal year 2016 ended on December 25, 2016, fiscal year 2015 ended on December 27, 2015 and fiscal year 2014 ended on December 28, 2014, each 52-week years.
Use of Estimates—The preparation of these consolidated and combined financial statements in conformity with U.S. GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses and certain financial statement disclosures. Some of the significant estimates in these consolidated and combined financial statements include the valuation assumptions used in allowances for doubtful accounts receivable, net realizable value of inventories, useful lives of property and identifiable intangible assets, the evaluation of recoverability of property, goodwill and identifiable intangible assets, income tax, self-insurance, pension and other postretirement benefits, stock-based compensation and purchase accounting. Actual results could differ from these estimates.

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Segment Presentation—The Company assesses its operating segments in accordance with ASC Topic 280, “Segment Reporting.” In the second quarter of fiscal 2016, the Company realigned under a new management team into two distinct segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local websites and mobile applications, digital only subscriptions, Tribune Content Agency (“TCA”), forsalebyowner.com and Motiv8. The segregation of the digital business in troncX triggered an evaluation of the Company’s operating and reportable segments in the second quarter of fiscal 2016. Prior to the second quarter of fiscal 2016, tronc was managed by its chief operating decision maker, as defined by ASC Topic 280, as one business and one reportable segment. Beginning with the second quarter of fiscal 2016, tronc began managing its business as two distinct segments and, accordingly, has revised its segment reporting to two reportable segments. These changes had no impact on the Company’s previously reported consolidated operating revenue, income from operations, net income (loss) or net income (loss) per common share. The prior periods have been revised to reflect the change in reportable segments. See Note 19 for additional segment information.
Business Combinations—The allocation of the purchase consideration for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase consideration to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The excess of the fair value of purchase consideration over the values of the identifiable assets and liabilities is recorded as goodwill. Critical estimates in valuing certain identifiable assets include but are not limited to expected long term revenues; future expected operating expenses; cost of capital; appropriate attrition and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Revenue Recognition—tronc’s primary sources of revenue are from the sales of advertising space in published issues of its newspapers and other publications and on websites owned by, or affiliated with tronc; distribution of preprinted advertising inserts; sales of newspapers, digital subscriptions and other publications to distributors and individual subscribers; and the provision of commercial printing and delivery services to third parties, primarily other newspaper companies. Newspaper advertising revenue is recorded, net of agency commissions, when advertisements are published in newspapers and when inserts are delivered. Website advertising revenue is recognized when delivered. Commercial printing and delivery services revenues, which are included in other revenues, are recognized when the product is delivered to the customer or as services are provided, as appropriate. Proceeds from publication subscriptions are deferred and are included in revenue on a pro rata basis over the term of the subscriptions. The Company records rebates when earned as a reduction of advertising revenue.
Cash—Cash is stated at cost, which approximates market value. Cash includes cash equivalents which are investments with original maturities of three months or less at the time of purchase.
Restricted Cash—Restricted cash is stated at cost. The Company had cash held in a specified cash collateral account which was required to remain as long as an undrawn letter of credit relating to workers compensation self-insurance remained outstanding. During the year ended December 25, 2016, the Company transferred the letter of credit to the Senior ABL facility and the restricted cash was released. See Note 10 for more information on the Senior ABL facility.
Accounts Receivable and Allowance for Doubtful Accounts—tronc’s accounts receivable are primarily due from advertisers and circulation-related accounts. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required. The Company maintains an allowance for uncollectible accounts, rebates and volume discounts. The allowance for uncollectible accounts is determined based on historical write-off experience and any known specific collectability exposures.

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

A summary of the activity with respect to the accounts receivable allowances is as follows (in thousands):

Accounts receivable allowance balance at December 29, 2013	$12,856
2014 additions	26,378
2014 deductions	(22,570)
Accounts receivable allowance balance at December 28, 2014	16,664
2015 additions	31,805
2015 deductions	(30,879)
Accounts receivable allowance balance at December 27, 2015	17,590
2016 additions	33,559
2016 deductions	(33,919)
Accounts receivable allowance balance at December 25, 2016	$17,230
Trade Transactions—tronc, in the ordinary course of business, enters into trade transactions whereby advertising in a tronc publication is exchanged for products or services or advertising, including advertising at an event/venue. Trade transactions are generally reported at the estimated fair value of the product or services received. Revenues are recorded when the advertisement runs in a tronc publication and expenses are generally recorded when the products or services are utilized or the advertisement runs.
Inventories—Inventories consist primarily of newsprint for publishing operations. Newsprint cost is determined using the first-in, first-out (“FIFO”) basis. Beginning in the first quarter of 2016, upon the adoption of Accounting Standards Update (“ASU”) 2015-11, Topic 330, inventories are stated at the lower of cost or net realizable value. Prior to 2016, inventories are stated at the lower of cost or market. The adoption of this standard had no impact on the Consolidated and Combined Financial Statements.
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
Leasehold improvements are amortized over the shorter of the useful life or the term of the lease. Expenditures for repairs and maintenance of existing assets are charged to expense as incurred. Property, plant and equipment assets that are financed under a capital lease are amortized over the shorter of the term of the lease or the useful lives of the assets.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets are summarized in Note 9. tronc reviews goodwill and other indefinite-lived intangible assets, which include only newspaper mastheads, for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles–Goodwill and Other.” Under ASC Topic 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values. Impairment would occur when the carrying amount of the goodwill or mastheads is greater than its fair value. The Company has determined that the reporting units at which goodwill will be evaluated are the nine newspaper media groups, TCA, forsalebyowner.com, Motiv8 and the aggregate of its other digital businesses.
The Company has historically evaluated goodwill and indefinite-lived intangibles for impairment annually as of the last day of the fiscal fourth quarter, or when an indicator of impairment exists. During the year ended December 25, 2016, the Company changed the date of the annual goodwill and indefinite-lived intangibles impairment assessment to the first day of the fiscal fourth quarter. This voluntary change in the annual goodwill and indefinite-lived intangibles testing date is a change in accounting principle, which the Company believes is preferable as it better aligns the timing of the assessment with

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

the Company’s planning and forecasting process and also provides additional time to complete the annual assessment in advance of the Company’s year-end reporting. The change in assessment date did not delay, accelerate or avoid a potential impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change was applied prospectively.
For the 2016 annual impairment test, the Company did a full quantitative analysis of both goodwill and mastheads. For both goodwill and mastheads, the calculated fair value exceeded the carrying value. For goodwill, the calculated fair value was determined using the income approach. Estimates of fair value include Level 3 inputs as they are subjective in nature, involve uncertainties and matters of significant judgment and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time (for 2016, the perpetuity growth rates used ranged from (0.6%) to 4.2%), forecasted revenue growth rates (for 2016, forecasted revenue growth ranged from (6.2%) to 44.9%), projected operating cash flow margins, estimated tax rates, depreciation expense, capital expenditures, required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (for 2016, the weighted average cost of capital used was 9.5% for print and 12.5% for digital). For goodwill as of the measurement date, the calculated fair value exceeded the carrying value by more than 100% for all reporting units except the Baltimore Sun newspaper Media Group for which the fair value exceeded the carrying value by more than 85% and the San Diego newspaper Media Group for which the percentage was approximately 14%. As discussed in Note 7, the Company acquired San Diego Union-Tribune and nine community weeklies in May 2015. Subsequent to the acquisition, revenues of the San Diego newspaper Media Group have continued to decline, as have revenues of the Company’s other newspaper media groups. In estimating the fair value of the San Diego newspaper Media Group reporting unit, the Company has assumed that the rate of revenue decline will decrease over time and tronchas assumed that the Company will implement additional cost savings measures that will partially offset such revenue declines. Changes in assumptions could materially affect the estimation of the fair value of the San Diego newspaper Media Group and could result in goodwill impairment. Events and conditions that could affect assumptions and indicate impairment include revenue declines continuing at the rate the Company has experienced subsequent to the acquisition for which tronc is unable to successfully implement additional offsetting cost savings measures.
For mastheads, the calculated fair value includes Level 3 inputs and was determined using the royalty savings method. The key assumptions used in the fair value estimates under the royalty savings method are revenue and market growth, royalty rates for newspaper mastheads (for 2016, the royalty rate used ranged from 2.4% to 5.7%), estimated tax rates, an appropriate risk-adjusted weighted-average cost of capital (for 2016, the weighted average cost of capital used was 9.5%). These assumptions reflect tronc’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of tronc’s control. For mastheads as of the measurement date, the calculated fair value exceeded the carrying value by more than 100% for all reporting units except the San Diego Union-Tribune. For the San Diego Union-Tribune, the calculated fair value exceeded the carrying value by 24%.
Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in non-cash impairment charges in the future under ASC Topic 350.
Impairment Review of Long-Lived Assets—In accordance with ASC Topic 360, “Property, Plant and Equipment,” tronc evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may be impaired. The carrying value of a long-lived asset or asset group may be impaired when the projected future undiscounted cash flows to be generated from the asset or asset group over its remaining depreciable life are less than its current carrying value. The Company measures impairment based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset or asset group. The fair value is determined primarily by using the projected future cash flows discounted at a rate commensurate with the risk involved as well as market valuations. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair values are reduced for an estimate of the cost to dispose or abandon. There were no impairments recorded in any of the periods presented.
Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate future undiscounted cash flows could result in non-cash impairment charges in the future under ASC Topic 360.
Fair Value Measurements—The Company measures and records in its consolidated and combined financial statements certain assets and liabilities at fair value. ASC Topic 820, “Fair Value Measurements and Disclosures,”

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and tronc’s own assumptions (unobservable inputs). This hierarchy consists of the following three levels:

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
The carrying values of cash, trade accounts receivable and trade accounts payable approximate fair value due to their short term nature.
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
Investments—Investments in unconsolidated affiliates over which tronc exercises significant influence, but does not control, are accounted for by the equity method. Under this method, an investment account for each unconsolidated affiliate is increased by contributions made and by tronc’s share of net income of the unconsolidated affiliate, and decreased by the share of net losses of and distributions from the unconsolidated affiliate.
Leases—Operating lease rentals are expensed on a straight-line basis over the life of the lease. The lease term is determined at lease inception by excluding renewal options that are not reasonably assured. The lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense.
Pension Plans—With the 2015 acquisition of The San Diego Union-Tribune, the Company became the sponsor of a pension plan (“San Diego Pension Plan”). The Company follows accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits” for single employer defined benefit plans. Plan assets and the projected benefit obligation are measured each December 31, and the Company records as an asset or liability the net funded or underfunded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to other comprehensive income (loss) and are amortized to net periodic pension expense over the weighted average remaining life of plan participants. Net periodic pension expense is recognized each period by accruing interest expense on the projected benefit obligation and accruing a return on assets associated with the plan assets. Participation in and accrual of new benefits to participants has been frozen since 2009 and, accordingly, on-going service costs are not a component of net periodic pension expense. In measuring the funded status of the plan, the Company has elected to measure the single employer defined benefit plan assets and obligations as of the end of the month closest to the Company’s fiscal year-end.
The projected benefit obligations of the San Diego Pension Plan are estimated using a theoretical zero-coupon spot curve representing the yields on high-quality corporate bonds with maturities that correlate to the timing of benefit payments to the plan’s participants. Future benefit payments are discounted to their present value at the appropriate yield curve rate to

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

determine the projected benefit obligation outstanding at each year end. The yield curve discount rate as of December 25, 2016 was 4.0 percent.
Interest expense included in net periodic pension expense was established at the beginning of the fiscal year. Interest expense for 2016 was determined using a beginning-of-year yield curve rate of 4.2 percent.
The Company assumed a 7.0 percent long-term rate of return on the plan’s assets in 2016. This return is based upon the investments strategies determined by the Company, less administrative expenses. Investment strategies for the plan’s assets are based upon factors such as the remaining useful life expectancy of participants and market risks.
Other Postretirement Benefits—tronc provides certain health care and life insurance benefits for retired tronc employees through postretirement benefit plans. The expected cost of providing these benefits is accrued over the years that the employees render services. It is the Company’s policy to fund postretirement benefits as claims are incurred. In measuring the funded status of the plan, the Company has elected to measure the single employer defined benefit plan assets and obligations as of the end of the month closest to the Company’s fiscal year-end.
The Company recognizes the overfunded or underfunded status of its postretirement benefit plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which changes occur through comprehensive income. The amounts included within these consolidated and combined financial statements were actuarially determined based on amounts allocable to eligible tronc employees.
Prior to the Distribution Date, TCO provided certain health care and life insurance benefits for retired tronc employees. The portions of the liabilities for postretirement health care and life insurance benefits, the related net periodic benefit costs and other comprehensive income (loss) were allocated to tronc and presented within these consolidated and combined financial statements.
Contributions made to union-sponsored plans are based upon collective bargaining agreements. See Note 14 for further information.
Self-Insurance—The Company self-insures for certain employee medical and disability income benefits, and insures with a high deductible for workers’ compensation, automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The Company carries insurance coverage to limit exposure for self-insured workers’ compensation costs and automobile and general liability claims. The Company’s deductibles for the insured coverages are generally $1.0 million per occurrence, depending on the applicable policy period. The recorded liabilities for self-insured risks at December 25, 2016 and December 27, 2015 totaled $35.2 million and $41.6 million, respectively.
Prior to the Distribution Date, tronc employees were covered under TCO plans. The portion of the expense related to these self-insurance and insurance plans that related to tronc employees have been presented within these consolidated and combined financial statements for periods prior to the Distribution Date.
Deferred Revenue—Deferred revenue arises in the normal course of business from advance subscription payments for newspapers, digital subscriptions and other publications, and interactive advertising sales. Deferred revenue is recognized in the period it is earned.
Stock-Based Compensation—Stock-based compensation cost is measured at the grant date of the awards based on the estimated fair value of the awards. The stock-based compensation expense is recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service.
Income Taxes—Provisions for federal and state income taxes are calculated on reported pretax earnings based on current tax laws and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred income tax assets and liabilities. Taxable income reported to the taxing jurisdictions in which tronc operates often differs from pretax earnings because some items of income and expense are recognized in different time periods for income tax purposes. The Company provides deferred taxes calculated on these temporary differences. Taxable income also may differ from pretax earnings due to statutory provisions under which specific revenues are exempt from taxation and specific expenses are not allowable as deductions.

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The Company evaluates uncertain tax positions. The Company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. If a tax benefit was recognized the Company would measure the tax benefit based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
Prior to the Distribution Date, tronc’s tax status was controlled by TCO. For the purposes of these consolidated and combined financial statements, tronc has computed income taxes as if it were filing separate returns. Prior to the Distribution Date, current income taxes payable are settled with TCO through the equity (deficit) account.
New Accounting Standards—In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Topic 350, Intangibles-Goodwill and Other; Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test standardizing the impairment assessment to measure a reporting unit’s carrying value against its fair value and eliminate the calculation of an implied fair value of goodwill. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2020 and should be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating how the adoption of this standard will impact the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Topic 805, Clarifying the Definition of a Business, which establishes criteria to determine when an integrated set of assets and activities is not a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017 and should be applied prospectively. The Company plans to adopt this standard as of the first quarter of 2018 and is currently evaluating how the adoption of this standard will impact the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Topic 230, Statement of Cash Flows, which clarifies how companies present and classify restricted cash in the statement of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating how the adoption of this standard will impact the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Topic 230, Statement of Cash Flows, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating how the adoption of this standard will impact the Company’s consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Topic 606, Revenue from Contracts with Customers and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. The new standard supersedes a majority of existing revenue recognition guidance under U.S. GAAP, and requires a company to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. ASU 2014-09 allows for either a “full retrospective” adoption or a “modified retrospective” adoption. The amended effective date of ASU 2014-09 is for reporting periods

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

beginning after December 15, 2017. Companies are permitted to voluntarily adopt the new standard as of the original effective date which was reporting periods beginning after December 15, 2016. The Company expects to adopt this standard on January 1, 2018 utilizing the modified retrospective method, and has initiated efforts to assess the impact of this new standard on the Company’s future reported results, operating and accounting processes and systems.
NOTE 4: CHANGES IN OPERATIONS
Employee Reductions—In the fourth quarter of 2015, the Company offered an Employee Voluntary Separation Program (“EVSP”), which provided enhanced separation benefits to eligible non-union employees with more than one year of service.  The Company is funding the EVSP ratably over the payout period through salary continuation instead of lump sum severance payments. The salary continuation started in the fourth quarter of 2015 and continues through the first half of 2018. The Company recorded a net reduction of 505 positions and a charge of $44.2 million for all related severance, benefits and taxes in connection with the EVSP for the year ended December 27, 2015. For the year ended December 25, 2016, the Company recorded an additional charge of $10.3 million for related severance, benefits and taxes in connection with the EVSP. The 2015 charge excludes payout of previously accrued vacation of $1.4 million which is recorded in an accrued vacation liability.
During the first quarter of 2016, the Company began the process to outsource its information technology function (“ITO”). The ITO is expected to result in a net reduction of 142 positions. During the year ended December 25, 2016, the Company recorded a pretax charge of $4.6 million for severance, benefits and taxes in connection with the ITO, and expects a total estimated cost of $7.0 million.
In addition to the EVSP and ITO, the Company implemented additional reductions in staffing levels in its operations of 218, 323 and 486 positions in the years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively. The Company recorded pretax charges related to these reductions and executive separations totaling $12.3 million, $6.8 million and $5.9 million in the years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively.
A summary of the activity with respect to tronc’s severance accrual for the years ended December 25, 2016 and December 27, 2015 is as follows (in thousands):

Balance at December 28, 2014	$5,038
2015 Provision	51,029
2015 Payments	(12,330)
Balance at December 27, 2015	43,737
2016 Provision	27,151
2016 Payments	(59,248)
Balance at December 25, 2016	$11,640
Charges for severance and related expenses are included in compensation expense in the accompanying Consolidated and Combined Statements of Income (Loss).
Lease Abandonment—In the third quarter of 2016, the Company permanently vacated approximately 200,000 sq. ft. of office space in the Chicago Tribune and Los Angeles Times buildings and recorded a charge of $8.5 million related to the abandonment. These charges are included in other operating expenses in the accompanying Consolidated and Combined Statements of Income (Loss).
NOTE 5: SEPARATION FROM TRIBUNE MEDIA COMPANY
On August 4, 2014 (the “Distribution Date”), Tribune Media Company, formerly Tribune Company (“TCO”), completed the spin-off of its principal publishing operations into an independent company (“Distribution”), Tribune Publishing Company (renamed tronc, Inc.), by distributing 98.5% of the common stock of Tribune Publishing Company to holders of TCO common stock and warrants. In the Distribution, each holder of TCO's Class A common stock, Class B common stock and warrants received 0.25 of a share of Tribune Publishing Company’s common stock for each share of TCO

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

common stock or TCO warrant held as of July 28, 2014 (the “Record Date”). Based on the number of shares of TCO common stock and TCO warrants outstanding as of the Record Date and the distribution ratio, 25,042,263 shares of Tribune Publishing Company’s common stock were distributed to the TCO stockholders and holders of TCO warrants and TCO retained 381,354 shares of Tribune Publishing Company’s common stock, representing 1.5% of the outstanding common stock of Tribune Publishing Company. On August 5, 2014, Tribune Publishing Company became a separate publicly-traded company with its own board of directors and senior management team. In connection with the separation and distribution, Tribune Publishing Company paid a $275.0 million cash dividend to TCO from a portion of the proceeds of a senior secured credit facility entered into by Tribune Publishing Company. See Note 10 for additional information on the senior secured credit facility.
In connection with the separation and distribution, tronc entered into a transition services agreement (the “TSA”) and certain other agreements with TCO that govern the relationships between tronc and TCO following the separation and distribution. The term of the TSA is from the Distribution date through August 4, 2016. Under the TSA, the providing company generally is allowed to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the services, plus, in some cases, the allocated direct costs of providing the services, generally without profit. Pursuant to the TSA, TCO provided tronc with certain specified services on a transitional basis and during the years ended December 27, 2015 and December 28, 2014, incurred $1.3 million and $2.3 million, respectively, in charges payable to TCO under the TSA. In addition, the TSA outlined the services that tronc provided TCO on a transitional basis, and for the years ended December 27, 2015 and December 28, 2014, TCO's charges payable to tronc were $0.8 million and $3.0 million, respectively, under the TSA. There were no charges related to the TSA for either tronc or TCO during the year ended December 25, 2016.
Prior to the Distribution Date, tronc participated in a number of company-wide programs administered by TCO. These included participation in TCO’s insurance programs, employee benefit programs, workers’ compensation programs, and centralized service centers and other corporate functions. The following is a discussion of the relationship with TCO, the services provided and how transactions with TCO have been accounted for in the consolidated and combined financial statements. Subsequent to the Distribution Date, any programs not governed by the TSA, as described above, are now administered by tronc and are recorded directly to operating expenses.
Equity—Equity in the Consolidated and Combined Statements of Equity (Deficit) prior to the Distribution Date includes the accumulated balance of transactions between tronc and TCO, tronc’s paid-in-capital, and TCO’s interest in tronc’s cumulative retained earnings, and are presented within the parent company investment component of equity and combined with accumulated other comprehensive income in total equity.
Support Services Provided and Other Amounts with TCO—Prior to the Distribution Date, tronc received allocated charges from TCO for certain corporate support services, which were recorded within tronc’s Consolidated and Combined Statements of Income (Loss). Management believes that the basis used for the allocations was reasonable and reflects the portion of such costs attributed to tronc’s operations; however, the amounts may not be representative of the costs necessary for tronc to operate as a separate stand-alone company. These allocated costs are summarized in the following table (in thousands):

Year Ended
December 28, 2014

Corporate management fee	$21,871
Allocated depreciation	11,707
Service center support costs	53,492
Other	3,427
Total	$90,497
The corporate management fee related to support tronc received from TCO and Tribune Affiliates for certain corporate activities includes: (i) executive management, (ii) corporate development, (iii) corporate relations, (iv) legal, (v) human resources, (vi) internal audit, (vii) financial reporting, (viii) tax, (ix) treasury, and (x) other TCO corporate and infrastructure costs. For these services, tronc was charged a management fee based on actual costs incurred by TCO and Tribune Affiliates, and allocated to tronc based upon tronc’s revenue as a percentage of total TCO revenue in each fiscal year.

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The allocated depreciation includes depreciation expense allocated by TCO and Tribune Affiliates for certain assets that support tronc and other Tribune Affiliates. These assets primarily relate to capitalized software that is utilized by TCO, including tronc, to operate its businesses and such assets have not been included in tronc’s Consolidated Balance Sheets. Allocated depreciation expense totaled $11.7 million for 2014 and was allocated primarily based on headcount, tronc’s revenue as a percentage of total TCO revenue and utilization of assets by tronc.
Service center support costs related to support tronc received from TCO service centers, which centrally manage and process (for all TCO business units) certain financial transactions, human resources activities and technology functions. Service center support costs have been allocated based on either on other volume measures for financial transactions, headcount for payroll costs, and headcount, usage or other volume measures for technology functions. Such allocated costs are intended to represent the costs of providing these services to tronc.
Other support costs relate to charges to tronc from TCO for general insurance, occupancy costs, audit and bank fees, shared resources, syndicated content and other support services, net of any cost recoveries.
As noted above, TCO’s service centers processed substantially all of tronc’s disbursements on its behalf. These disbursements were settled through equity (deficit).
Medical and Workers’ Compensation Benefit Plans—tronc participated in TCO-sponsored employee benefit plans, including medical and workers’ compensation. Allocations of benefit plan costs varied by plan type and were based on actuarial valuations of cost and/or liability, premium amounts and payroll. Total benefit plan costs allocated to tronc amounted to $27.2 million in the year ended December 28, 2014. The total benefit plan costs were recorded in compensation expense in the Consolidated and Combined Statements of Income (Loss).
Defined Benefit Plans—Retirement benefits obligations pursuant to the TCO defined benefit pension plans are an obligation of TCO. Prior to the Distribution Date, tronc accounted for costs associated with these defined benefit pension plans as a participant in multi-employer plans in accordance with ASC Topic 715, “Compensation-Retirement Benefits.” Costs related to TCO-sponsored pension plans, which totaled a credit of $12.5 million in the year ended December 28, 2014 were based upon a specific allocation of actuarially determined service costs plus an allocation of the remaining net periodic pension cost components based upon tronc’s proportional share of the pension liability. Through the Distribution Date, TCO-sponsored pension plan credits or expense allocated to tronc is recorded in compensation expense, as appropriate, in the Consolidated and Combined Statements of Income (Loss). Subsequent to the Distribution Date, no further credits or expenses were allocated.
Defined Contribution Plans—tronc’s employees have historically participated in various TCO qualified 401(k) savings plans, which permit eligible employees to make voluntary contributions on a pretax basis. The plans allowed participants to invest their savings in various investments. Amounts charged to expense by tronc for employer contributions to TCO 401(k) savings plans totaled $7.3 million in the year ended December 28, 2014 and are recorded in compensation expense in the Consolidated and Combined Statements of Income (Loss).
NOTE 6: RELATED PARTY TRANSACTIONS
Aircraft Dry Sublease
One of the Company’s subsidiaries, Tribune Publishing Company, LLC (“TPC”), entered into an Aircraft Dry Sublease Agreement, which became effective as of February 4, 2016, with Merrick Ventures, LLC (“Merrick Ventures”). Michael W. Ferro, Jr., the non-executive Chairman of the Company’s Board of Directors, is chairman and chief executive officer of Merrick Ventures. Under the agreement, TPC has subleased on a non-exclusive basis, a Bombardier aircraft leased by Merrick Ventures, at a cost, including TPC’s proportionate share of the insurance premiums and maintenance expenses, of $8,500 per flight hour flown. TPC also is responsible for charges attributable to the operation of the aircraft by TPC during the lease term. The initial term of the sublease is one year, which term automatically will be renewed on an annual basis. Either party may terminate the agreement upon 30 days written notice to the other. During the year ended December 25, 2016, the Company incurred $2.7 million related to the aircraft sublease, of which $1.8 million has been reimbursed to Merrick Ventures, $0.4 million has been paid to an outside party for pilot services, and the balance remains payable to such parties.

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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
Nant Capital, LLC
In connection with the private placement described in Note 17, the Company entered into a term sheet with NantWorks, LLC pursuant to which the Company would receive access to certain patents as well as studio space, subject to definitive documentation and approval from Tribune Media Company. If the transactions contemplated by the term sheet were consummated, the Company would issue to NantStudio, LLC 333,333 shares of common stock and in exchange, would be entitled to retain the first $80 million in revenues derived from the licensed patents royalty free, after which the Company would pay to NantWorks a 6% royalty on subsequent revenues. Presently, there is no agreement on definitive documentation and there can be no assurance that an agreement on binding, definitive documentation will be reached, that the transactions contemplated by the term sheet will be consummated, or that Tribune Media Company’s approval will be provided for the transaction.
CIPS Marketing Group Inc.
The Company has a 50% equity interest in CIPS Marketing Group, Inc and utilizes their services for local marketing efforts such as distribution, door-to-door marketing, total market coverage, etc. During the years ended December 25, 2016, December 27, 2015 and December 28, 2014, the Company recorded $1.0 million in revenue for each year and $11.5 million, $10.6 million and $9.7 million, respectively, in other operating expenses related to such marketing services.
Nucleus Marketing Solutions, LLC
In April 2016, tronc, along with other leading media companies McClatchy, Gannett and Hearst, formed Nucleus Marketing Solutions, LLC (“Nucleus”). This network will connect national advertisers to audiences across existing and emerging digital platforms. Nucleus will work with its marketing partners to address their goals by offering integrated services across all platforms. The Company owns 25% of Nucleus and has funded $2.5 million towards the investment in Nucleus during 2016. The Company’s interest in Nucleus is recorded as an equity method investment. During the year ended December 25, 2016, the Company recorded $3.8 million on a net basis for revenue related to the Nucleus agreement.
NOTE 7: ACQUISITIONS
2016 Acquisitions
In December 2016, the Company completed acquisitions totaling $7.6 million of Spanfeller Media, a digital platform which includes The Daily Meal and The Active Times, and The Cube, an on-line site for high school sports videos. The results of the acquisitions and the related transaction costs were not material to the Company’s Consolidated Financial Statements and are included in the Consolidated and Combined Statements of Income (Loss) since their respective dates of acquisition.
2015 Acquisitions
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

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

and Douglas W. Manchester, and MLIM, as amended effective May 21, 2015. As of the closing of the transaction, the Company acquired 100% of the equity interests in MLIM.
The stated purchase price was $85 million, consisting of $73 million in cash, subject to a working capital adjustment, and $12 million in tronc common stock. The Company financed the $73 million cash portion of the purchase price, less a $4.6 million working capital adjustment, with a combination of cash-on-hand and funds available under the Company's existing Senior ABL Facility, as defined in Note 10, as well as the net proceeds of the term loan increase as further described in Note 10.
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
The seller has provided the Company a full indemnity with respect to certain legal matters which were at various states of adjudication at the date of the acquisition. Inasmuch as such judgments represent a liability of the acquired entity which is subject to indemnification, the initial purchase price allocation reflects the assignment of $11.2 million to both the litigation judgment liability and the seller indemnification asset and is reflected in the Consolidated Balance Sheet in current assets, other long-term assets, current liabilities and other obligations for the year ended December 27, 2015.
In one such matter, a consolidated class action against a predecessor entity to MLIM which asserts various claims on behalf of home delivery newspaper carriers alleged to have been misclassified as independent contractors, the plaintiffs have been granted a judgment comprised of unreimbursed business expenses, interest and attorney's fees totaling approximately $10 million. During the year ended December 25, 2016, the Company increased the accrued litigation judgment liability and the seller indemnification asset by $2.0 million to reflect estimated interest accumulating on the judgment.
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
As part of the acquisition, the Company became the sponsor of a single-employer defined benefit plan, The San Diego Union-Tribune, LLC Retirement Plan (the “San Diego Pension Plan”). The San Diego Pension Plan provides benefits to certain current and former employees of The San Diego Union-Tribune. Future benefits under the plan have been frozen since January 31, 2009. As of the acquisition date, the estimated underfunded status of the San Diego Pension Plan was $85.4 million. See Note 14 for more information concerning the San Diego Pension Plan.
The allocation of the purchase price presented below is based upon fair values. The inputs for fair value are level 3. The definite-lived intangible assets are amortized over a total weighted average period of eight years that includes a three to nine year life for subscriber relationships, a three to eight year life for advertiser relationships and a one year life for other customer relationships. The acquired property and equipment is depreciated on a straight-line basis over its estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future cost and revenue synergies. The entire amount of purchase price allocated to intangible assets and $23.2 million of goodwill will be deductible for tax purposes pursuant to Internal Revenue Code Section 197 over a 15 year period. The Company has recorded measurement period adjustments which include a $23.7 million reduction in the unfunded pension liability and a $4.4 million reduction in intangible assets.

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The determination of the fair value of the intangible assets acquired and liabilities assumed has been completed and the final allocation of the purchase price is as follows (in thousands):

Consideration
Consideration for acquisition, less cash acquired and working capital adjustments	$78,864
Less: Shares issued for acquisition	(11,039)
Cash consideration for acquisition	$67,825

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Accounts receivable and other current assets	$12,408
Property, plant and equipment	1,869
Intangible assets subject to amortization:
Subscriber relationships (useful life of 3 to 9 years)	17,320
Advertiser relationships (useful life of 3 to 8 years)	15,571
Other customer relationships (useful life of 1 year)	432
Mastheads and intangible assets not subject to amortization	31,204
Deferred taxes	34,156
Other long-term assets	10,799
Accounts payable and other current liabilities	(20,808)
Pension and postemployment benefits liability	(85,389)
Other long-term liabilities	(13,026)
Total identifiable net assets (liabilities)	4,536
Goodwill	74,328
Total net assets acquired	$78,864
During the second quarter of 2016, the Company completed the determination of the fair value of the intangible assets and liabilities. As a result, the fair value for the intangible assets for subscriber relationships was increased by $8.0 million from the original value of $9.3 million to $17.3 million. A corresponding decrease in goodwill was also recorded, adjusting goodwill from the original value of $82.3 million to $74.3 million. The cumulative impact of the change on amortization expense was not material.
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

	Year ended
Unaudited	December 27, 2015	December 28, 2014

Total operating revenues	$1,737,495	$1,863,199
Income from operations	$31,242	$101,762
Basic net income per common share:	$0.05	$1.90
Diluted net income per common share:	$0.05	$1.89

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2014 Acquisitions
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
At the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities was as follows (in thousands):

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
Wrapports Acquisition
On October 31, 2014, the Company acquired six daily and 32 weekly suburban news and information brands from Wrapports, LLC for a total purchase price of $23.5 million, less $3.5 million of certain working capital and other closing adjustments. The acquired publications, which include the Aurora Beacon-News, The Elgin Courier-News, the Lake County News-Sun, The Naperville Sun, the Post-Tribune in Northwest Indiana, The Southtown Star and the 32 Pioneer Press weekly

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

newspapers, became part of the diversified portfolio of the Chicago Tribune Media Group, which operates the Chicago Tribune, RedEye, Chicago magazine, Hoy and other Chicago-based media brands.
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
Other Acquisitions
The Company’s other acquisitions in the year ended December 28, 2014 were not significant. The results of the other acquired companies and the related transaction costs were not material to the Company’s consolidated and combined financial statements and were included in the Consolidated and Combined Statements of Income (Loss) since their respective dates of acquisition.

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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
On May 7, 2014, the Company acquired the remaining 50% outstanding general partnership interests of MCT from McClatchy News Services, Inc. and The McClatchy Company (collectively, “McClatchy”) for $1.2 million in cash and non-cash consideration for future services with an estimated fair value of $4.3 million. The fair value of acquired interests and non-cash consideration was based upon management’s estimate of the fair values using the income approach. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. Prior to May 7, 2014, the Company accounted for its 50% interest in MCT as an equity method investment. In accordance with ASC Topic 805, “Business Combinations,” the Company’s preexisting equity interest was remeasured to its estimated fair value of $2.8 million using the income valuation approach and the Company recognized a gain of $1.5 million in the Consolidated and Combined Statements of Income (Loss) in the year ended December 28, 2014. The aggregate purchase price of the remaining 50% equity interest in MCT and the estimated fair value of the Company’s preexisting 50% equity interest in MCT have been allocated to the assets acquired and liabilities assumed based upon the estimated fair values of each as of the acquisition date. The Company now owns 100% of MCT.
NOTE 8: INVENTORIES
Inventories at December 25, 2016 and December 27, 2015 consisted of the following (in thousands):

	December 25, 2016	December 27, 2015

Newsprint	$10,462	$13,301
Supplies and other	488	387
Total inventories	$10,950	$13,688
Through December 27, 2015, inventories are stated at the lower of cost or market. Newsprint cost is determined using the first-in, first-out (“FIFO”) basis. Beginning in the first quarter of 2016, upon the adoption of ASU 2015-11, inventories are stated at the lower of cost or net realizable value.

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 9: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets at December 25, 2016 and December 27, 2015 consisted of the following (in thousands):

	December 25, 2016			December 27, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Subscribers (useful life of 2 to 10 years)	$25,814	$(7,229)	$18,585	$17,819	$(4,081)	$13,738
Advertiser relationships (useful life of 2 to 13 years)	44,271	(11,883)	32,388	43,937	(7,863)	36,074
Affiliate agreements (useful life of 4 years)	—	—	—	12,361	(9,415)	2,946
Trade names (useful life of 20 years)	15,100	(1,816)	13,284	15,100	(1,063)	14,037
Other (useful life of 1 to 20 years)	5,540	(1,940)	3,600	5,540	(1,477)	4,063
Total other intangible assets subject to amortization	$90,725	$(22,868)	67,857	$94,757	$(23,899)	70,858

Software (useful life of 2 to 10 years)	125,780	(71,215)	54,565	120,298	(53,209)	67,089

Goodwill and other intangible assets not subject to amortization
Goodwill			122,469			123,992
Newspaper mastheads			64,304			63,004
Total goodwill and intangible assets			$309,195			$324,943
The changes in the carrying amounts of intangible assets excluding goodwill during the years ended December 25, 2016 and December 27, 2015 were as follows (in thousands):

	Intangible assets subject to amortization	Other intangible assets not subject to amortization	Total

Balance at December 28, 2014	$55,472	$31,800	$87,272
Acquisitions	25,328	31,204	56,532
Amortization expense	(9,942)	—	(9,942)
Balance at December 27, 2015	$70,858	$63,004	$133,862
Purchase price allocation adjustment	7,995	—	7,995
Acquisitions	334	1,300	1,634
Amortization expense	(11,330)	—	(11,330)
Balance at December 25, 2016	$67,857	$64,304	$132,161

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amounts of software during the years ended December 25, 2016 and December 27, 2015 were as follows (in thousands):

Software

Balance at December 28, 2014	$66,693
Purchases	26,273
Retirements	(1,024)
Amortization expense	(24,853)
Balance at December 27, 2015	67,089
Purchases	14,526
Retirements	(1,259)
Amortization expense	(25,791)
Balance at December 25, 2016	$54,565
During the quarter ended June 26, 2016, the Company realigned under its new management team into two distinct segments: troncM and troncX. See Note 19 for a description of the change in segments. As part of the segment change, the Company determined that the reporting units at which goodwill will be evaluated are the nine newspaper media groups, TCA, forsalebyowner.com, Motiv8 and the aggregate of its other digital businesses.
The change in segments is considered a triggering event and as part of the segment change, in the second quarter of 2016, the Company performed an interim assessment of the carrying value of its individual ASC Topic 350 reporting units as of immediately before and immediately after the segment change. The calculated fair value was determined using an average of the discounted cash flow method and the market comparable method, applying equal weight to both. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time (the perpetuity growth rates used ranged from (0.3)% to 2.5%), forecasted revenue growth rates (forecasted revenue growth ranged from (4.4)% to 3.3%), projected operating cash flow margins, estimated tax rates, depreciation expense, capital expenditures, required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (the weighted average cost of capital used for troncM was 10.0% and for troncX was 12.0%). Based on the assessments performed, the estimated fair value of all of the Company’s reporting units exceeded their carrying amounts.
The changes in the carrying amounts of goodwill during the years ended December 25, 2016 and December 27, 2015 were as follows (in thousands):

	troncM	troncX	Total

Balance at December 28, 2014	$—	$—	$41,669
Acquisitions	—	—	82,323
Balance at December 27, 2015	—	—	$123,992
Purchase price allocation adjustment	—	—	(7,995)
Goodwill allocated in segment change	102,327	13,670	—
Acquisitions	334	6,138	6,472
Balance at December 25, 2016	$102,661	$19,808	$122,469
See Note 7 for further information on the acquisitions and the additions related to goodwill, as well as the adjustment to the purchase price of The San Diego Union-Tribune.
In February 2016, the Company purchased the domain name LA.com for $1.2 million and has classified this purchase as an indefinite-lived asset.
As disclosed in Note 3, tronc reviews goodwill and other indefinite-lived intangible assets for impairment annually on the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset may be

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

impaired, in accordance with ASC Topic 350, “Intangibles-Goodwill and Other.” In the year ended December 25, 2016, no impairment charges were recorded.
The estimated amortization expense relating to amortizable intangible assets and software for the next five years are approximately (in thousands):

Year Ended	Intangible assets subject to amortization	Software

2017	$8,497	$18,427
2018	8,405	17,930
2019	8,288	11,648
2020	8,022	5,209
2021	7,789	1,188
Total	$41,001	$54,402
NOTE 10: DEBT
At December 25, 2016, tronc had $379.6 million in variable-rate debt outstanding under the Term Loan Credit Agreement, as defined below. The weighted average interest rate for the variable-rate debt at December 25, 2016 is 5.75%. At December 25, 2016, the fair value of the Term Loan Credit Agreement was estimated to be $376.8 million based on Level 2 inputs, because the fair value for these instruments is determined using observable inputs in non-active markets.
Senior Term Facility
On May 21, 2015, the Company entered into a lender joinder agreement (“Joinder Agreement”) with Citicorp North America, Inc. (“Citi”) and JPMorgan Chase Bank, N.A. to partially finance the acquisition of The San Diego Union-Tribune. See Note 7. This Joinder Agreement expanded the borrowings under the Senior Term Facility, described below, by $70 million issued at a discount of $1.1 million. This borrowing bears the same interest rate and has the same maturity date as the existing loans under the Senior Term Facility.
On August 4, 2014, the Company entered into a credit agreement (as amended, amended and restated or supplemented, the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”), and the lenders party thereto (the “Senior Term Facility”). The Senior Term Facility originally provided for secured loans (the “Term Loans”) in an aggregate principal amount of $350.0 million, which were issued at a discount of $3.5 million. Subject to certain conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Senior Term Facility initially provided that it could be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by an amount up to (i) the greater of $100.0 million, of which $70.0 million was used related to the acquisition of The San Diego Union Tribune, and an amount as will not cause the net senior secured leverage ratio (i.e., consolidated total senior secured debt (net of certain cash and cash equivalents) to consolidated EBITDA, all as defined in the Term Loan Credit Agreement) after giving effect to such incurrence to exceed 2:1, plus (ii) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility on the Distribution Date and refinancing debt in respect of such loans, subject to certain conditions. As of December 25, 2016, $21.1 million of the principal balance is included in current liabilities, the unamortized balance of the discount was $3.1 million and the unamortized balance of the fees associated with the term loans was $7.5 million.
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

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

tronc is the borrower under the Senior Term Facility. Each of tronc’s wholly-owned domestic subsidiaries, subject to certain exceptions (collectively, the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. All obligations of tronc and each Subsidiary Guarantor under the Senior Term Facility are secured by the following: (a) a perfected security interest in substantially all present and after-acquired property consisting of accounts receivable, inventory and other property constituting the borrowing base (the “ABL Priority Collateral”), which security interest will be junior to the security interest in the foregoing assets securing the Senior ABL Facility (defined below); and (b) a perfected security interest in substantially all other assets of tronc and the Subsidiary Guarantors (other than the ABL Priority Collateral and with certain other exceptions) (the “Term Loan Priority Collateral” and, together with the ABL Priority Collateral, the “Collateral”), which security interest will be senior to the security interest in the foregoing assets securing the Senior ABL Facility.
The interest rates applicable to the Term Loans will be based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) the greater of (x) an adjusted London inter-bank offered rate (adjusted for reserve requirements) and (y) 1.00%, plus a borrowing margin of 4.75%, or (ii) an alternate base rate, plus a borrowing margin of 3.75%. Customary fees will be payable in respect of the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of tronc and its restricted subsidiaries, as described in the Term Loan Credit Agreement, to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; create restrictions on the ability of tronc’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to tronc or make other intercompany transfers; create negative pledges; create liens; transfer or sell assets; merge or consolidate; enter into sale leasebacks; enter into certain transactions with the Company’s affiliates; and prepay or amend the terms of certain indebtedness. The Senior Term Facility also contains certain affirmative covenants, including financial and other reporting requirements. The Senior Term Facility provides for customary events of default, including: non-payment of principal, interest or fees; violation of covenants; material inaccuracy of representations or warranties; specified cross payment default and cross acceleration to other material indebtedness; certain bankruptcy events; certain ERISA events; material invalidity of guarantees or security interests; asserted invalidity of intercreditor agreements; material judgments; and change of control. As of December 25, 2016, the Company was in compliance with the covenants of the Senior Term Facility.
Senior ABL Facility
On August 4, 2014, tronc and the Subsidiary Guarantors, in their capacities as borrowers thereunder, entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent (in such capacity, the “ABL Administrative Agent”), collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility will be limited by a borrowing base calculated periodically and described below. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Facility also permits tronc to increase the commitments under the Senior ABL Facility by up to $75.0 million. The “borrowing base” is defined in the ABL Credit Agreement as, at any time, the sum of (i) 85% of eligible accounts receivable (with such percentage reduced under certain circumstances), plus (ii) the lesser of (x) 10% of aggregate commitments and (y) 70% of the lower of cost or market value (determined based on the RISI index) of eligible inventory, plus (iii) qualified cash, minus (iv) availability reserves, which may include such availability reserves as the ABL Administrative Agent, in its permitted discretion, deems appropriate at such time. As of December 25, 2016, $126.7 million was available for borrowings under the Senior ABL Facility and $34.8 million of the availability supported outstanding undrawn letters of credit in the same amount.
The Senior ABL Facility will mature on August 4, 2019. In addition, however, the Senior ABL Facility provides for the right of individual lenders to extend the termination date of their commitments upon the request of tronc without the consent of any other lender. The Senior ABL Facility may be prepaid at tronc’s option at any time without premium or penalty (except for lender’s redeployment costs, if any) and will be subject to mandatory prepayment if the outstanding Senior ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in an amount equal to such excess. Mandatory prepayments do not result in a permanent reduction of the lenders’ commitments under the Senior ABL Facility.
tronc and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. tronc and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. All obligations of tronc and each Subsidiary Guarantor under the Senior ABL Facility are secured by the following: (a) a perfected security interest in the ABL Priority Collateral, which security interest will be senior to the security interest in such collateral securing the Senior Term Facility; and (b) a perfected security interest in the Term Loan Priority Collateral, which security interest will be junior to the security interest in such collateral securing the Senior Term Facility.
Until the date that is one day before the maturity date of the Senior ABL Facility, at the option of the applicable borrower, the interest rates applicable to the loans under the Senior ABL Facility will be based on either (i) an adjusted London inter-bank offered rate (adjusted for reserve requirements), plus a borrowing margin of 1.50% or (ii) an alternate base rate, plus a borrowing margin of 0.50%. Customary fees will be payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. The Senior ABL Facility contains a number of covenants that, among other things, limit or restrict the ability of tronc and its restricted subsidiaries as described in the ABL Credit Agreement to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; create restrictions on the ability of the Company’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to tronc or make other intercompany transfers; create negative pledges; enter into certain transactions with the Company’s affiliates; and prepay or amend the terms of certain indebtedness. In addition, if tronc’s availability (as defined in the ABL Credit Agreement) under the Senior ABL Facility falls below the greater of $14.0 million and 10% of the lesser of the aggregate revolving commitments and the borrowing base, tronc will be required to maintain a fixed charge coverage ratio of at least 1.0:1.0, as defined in the Senior ABL Facility. The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. The Senior ABL Facility also provides for customary events of default, including: non-payment of principal, interest or fees; violation of covenants; material inaccuracy of representations or warranties; specified cross default and cross acceleration to other material indebtedness; certain bankruptcy events; certain ERISA events; material invalidity of guarantees or security interest; asserted invalidity of intercreditor agreements; material judgments and change of control. As of December 25, 2016, the Company was in compliance with the covenants of the Senior ABL Facility.
Letter of Credit Agreement
On August 4, 2014, tronc and JPMorgan Chase Bank, N.A., as letter of credit issuer (the “L/C Issuer”) entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provides for the issuance of standby letters of credit of up to a maximum aggregate principal face of $30.0 million. The Letter of Credit Agreement permits tronc, at the sole discretion of L/C Issuer, to request to increase the amount available to be issued under the Letter of Credit Agreement up to an aggregate maximum face amount of $50.0 million. The Letter of Credit Agreement is scheduled to terminate on August 4, 2019, provided that the L/C Issuer may, in its sole discretion, extend the scheduled termination date. tronc’s obligations under the Letter of Credit Agreement are secured in favor of the L/C Issuer by a first priority security interest in a specified cash collateral account. Customary fees will be payable in respect of the Letter of Credit Agreement. The Letter of Credit Agreement contains certain affirmative covenants, including financial and other reporting requirements. The Letter of Credit Agreement also provides for customary events of default, including: non-payment;

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

violation of covenants; material inaccuracy of representations and warranties; specified cross-default to other material indebtedness; certain bankruptcy events; material invalidity of credit documents, and failure to satisfy the minimum collateral condition. During the year ended December 27, 2015, the Company was notified that an outstanding undrawn letter of credit was reduced from $27.5 million to $17.0 million. Accordingly, the Company received $10.5 million released from the restricted cash collateral account during 2015. During the year ended December 25, 2016, the Company closed its outstanding letter of credit agreement and moved the letter of credit to Bank of America, N.A. under the Senior ABL facility. This transaction allowed for the release of the remaining $17.0 million held as restricted cash.
Capital Leases
The Company has a capital lease on technology licenses and trucks. The total balance as of December 25, 2016 for capital leases was $1.7 million, of which $0.5 million is in short-term debt.
Future Commitments
The Company's long-term debt and long-term capital leases maturities are as follows (in thousands):

	Long Term Debt	Long Term Capital Leases

2017	$21,090	$527
2018	21,090	371
2019	21,090	319
2020	21,090	259
2021	295,255	139
Thereafter	—	98
Total	$379,615	$1,713
NOTE 11: COMMITMENTS
The table below summarizes the Company’s specified future commitments as of December 25, 2016 (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter

Interest on long-term debt (1)	$89,850	$21,462	$20,230	$18,951	$17,876	$11,331	$—
Operating leases (2)	244,356	53,695	43,880	32,137	30,610	24,695	59,339
Other purchase obligations (3)	6,622	3,339	2,121	1,162
Total	$340,828	$78,496	$66,231	$52,250	$48,486	$36,026	$59,339

(1)    Represents the annual interest on the variable rate debt which bore interest at 5.75% per annum at December 25, 2016.

(2)
The Company leases certain equipment and office and production space under various operating leases. Net lease expense for tronc was $57.5 million, $60.5 million and $64.4 million for the years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively. Prior to the Distribution Date, net lease expense excludes lease costs incurred by TCO and Tribune Affiliates and allocated to tronc. These non-cancelable leases are for periods of 3 to 26 years and some have optional renewal periods.

(3)	Other purchase obligations relates to the purchase of transportation and news and market data services.
Other Commitments—tronc is a party to various arrangements with third party suppliers to purchase newsprint. Under these arrangements, tronc agreed to purchase 150,000 metric tons of newsprint in 2017, subject to certain limitations, based on market prices at the time of purchase.

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 12: CONTINGENT LIABILITIES
Legal Proceedings
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business. The legal entities comprising the Company’s operations are defendants from time to time in actions for matters arising out of their business operations. In addition, the legal entities comprising our operations are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies.
Stockholder Derivative Lawsuits
On June 1, 2016, Capital Structures Realty Advisors LLC, which purports to be a stockholder in the Company, filed a derivative lawsuit in the Delaware Court of Chancery against the members of the Company’s Board of Directors as of June 1, 2016, Dr. Patrick Soon-Shiong and Nant Capital LLC (“Nant Capital” and, together with Dr. Soon-Shiong, the “Nant Defendants”).  The complaint has named the Company as a nominal defendant (together with the Company’s Board of Directors, the “Tribune Defendants”). The complaint alleges in relevant part that the Board breached its fiduciary duties by “refusing to negotiate with Gannett in good faith” and by “going forward with the stock sale” to Dr. Soon-Shiong and Nant Capital.  The complaint further alleges that Nant Capital and Dr. Soon-Shiong aided and abetted the Board’s breaches of fiduciary duty.  On June 6, 2016, a second derivative complaint was filed in the Delaware Court of Chancery by Monroe County Employees Retirement System, which purports to be a stockholder in the Company.  On June 15, 2016, a third, mirror image, derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named John Solak, who purports to be a stockholder in the Company.  All three cases were consolidated on June 17, 2016, under the caption In re Tribune Publishing Co. Stockholder Litigation, Consolidated C.A. No. 12401-VCS.  On June 20, 2016, a fourth, mirror image derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named B.W. Tomasino, who purports to be a stockholder in the Company.  That case was consolidated with the other three derivative cases on July 7, 2016.  The plaintiffs seek equitable and injunctive relief, including, without limitation, rescission of the stock sale to Dr. Patrick Soon-Shiong and Nant Capital, implementation of a special committee to consider Gannett and any other offer for the Company, money damages, and costs and disbursements, and such other relief deemed just and proper. The consolidated case is pending before Vice Chancellor Slights.
On September 2, 2016, plaintiffs filed a consolidated complaint. The defendants filed motions to dismiss on October 3, 2016. The Tribune Defendants and Nant Defendants each filed a brief in support of their respective motions to dismiss under seal on December 21, redacted versions of which were made public on December 29, 2016. On January 4, 2017, plaintiffs filed a motion to strike all exhibits to the Tribune Defendants’ brief filed in support of their motion to dismiss as well as all references to those exhibits, and separately filed a motion to stay further briefing on the motions to dismiss pending the resolution of plaintiffs’ motion to strike. The motion to stay was granted by the court. The Tribune Defendants’ opposition to the motion to strike was filed on January 26, 2017, and plaintiffs’ reply to that opposition was filed on February 2, 2017. On March 3, 2017, the Court heard argument on the motion to strike, which was granted in part and denied in part. The Court further lifted the stay on briefing for the motions to dismiss and ordered the Tribune Defendants to file a revised brief in support of their motion to dismiss, which eliminates reference to certain documents appended an exhibits to the Tribune Defendants’ December 21 brief in support of their motion to dismiss. Additionally, the Court ordered the parties to discuss a new scheduling stipulation for the timing of briefing on the motions to dismiss. The defendants deny any and all allegations of wrongdoing and intend to defend vigorously against the lawsuits.  Due to the inherent uncertainty in litigation, however, the Company can provide no assurance as to the outcome of the matter or reasonably estimate a range of possible loss at this time.  Additionally, the Company maintains liability insurance for its directors and officers, which we expect to provide coverage for this litigation; however, there can be no guarantees as to coverage or whether any such policies will be adequate to cover all costs associated with this litigation.
Tribune Company Bankruptcy
On December 31, 2012, Tribune Media Company, formerly Tribune Company, and 110 of its direct and indirect wholly-owned subsidiaries that had filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. Certain of the legal entities included in the Consolidated and Combined Financial Statements of tronc were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors.

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

On April 12, 2012, the Debtors, the official committee of unsecured creditors and creditors under certain TCO prepetition debt facilities filed the Plan with the Bankruptcy Court. On July 23, 2012, the Bankruptcy Court issued the Confirmation Order. Several notices of appeal of the Confirmation Order were filed. The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court, including the settlement of certain claims and causes of action related to the Leveraged ESOP Transactions that was embodied in the Plan. There is currently no stay of the Confirmation Order in place pending resolution of the confirmation-related appeals. In January 2013, TCO filed a motion before the Delaware District Court to dismiss the appeals as equitably moot, based on the substantial consummation of the Plan. On June 18, 2014 the Delaware District Court entered an order granting in part and denying in part the motion to dismiss. On July 16, 2014, notices of appeal of the Delaware District Court’s order were filed with the U.S. Court of Appeals for the Third Circuit by Aurelius, Law Debenture, and Deutsche Bank. On August 19, 2015, the Third Circuit affirmed the Delaware District Court’s dismissal of Aurelius’s appeal of the Confirmation Order. The Third Circuit, however, reversed the Delaware District Court’s dismissal of Law Debenture’s and Deutsche Bank’s appeals of the Confirmation Order, and remanded those appeals for further proceedings on the merits. Those appeals have been fully briefed before the Delaware District Court. On September 11, 2015, the Third Circuit denied Aurelius’s petition for en banc review of the court’s decision and on January 11, 2016, Aurelius filed a petition for writ of certiorari to the U.S. Supreme Court. That petition was denied on March 31, 2016.
As of August 12, 2016, the Bankruptcy Court had entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases, including the last one of the tronc Debtors’ cases. The remaining Chapter 11 cases relate to Debtors and successor legal entities that are subsidiaries of TCO. These cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. The cases continue to be administered under the caption “In re: Tribune Media Company, et al.,” Case No 08-13141.
NOTE 13: INCOME TAXES
The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to income tax expense reported in the Consolidated and Combined Statements of Income (Loss) (in thousands):

	Year ended
	December 25, 2016	December 27, 2015	December 28, 2014

Income (loss) before income taxes	$25,461	$(3,195)	$76,741

Federal income taxes at the statutory tax rate (35%)	8,911	(1,118)	26,859
State and local income taxes, net of federal tax benefit	1,511	(380)	4,596
Nondeductible entertainment expenses	901	1,043	1,145
Nondeductible transaction costs	—	—	1,509
Tax basis adjustment	7,063	—	—
Other, net	538	25	344
Income tax expense (benefit)	$18,924	$(430)	$34,453
Effective tax rate	74.3%	13.5%	44.9%
The effective tax rate on pretax income (loss) was 74.3% and 13.5% in the years ended December 25, 2016 and December 27, 2015, respectively. For 2016, the rate differs from the U.S. federal statutory rate of 35% primarily due to a $7.1 million charge to adjust the Company’s deferred taxes, as described below, state income taxes, net of federal benefit, and nondeductible expenses. The effective tax rate on pretax income (loss) was 13.5% and 44.9% in the years ended December 27, 2015 and December 28, 2014, respectively. The effective tax rate decreased in 2015 as compared with 2014 primarily due to a shift from pretax earnings in 2014 to a pretax loss in 2015. In the case of a pretax loss, the unfavorable permanent differences, such as non-deductible meals and entertainment expense, have the effect of decreasing the tax benefit which, in turn, decreases the effective tax rate. For 2014 the effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible expenses, and the domestic production activities deduction.

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Historical Tax Information—The Company filed an election effective December 30, 2013 to be taxed as a C corporation and has computed income taxes as a separate return filing group for 2014. Prior to the spin-off, current income taxes payable were settled with TCO through the equity (deficit) account.
During September 2016, TCO reached a resolution with the Internal Revenue Service (“IRS”) regarding a pre-spin tax issue. In connection with the resolution and in conjunction with the tax rules applicable to emergence from bankruptcy, TCO has adjusted the previously determined tax basis of its assets as of December 31, 2012. This adjustment affected the tax basis of the assets and liabilities, including the deferred tax liability, transferred to the Company as part of TCO’s August 4, 2014 spin-off of its publishing operations. As a result of the IRS resolution, the Company recorded a reduction in the tax basis of the shares in the Company transferred from TCO against the basis in TPC stock, a subsidiary of the Company, by $17.7 million, which resulted in an additional $7.1 million deferred tax liability and a $7.1 million charge to tax expense during the year ended December 25, 2016.
In 2014, income tax expense amounted to $34.5 million of which $1.5 million related to non-deductible expenses. Components of income tax expense (benefit) were as follows (in thousands):

	Year ended
	December 25, 2016	December 27, 2015	December 28, 2014
Current:
U.S. federal	$(2,853)	$(808)	$21,374
State and local	(852)	431	5,820
Foreign	67	108	34
Sub-total	(3,638)	(269)	27,228
Deferred:
U.S. federal	17,948	854	5,958
State and local	4,614	(1,015)	1,267
Sub-total	22,562	(161)	7,225
Total income tax expense (benefit)	$18,924	$(430)	$34,453
Significant components of tronc’s net deferred tax assets and liabilities were as follows (in thousands):

	December 25, 2016	December 27, 2015
Deferred tax assets:
Postretirement and postemployment benefits other than pensions	$3,859	$5,573
Employee compensation and benefits	33,554	41,382
Pension	37,472	38,475
Other future deductible items	6,148	5,471
Accounts receivable	6,834	6,811
Investments	1,160	1,109
Net operating losses	2,277	—
Total deferred tax assets	91,304	98,821
Deferred tax liabilities:
Net properties	16,378	13,975
Net intangibles	3,886	3,306
Tax basis in TCP, LLC	7,063	—
Total deferred tax liabilities	27,327	17,281
Net deferred tax assets	$63,977	$81,540

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Accounting for Uncertain Tax Positions—tronc accounts for uncertain tax positions in accordance with ASC Topic 740, “Income Taxes,” which addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC Topic 740, a company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. ASC Topic 740 requires the tax benefit recognized in the financial statements to be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company has no uncertain tax positions at December 25, 2016 and December 27, 2015.
NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFITS
Defined Benefit Plans—As part of the acquisition of The San Diego Union-Tribune in 2015, the Company became the sponsor of the San Diego Pension Plan, a single-employer defined benefit plan. The San Diego Pension Plan provides benefits to certain current and former employees of The San Diego Union-Tribune. Future benefits under the San Diego Pension Plan have been frozen since January 31, 2009. The underfunded status of the San Diego Pension Plan as of May 21, 2015, the closing date for The San Diego Union-Tribune acquisition, was actuarially determined to be $85.4 million. As of December 25, 2016, the estimated underfunded status of the San Diego Pension Plan was $93.7 million.
Summarized information for the San Diego Pension Plan is provided below (in thousands):

	December 25, 2016	December 27, 2015
Change in benefit obligations:
Projected benefit obligations, beginning of year	$235,609	$—
Interest cost	7,500	5,534
Business combination	—	241,989
Actuarial (gain) loss	3,225	(1,971)
Benefits paid	(14,654)	(9,943)
Projected benefit obligations, end of year	231,680	235,609
Change in plans' assets:
Fair value of plan assets, beginning of year	139,421	—
Business combination	—	156,599
Return on plan assets	2,386	(10,218)
Employer contributions	10,813	2,983
Benefits paid	(14,654)	(9,943)
Fair value of plans' assets, end of year	137,966	139,421
Underfunded status of the plans	$(93,714)	$(96,188)
The Company expects to contribute $13.3 million to the San Diego Pension Plan during the year ending December 31, 2017.
The amounts recognized in the Company’s Consolidated Balance Sheets for the San Diego Pension Plan as of December 25, 2016 and December 27, 2015 consist of (in thousands):

	December 25, 2016	December 27, 2015
Pension and postretirement benefits payable	$(93,714)	$(96,188)
Accumulated other comprehensive loss, net of tax	15,156	8,718

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The components of net periodic benefit cost (credit) for the San Diego Pension Plan was as follows (in thousands):

	December 25, 2016	December 27, 2015
Interest cost	$7,500	$5,534
Expected return on plan assets	(9,800)	(6,164)
Net periodic benefit cost (credit)	$(2,300)	$(630)
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
At December 25, 2016 and December 27, 2015, the San Diego Pension Plan investments are in commingled funds which are recorded at fair value as determined by the sponsor of the respective funds primarily based upon closing market quotes of the underlying assets.
The following table sets forth by level, within the fair value hierarchy, the San Diego Pension Plan’s assets at fair value as of December 25, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total

Global public equity	$44,245	$—	$—	$44,245
Fixed income	10,317	—	—	10,317
Real assets	3,980	—	—	3,980
	$58,542	$—	$—
Investments valued at net asset value:
Cash and cash equivalents				2,303
Global public equity				17,631
Absolute return				31,745
Real assets				10,269
Pending trades and other receivables				17,476
Total assets at fair value				$137,966

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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
For the investments valued at net asset value, the Company has one unfunded commitment of $0.3 million under the Real Assets category for the year ended December 27, 2016. See the table below for the redemption information:

	Redemption Frequency	Redemption Notice Period
Cash and cash equivalents	Daily	—
Global public equity	Monthly	10-30 days
Absolute return	Quarterly	90 days
Real assets	Monthly	30 days
The San Diego Pension Plan-weighted average target allocation and actual allocations at December 25, 2016 and December 27, 2015 by asset category are as follows:

		2016	2015
Asset category:	Target Allocation	Actual Allocation	Actual Allocation
Global public equity	55.0%	51.4%	38.0%
Absolute return	20.0%	26.3%	12.5%
Fixed income	11.0%	8.6%	5.8%
Real assets	10.0%	11.8%	10.1%
Private Lending	—%	—%	12.3%
Cash	4.0%	1.9%	21.3%
	100.0%	100.0%	100.0%
Global Public Equity - Equity investments that will have a global orientation, and may include US, international, emerging market, and global mandates. Convertible securities may also be a component, as well as absolute return strategies that invest in equities.

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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
Assumptions—The weighted average assumptions used to determine defined benefit obligations are as follows:

	December 25, 2016	December 27, 2015
Discount rate	4.0%	4.2%
The weighted average assumptions used to determine net periodic benefit cost are as follows:

	December 25, 2016	December 27, 2015
Discount rate	4.2%	4.1%
Interest rate for interest cost	3.3%	—%
Rate of return on assets	7.0%	7.0%
Expected Future Benefit Payments—Benefit payments expected to be paid under defined benefit plans are summarized below (in thousands):

2017	$16,244
2018	15,933
2019	18,082
2020	18,088
2021	20,466
2022-2026	82,236
Postretirement Benefits Other Than Pensions— The Company provides postretirement health care and life insurance benefits to tronc employees. Prior to the Distribution Date, retirement benefits were provided to eligible employees of tronc through defined benefit pension plans sponsored by TCO. There is some variation in the provisions of these plans, including different provisions for lifetime maximums, prescription drug coverage and certain other benefits.

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Obligations and Funded Status—The funded status and the related service costs and comprehensive income has been actuarially determined based on eligible employees and is reflected in these Consolidated and Combined Financial Statements. Prior to the Distribution Date, tronc recognized its portion of the overfunded or underfunded status of the TCO other postretirement plans as an asset or liability in its Consolidated and Combined Balance Sheets and recognized changes in that funded status in the year in which changes occur through comprehensive income.
Summarized information for the Company’s other postretirement plans is provided below (in thousands):

	December 25, 2016	December 27, 2015
Change in benefit obligations:
Projected benefit obligations, beginning of year	$13,933	$29,568
Service cost	6	264
Interest cost	205	718
Plan amendments	—	(11,263)
Actuarial gain	(2,993)	(2,877)
Benefits paid	(1,503)	(2,477)
Projected benefit obligations, end of year	9,648	13,933
Change in plans' assets:
Employer contributions	1,503	2,477
Benefits paid	(1,503)	(2,477)
Fair value of plans' assets, end of year	—	—
Underfunded status of the plans	$(9,648)	$(13,933)
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
In the fourth quarter of 2015, the Company notified plan members that the Company was no longer going to offer the medical plan benefit effective December 31, 2015. This medical plan benefit modification froze the plan to new participants after December 31, 2015 for non-union employees that were eligible for post-retirement medical benefits based on their employment date and certain employment qualifications. The impact of this plan modification to the unfunded medical benefit obligation was to reduce the postretirement benefit liability and increase accumulated other comprehensive income by $3.5 million. Additionally, in the fourth quarter of 2015, the Company recognized a gain of $10.8 million related to previously deferred prior service costs now recognized in expense.
Amounts recognized in tronc’s Consolidated Balance Sheets for other postretirement plans consisted of (in thousands):

	December 25, 2016	December 27, 2015
Liabilities:
Employee compensation and benefits	$(1,688)	$(2,587)
Pension and postretirement benefits payable	(7,960)	(11,346)
Total liabilities	$(9,648)	$(13,933)

Accumulated other comprehensive income:
Unrecognized prior service credit (cost), net of tax	$4,794	$2,942
Unrecognized net actuarial gains (losses), net of tax	1,580	1,905
Total accumulated other comprehensive income	$6,374	$4,847

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The components of net periodic benefit cost (credit) for the Company’s other postretirement plans were as follows (in thousands):

	Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Service cost	$6	$264	$401
Interest cost	205	718	1,592
Amortization of gain	—	(31)	(17)
Amortization of prior service credits	(470)	(2,804)	—
Net periodic benefit cost (credit)	(259)	(1,853)	1,976
Plan amendments and curtailment gain	—	(20,652)	—
Net periodic benefit cost (credit) after curtailment gain	$(259)	$(22,505)	$1,976
Assumptions—The weighted average assumptions used to determine other postretirement benefit obligations are as follows:

	December 25, 2016	December 27, 2015
Discount rate	3.23%	2.96%
The weighted average assumptions used to determine net periodic benefit cost are as follows:

	December 25, 2016	December 27, 2015	December 28, 2014
Discount rate	3.15%	3.33%	3.5%
For purposes of measuring postretirement health care costs for the year ended December 25, 2016, tronc assumed an 6.5% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to increase to 8.1% in 2017 and decrease gradually to 4.5% for 2029 and remain at that level thereafter. For purposes of measuring postretirement health care obligations at December 25, 2016, tronc assumed a 8.1% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.5% for 2029 and remain at that level thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 25, 2016, a 1% change in assumed health care cost trend rates would have the following effects on tronc’s postretirement benefits service and interest cost and projected benefit obligation (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$2	$(2)
Projected benefit obligation	$157	$(151)

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Expected Future Benefit Payments—Benefit payments expected to be paid under other postretirement benefit plans are summarized below (in thousands):

2017	$1,688
2018	1,540
2019	1,316
2020	1,155
2021	954
2022-2026	$2,712
Employees’ Defined Contribution Plan—The Company sponsors defined contribution plans that were established effective June 13, 2014. The defined contribution plans cover substantially all full-time employees of the Company. Participants may elect to contribute a portion of their pretax compensation as provided by the plans and Internal Revenue Service (“IRS”) regulations. The maximum pretax contribution an employee can make is 100% of his or her annual eligible compensation (less required withholdings and deductions) up to the statutory limit which was $18,000 for 2016. The Company matches contributions to its defined contribution plan at a rate of 100% of salary deferrals for the first 2% of compensation and 50% of salary deferrals that exceed 2% of compensation up to 6% of compensation for each participating employee. The Company’s contributions to its defined contribution plans totaled $13.3 million in 2016.
Multiemployer Pension Plans—The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer withdraws from or otherwise ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Alternatively, if tronc chooses to stop participating in one of its multiemployer plans, it may incur a withdrawal liability based on the unfunded status of the plan.
The Company’s participation in these multiemployer pension plans at December 25, 2016, December 27, 2015 and December 28, 2014, is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) Zone Status available in 2016 and 2015 is for the plan’s year-end at December 31, 2015 and December 31, 2014, respectively. The PPA Zone Status is based on information that tronc received from the plan and is certified by the plan’s actuary. Among other factors, plans in the Critical and Declining Zone are generally less than 65 percent funded and projected to become insolvent within 20 years; plans in the Critical Zone are generally less than 65 percent funded (but not projected to become insolvent within 20 years), plans in the Endangered Zone are less than 80 percent but greater than 65 percent funded, and plans in the Healthy Zone are at least 80 percent funded (as determined in accordance with the PPA). The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

					tronc Contributions
		PPA Zone Status			(in thousands)
Pension Fund	EIN/Pension Plan Number	2016	2015	FIP/RP Status Pending/ Implemented	2016	2015	2014	Surcharge Imposed	Expiration Dates of Collective Bargaining Agreements
GCIU—Employer Retirement Benefit Plan	91-6024903	Critical and declining	Critical	Implemented	$858	$868	$855	Yes	May 31, 2017 to April 30, 2018(1)
Chicago Newspaper Publishers Drivers' Union Pension Plan	36-6019539	Critical and declining	Critical	Implemented	3,244	3,174	3,339	Yes	June 14, 2016 (2)
Truck Drivers and Helpers Local No. 355 Pension Plan	52-6043608	Endangered	Endangered	Implemented	147	133	121	Yes	December 31, 2017
Other Plans	—	—	—	—	506	447	376	—	—
					$4,755	$4,622	$4,691

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(1)	tronc is party to two collective bargaining agreements that require contributions to the GCIU—Employer Retirement Benefit Plan, one of which expires May 31, 2017 and the other April 30, 2018.

(2)	The collective bargaining agreement expired on June 14, 2016. The parties are operating under the terms of this agreement while the terms of a successor collective bargaining agreement are negotiated.
For the plan years ended December 31, 2015, December 31, 2014 and December 31, 2013, TCO was listed in the Chicago Newspaper Publishers Drivers’ Union Pension Plan’s (the “Drivers’ Plan”) Form 5500 as providing more than five percent of the total contributions for the plan. In addition, Chicago Tribune Company was listed in the GCIU Employer Retirement Benefit Plan’s (the “GCIU Plan”) Form 5500 as contributing more than five percent of the total contributions to the plan for the plan year ended December 31, 2013. The Company did not provide more than five percent of the total contributions for any of the other multiemployer pension plans in which it participated in those years. At the date the financial statements were issued, Forms 5500 were not available for the plan years ending in 2016.
In 2009, the Drivers’ Plan was certified by its actuary to be in critical status (within the meaning of section 432 of the IRC) as of its plan year beginning January 1, 2009. However, pursuant to the Worker, Retiree, and Employer Recovery Act of 2008, the trustees of the Drivers’ Plan elected to apply the 2008 actuarial certification for the plan year beginning January 1, 2009. As a result, the Drivers’ Plan was not in critical status (or in endangered or seriously endangered status) for its plan year beginning January 1, 2009. On March 31, 2010, the Drivers’ Plan was certified by its actuary to be in critical status for the plan year beginning January 1, 2010. As a result, the trustees of the Drivers’ Plan were required to adopt and implement a rehabilitation plan as of January 1, 2011 designed to enable the Drivers’ Plan to cease being in critical status within the period of time stipulated by the IRC. The terms of the rehabilitation plan adopted by the trustees require tronc to make increased contributions beginning on January 1, 2011 through December 31, 2025, and the trustees of the Drivers’ Plan projected that it would emerge from critical status on January 1, 2026. As of its 2016 plan year, the actuary for the Drivers’ Plan certified the plan to be in critical and declining status with projected insolvency in 2035. As of December 25, 2016, assuming tronc’s contributions from January 1, 2017 through 2025, the expiration of the rehabilitation plan’s term, it is estimated that tronc’s contributions to the plan will total $69.6 million, based on the actuarial assumptions utilized to develop the rehabilitation plan and assuming tronc’s staffing levels as of December 25,2016 remain unchanged. The funding obligation is subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations.
In 2009, the GCIU Plan was certified by its actuary to be in critical status (within the meaning of section 432 of the IRC) as of its plan year beginning January 1, 2009. As a result, the trustees of the GCIU Plan implemented a rehabilitation plan on November 1, 2009 and amended it in May 2012 to cease the plan’s critical status within the period of time stipulated by the IRC. However, the GCIU Plan was unable to adopt a rehabilitation plan that would enable the GCIU Plan to emerge from critical status and avoid insolvency using reasonable assumptions. Therefore, the GCIU Plan adopted a rehabilitation plan that reflects reasonable measures to forestall insolvency. As of its 2016 plan year, the GCIU Plan has been certified by its actuary to be in critical and declining status with projected insolvency in 2027. As of December 25, 2016, assuming tronc’s contributions from January 1, 2017 through the projected insolvency date of 2027, it is estimated that tronc’s contributions to the plan will total $10.1 million, based on the actuarial assumptions utilized to develop the rehabilitation plan and assuming tronc’s staffing levels as of December 25, 2016 remain unchanged. The funding obligation is subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations.
NOTE 15: STOCK-BASED COMPENSATION
The Company has the 2014 Omnibus Incentive Plan (together with amendments “tronc Equity Plan”). The tronc Equity Plan is a long-term incentive plan under which awards may be granted to employees and outside directors in the form of stock options (“Options”), stock appreciation rights, restricted stock units (“RSU”), performance share units, restricted and unrestricted stock awards, dividend equivalents and cash awards. The Company measures stock-based compensation costs based on the estimated grant date fair value of the award and recognizes compensation costs on a straight-line basis over the requisite service period for the entire award. The tronc Equity Plan permits the Company to withhold shares of vested common stock upon vesting of employee stock awards or at the time they exercise their Options in lieu of their payment of

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

the required withholdings for employee taxes. The Company does not withhold taxes in excess of minimum required statutory requirements. Shares of common stock reserved for future grants under the tronc Equity Plan were 2,057,335 at December 25, 2016.
Prior to the Distribution Date, the Company's employees were eligible to participate in TCO's 2013 Equity Incentive Plan (“TCO Equity Incentive Plan”). The TCO Equity Incentive Plan provided for the granting of non-qualified stock options (“NSO”), RSUs, performance share units and restricted and unrestricted stock awards. Effective with the Distribution Date, 90,752 TCO NSOs and 93,790 TCO RSUs were converted to 363,872 tronc Options and 375,780 tronc RSUs, respectively. These awards were modified under the mandatory anti-dilution provision of the grants and no incremental cost was recorded.
Prior to the Distribution Date, stock-based compensation expense for participants in the TCO Equity Incentive Plan who are solely dedicated to tronc has been included within compensation expense within these Consolidated and Combined Financial Statements. Stock-based compensation expense for participants in the TCO Equity Incentive Plan who provide services to but are not solely dedicated to tronc have been allocated to tronc through the corporate management fee and service center support costs, as described in Note 5. In the year ended December 28, 2014, the Company was allocated $4.9 million of stock-based compensation expense through the corporate management fee and technology service center support costs.
Stock-based compensation expense under both plans related to tronc’s employees during the years ended December 25, 2016, December 27, 2015 and December 28, 2014 totaled $8.4 million, $6.8 million and $3.7 million, respectively.
Options
The non-qualified stock options granted to directors, officers and employees under the tronc Equity Plan, and TCO NSOs converted to Options from the TCO Equity Incentive Plan, generally become exercisable in cumulative installments over a period of either three or four years and expire between 7 and 10 years. Under the tronc Equity Plan, the exercise price of an Option cannot be less than the market price of tronc common stock at the time the Option is granted and the maximum contractual term cannot exceed 10 years. The fair value of each Option is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is calculated based on a blended method using historical and implied volatility of a select peer group of entities operating in similar industry sectors as the Company. Expected life was calculated using the simplified method, as described under Staff Accounting Bulletin Topic 14, “Share-Based Payment,” as neither the tronc Equity Plan nor the TCO Equity Incentive Plan were in existence for a sufficient period of time for the use of company-specific historical experience in the calculation.
The following table provides the weighted average assumptions used to determine the fair value of Options and converted NSO awards granted to tronc employees during the years ended December 25, 2016, December 27, 2015 and December 28, 2014.

	2016	2015	2014
Weighted average grant date fair value	$5.93	$4.16	$4.59
Weighted average assumptions used:
Expected volatility	48.0%	39.4%	39.1%
Expected lives (in years)	4.5	4.8	4.6
Risk Free interest rates	1.0%	1.57%	1.5%
Expected dividend yields	—%	4.09%	3.74%

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

A summary of activity related to tronc employees for Options under the tronc Equity Plan and TCO NSOs converted to Options for the years ended December 25, 2016, December 27, 2015 and December 28, 2014 is included in the following table:

	2016		2015		2014
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding, beginning of year *	969	$16.80	737	$16.73	88	$56.60
Additional options upon spin-off conversion	—	$—	—	$—	276	$14.02
Granted	546	$14.71	465	$17.20	426	$18.77
Exercised	(15)	$14.02	(20)	$14.02	(18)	$14.02
Canceled/forfeited	(172)	$17.10	(213)	$17.69	(35)	$14.92
Outstanding, end of year	1,328	$15.93	969	$16.80	737	$16.73
Vested and exercisable at end of year	440	$16.77	205	$16.02	61	$14.03
Weighted average remaining contractual term (in years)	4.2		6.0		7.4
* The post-spin weighted average exercise price is $14.02.
For Options granted under the tronc Equity Plan and TCO NSOs converted to Options, the exercise price of options granted equals the closing stock price on the day of grant; therefore the options have no intrinsic value on the date of grant. For each of the years ended December 25, 2016, December 27, 2015, and December 28, 2014, the intrinsic value of options exercised was negligible. The grant date fair value of options vested during the year ended December 25, 2016 was $1.6 million. There was no intrinsic value of options exercisable or outstanding as of December 25, 2016.
The following table summarizes information (net of estimated forfeitures) related to stock options outstanding at December 25, 2016:

Range of Exercises Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number of Options Exercisable (in thousands)	Weighted Average Exercise Price
$13.95-14.02	308,488	3.9	$14.00	153,218	$14.02
$14.87-14.87	450,000	6.6	$14.87	—	$—
$15.08-17.41	332,643	0.8	$16.83	126,968	$17.03
$19.20-19.26	236,700	1.1	$19.20	159,900	$19.20
$13.95-19.26	1,327,831	3.5	$15.93	440,086	$16.77
Restricted Stock Units (RSUs)
The RSUs granted to directors, officers and employees under the tronc Equity Plan and TCO RSUs converted to RSUs the TCO Equity Incentive Plan have service conditions and generally vest over three to four years. Upon vesting, the RSUs are redeemed with common stock. The RSUs do not have voting rights. The fair value of the RSU is determined on the grant date using the closing trading price of the Company's shares. The weighted average grant date fair value of the RSUs granted during the years ended December 25, 2016, December 27, 2015, and December 28, 2014 was $14.60, $17.47, and $19.08, respectively.

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

A summary of activity related to tronc employees for RSUs under the tronc Equity Plan and TCO RSUs converted to RSUs for the years ended December 25, 2016, December 27, 2015, and December 28, 2014 is included in the following table:

	2016		2015		2014
	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, beginning of year *	982	$17.34	924	$17.14	117	$56.60
Additional RSUs upon spin-off conversion	—	$—	—	$—	259	$14.02
Granted	1,071	$14.60	514	$17.47	580	$19.08
Vested	(356)	$16.85	(282)	$17.13	(4)	$14.02
Canceled/forfeited	(245)	$17.35	(174)	$17.43	(28)	$15.83
Outstanding, end of year	1,452	$15.44	982	$17.34	924	$17.14
Vested at end of year	6	$7.91	—	$—	—	$—
* The post-spin weighted average exercise price is $14.02.
As of December 25, 2016, tronc had unrecognized compensation cost on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period (in years)
Nonvested stock options	$4,011	2.3
Nonvested restricted stock units	$17,268	2.2
NOTE 16: EARNINGS PER SHARE
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

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the years ended December 25, 2016, December 27, 2015 and December 28, 2014, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Income (Loss) - Numerator:
Net income (loss) available to tronc stockholders plus assumed conversions	$6,537	$(2,765)	$42,288

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	33,788	25,990	25,429
Dilutive effect of employee stock options and RSUs	147	—	114
Adjusted weighted average common shares outstanding (diluted)	33,935	25,990	25,543

Net income (loss) per common share:
Basic	$0.19	$(0.11)	$1.66
Diluted	$0.19	$(0.11)	$1.66
Potential dilutive common shares were anti-dilutive as a result of the Company’s net loss for the year ended December 27, 2015. As a result, basic weighted average shares were used in the calculations of basic net earnings per share and diluted earnings per share for that period.
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts for the years ended December 25, 2016, December 27, 2015 and December 28, 2014 was 1,118,074, 968,526 and 426,166, respectively. The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 87,525 and 982,073 for the years ended December 25, 2016 and December 27, 2015.
On August 4, 2014, approximately 25.4 million shares of the Company's common stock were distributed to TCO and TCO stockholders and warrantholders who held shares as of the record date of July 28, 2014. This share amount is being utilized for the calculation of both basic and diluted earnings per common share for all periods prior to the Distribution Date.
NOTE 17: STOCKHOLDERS' EQUITY
The holders of common stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of common stock will share in any dividend declared by the board of directors. In the event of the Company’s liquidation, dissolution or winding up, all holders of common stock are entitled to share ratably in any assets available for distribution to holders of common stock.
Shareholder Rights Agreement
On May 9, 2016, the Board of Directors of the Company adopted a limited duration Shareholder Rights Plan (“Rights Plan”). Under the terms of the Rights Plan, except in certain situations, the rights were to be exercisable 10 days from the public announcement that a person or group had acquired 20% or more of the common stock of tronc, Inc. or had commenced a tender offer which would result in the ownership of 20% or more of tronc’s common stock. If the rights became exercisable and a person or group acquired 20% or more of tronc’s common stock, each holder of a right, other than the person triggering the rights, would have been entitled to receive upon exercise of a right that number of shares of tronc’s common stock having a market value of two times the exercise price of the right. The Rights Plan was scheduled to expire on May 8, 2017. See below for amendment to this date.
The Board of Directors declared a distribution of one preferred share purchase right (a “Right,” and collectively, the “Rights”) for each outstanding share of common stock, par value $0.01 per share, of the Company, to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share, of the Company (the

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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
On December 23, 2016, the Company entered into Amendment No. 1 (the “Rights Amendment”) to the Shareholder Rights Agreement, dated as of May 9, 2016. The Amendment accelerated the expiration of the Company’s preferred share purchase rights from 5:00 p.m. New York time, on May 8, 2017 to noon, New York time, on December 23, 2016, and had the effect of terminating the Shareholder Rights Agreement on that date. At the time of the termination of the Shareholder Rights Agreement, all of the Rights distributed to holders of the Company’s common stock pursuant to the Shareholder Rights Agreement expired. Promptly following the expiration of the Rights and the termination of the Shareholder Rights Agreement, the Company filed a Certificate of Elimination (the “Certificate of Elimination”) with the Secretary of State of Delaware eliminating the Preferred Stock and returning them to authorized but undesignated shares of the Company’s preferred stock.
Private Placements
Merrick Media, LLC
On February 3, 2016, the Company completed a $44.4 million private placement, pursuant to which the Company sold to Merrick Media, LLC (“Merrick Media”) 5,220,000 shares of the Company’s common stock at a purchase price of $8.50 per share. The Company intends to use the $42.9 million net proceeds from the sale to execute further on its growth strategy, including acquisitions and digital initiatives. The shares of common stock acquired by Merrick Media (the “Merrick Shares”) are subject to certain lockup provisions that, subject to the terms and conditions set out in the purchase agreement (the “Merrick Purchase Agreement”) dated February 3, 2016 among the Company, Merrick Media and Michael W. Ferro, Jr. (the sole managing member of Merrick Venture, which is the sole manager of Merrick Media), prohibit certain transfers of the Merrick Shares for the first three years following the date of issuance and, thereafter, any transfers of the Merrick Shares that would result in a transfer of more than 25% of the Merrick Shares purchased under the Merrick Purchase Agreement in any 12-month period.  The Merrick Purchase Agreement also includes covenants prohibiting the transfer of the Merrick Shares if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the then-existing primary geographical markets. Merrick Media and Mr. Ferro and their respective affiliates, are also prohibited, without the prior written approval of the Board of Directors, from acquiring additional equity if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then outstanding shares of common stock.
In connection with the private placement, Mr. Ferro was elected to fill a newly-created vacancy on the Company’s Board of Directors and was named non-executive Chairman of the Board. The Company granted Merrick Media the right to designate a replacement individual for election as a director at each annual and special meeting of stockholders at which directors are to be elected as part of the slate of nominees recommended by the Board of Directors, subject to the reasonable prior approval of the Board’s Nominating and Corporate Governance Committee, in the event that Mr. Ferro is unable to continue to serve as a director. Merrick Media’s right to appoint a replacement director representative will expire either (a) on the date that Mr. Ferro or his replacement is not nominated for reelection as a director, is removed as a director, or is not reelected as a director if the Company has not recommended his or his replacement’s reelection or (b) at such time as Merrick Media, Mr. Ferro and their respective affiliates no longer beneficially own at least 75% of the Merrick Shares originally acquired pursuant to the Merrick Purchase Agreement.
Additionally, in connection with the private placement, the Company entered into a registration rights agreement (the “Merrick Rights Agreement”) with Merrick Media. Pursuant to the Merrick Rights Agreement, Merrick Media will be entitled to certain registration rights under the Securities Act, with respect to the Merrick Shares. The Merrick Rights Agreement provides that the Company will use its reasonable best efforts to cause a registration statement with respect to the Merrick Shares to be declared effective no later than the earlier of (a) February 3, 2019 and (b) 60 days after the termination of the voting covenants of the Merrick Purchase Agreement as described above. The Company will pay all of its own costs and expenses, including all fees and expenses of counsel for the Company, relating to the Merrick Rights Agreement.

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Mr. Ferro is the manager of Merrick Venture Management, LLC, which is the sole manager of Merrick Media. Because Merrick Venture Management, LLC serves as the sole manager of Merrick Media, Mr. Ferro may be deemed to indirectly control all of the shares of the Company’s common stock owned by Merrick Media. Mr. Ferro, together with his affiliated entities, beneficially owned 9,047,788 shares of tronc common stock, which represented 24.8% of tronc common stock, as of December 25, 2016.
Nant Capital, LLC
On June 1, 2016, the Company completed a $70.5 million private placement, pursuant to which the Company sold to Nant Capital, LLC (“Nant Capital”) 4,700,000 unregistered shares of the Company’s common stock at a purchase price of $15.00 per share. The Company intends to use the $70.4 million net proceeds from the sale to further execute on its growth strategy, including acquisitions and digital initiatives. The shares of common stock acquired by Nant Capital (the “Nant Shares”) are subject to certain lockup provisions that, subject to the terms and conditions set out in the purchase agreement dated May 22, 2016, among the Company, Nant Capital and Dr. Patrick Soon-Shiong (the “Nant Purchase Agreement”) prohibit certain transfers of the Nant Shares for the first three years following the date of issuance and, thereafter, any transfers of the Nant Shares that would result in a transfer of more than 25% of the Nant Shares in any 12-month period. The Nant Purchase Agreement also includes covenants prohibiting the transfer of shares of the Company’s common stock if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then-outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the Company’s then-existing primary geographical markets. Nant Capital and Dr. Patrick Soon-Shiong, and their respective affiliates, are also prohibited, without the prior written approval of the Board of Directors, from acquiring additional equity of the Company if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then-outstanding shares of common stock.
In connection with the private placement, Dr. Soon-Shiong was elected to fill a newly-created position on the Company’s Board of Directors and was named non-executive Vice Chairman of the Board as of the date of the Company’s 2016 Annual Meeting of Stockholders on June 2, 2016. In the event that Dr. Soon-Shiong is unable to continue to serve as a director, the Company granted Dr. Soon-Shiong the right to designate a replacement individual for election as a director at each annual and special meeting of the Company’s stockholders at which directors are to be elected as part of the slate of nominees recommended by the Board, subject to the reasonable prior approval of the Board’s Nominating and Corporate Governance Committee. Nant Capital’s right to appoint a replacement director representative will expire upon the occurrence of either (a) the termination of the voting covenants described in the Nant Purchase Agreement or (b) at such time as Nant Capital, Dr. Soon-Shiong and their respective affiliates no longer beneficially own at least 75% of the shares originally acquired through the Nant Purchase Agreement.
Additionally, in connection with the private placement, the Company entered into a registration rights agreement (the “Nant Rights Agreement”) with Nant Capital. Pursuant to the Nant Rights Agreement, Nant Capital will be entitled to certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”), with respect to the Nant Shares. The Nant Rights Agreement provides that the Company shall use its reasonable best efforts to cause a registration statement with respect to the Nant Shares to be declared effective no later than the earlier to occur of (a) May 22, 2019 and (b) 60 days after the termination of the voting covenants of the Nant Purchase Agreement as described above. The Company will pay all of its own costs and expenses, including all fees and expenses of counsel for the Company, relating to the Nant Rights Agreement.
California Capital Equity, LLC (“CalCap”) directly owns all of the equity interests of Nant Capital and CalCap may be deemed to have beneficial ownership of the shares held by Nant Capital. Dr. Patrick Soon-Shiong directly owns all of the equity interests of CalCap and may be deemed to beneficially own, and share voting power and investment power with Nant Capital over all shares of tronc common stock beneficially owned by Nant Capital. Dr. Soon-Shiong, together with Nant Capital, beneficially owned 5,779,482 shares of tronc common stock, which represented 15.9% of tronc common stock, as of December 25, 2016.
Dividends
The declaration of dividends is subject to the discretion of tronc’s Board of Directors. Unless otherwise specified, dividends are payable to holders of the Company’s common stock and dividend equivalents are payable to holders of

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

outstanding RSUs as and when the RSUs vest. Cash dividends per share recorded during 2015 were $0.70 totaling $18.9 million. Cash dividends per share recorded during 2014 were $0.175 totaling $4.6 million.
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
During the year ended December 27, 2015, the Company repurchased 121,168 shares of common stock for an aggregate purchase price of $1.4 million. The Company has $28.6 million remaining authorization under the stock repurchase plan at December 25, 2016.
Name Change and Stock Exchange Listing
The Company transferred its stock exchange listing from the NYSE to Nasdaq and changed its corporate name to tronc, Inc. The common stock of the Company ceased trading on the NYSE on June 17, 2016 at the end of the day and began trading the morning of June 20, 2016 on Nasdaq under the ticker symbol “TRNC.”
NOTE 18: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency	OPEB	Pension	Total
Balance at December 29, 2013	$—	$(310)	$—	$(310)
Other comprehensive income before reclassifications	(20)	10,822	—	10,802
Amounts reclassified from AOCI	—	(10)	$—	(10)
Balance at December 28, 2014	(20)	10,502	—	10,482
Other comprehensive income (loss) before reclassifications	(15)	3,836	$(8,718)	(4,897)
Amounts reclassified from AOCI	—	(9,491)	$—	(9,491)
Balance at December 27, 2015	(35)	4,847	(8,718)	(3,906)
Other comprehensive income (loss) before reclassifications	3	1,811	$(6,438)	(4,624)
Amounts reclassified from AOCI	—	(284)	$—	(284)
Balance at December 25, 2016	(32)	6,374	(15,156)	(8,814)

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The following table presents the amounts and line items in the Consolidated and Combined Statements of Income (Loss) where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the years ended December 25, 2016, December 27, 2015 and December 28, 2014 (in thousands):

	Year ended
Accumulated Other Comprehensive Income (Loss) Components	December 25, 2016	December 27, 2015	December 28, 2014	Affected Line Items in the Consolidated and Combined Statements of Income (Loss)
Pension and postretirement benefit adjustments:
Prior service cost recognized	$(470)	$(10,825)	$—	Compensation
Amortization of actuarial gains	—	(4,863)	(17)	Compensation
Total before taxes	(470)	(15,688)	(17)
Tax effect	(186)	(6,197)	(7)	Income tax expense (benefit)
Total reclassifications for the period	$(284)	$(9,491)	$(10)
The Company expects to recognize $1.3 million in net gains amortized from accumulated other comprehensive income in the year ended December 31, 2017.
NOTE 19: SEGMENT INFORMATION
The Company’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Beginning in the second quarter of fiscal 2016, tronc began managing its business as two distinct segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when sold with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local websites and mobile applications, digital only subscriptions, as well as Tribune Content Agency (“TCA”), forsalebyowner.com and Motiv8. Accordingly, the Company changed its segment reporting to two reportable segments. The prior periods have been revised to reflect the change in reportable segments. Prior to the second quarter of fiscal 2016, tronc was managed by its chief operating decision maker, as defined by ASC Topic 280, as one business and one reportable segment. Assets are not presented to or used by management at a segment level for making operating and investment decisions and therefore are not reported.
troncM’s media groups include the Chicago Tribune Media Group, the Los Angeles Times Media Group, the San Diego Media Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group and the Daily Press Media Group. tronc’s major daily newspapers have served their respective communities with local, regional, national and international news and information for more than 150 years.
troncX consists of the Company’s digital revenues and related digital expenses from more than 130 digital platforms online and mobile applications, which collectively attracted more than 57 million average monthly unique visitors during the fourth quarter of 2016 based on the comScore Multi-platform Media Report for such period. troncX also includes digital only subscriptions as well as TCA, forsalebyowner.com and Motiv8.
The Company derives the segment results directly from the internal management reporting system. The accounting policies that the Company uses in deriving the segment results are the same as those used in the consolidated results. Management measures the performance of each segment based on several metrics, including segment income (loss) from operations. Segment income from operations is defined as income from operations before net interest expense, gain on investment transactions, reorganization items and income taxes. Management uses these results, in part, to evaluate the performance of, and allocate resources to, each segment.
Segment operating revenue includes revenue from sales to external customers and intersegment revenues that reflect transactions between the segments on an arm’s-length basis. Intersegment revenues primarily consist of advertising revenue and marketing services. No single customer represented 10% or more of the Company’s net revenue in any fiscal year presented.

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The Company incurs overhead expenses related to advertising operations, technology, finance and other functions that are centralized. These overhead expenses are allocated to the segments, generally on the basis of revenue or headcount. Management believes this method of allocation is representative of the value of the related services provided to the segments. The Company evaluates the performance of the segments based income from operations after allocated overhead expenses.
Operating revenues and income (loss) from operations by operating segment were as follows for the periods indicated (in thousands):

	Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Operating revenues:
troncM	$1,378,028	$1,448,249	$1,473,524
troncX	236,171	233,505	242,047
Corporate and eliminations	(7,821)	(8,934)	(7,593)
	$1,606,378	$1,672,820	$1,707,978
Income (loss) from operations:
troncM	$120,763	$102,685	$91,925
troncX	25,551	38,808	75,911
Corporate and eliminations	(93,201)	(116,526)	(81,134)
Income (loss) from operations	53,113	24,967	86,702
Loss on equity investments, net	(690)	(1,164)	(1,180)
Gain on investment fair value adjustment	—	—	1,484
Interest expense, net	(26,703)	(25,972)	(9,801)
Reorganization items, net	(259)	(1,026)	(464)
Loss before income taxes	$25,461	$(3,195)	$76,741

Depreciation and amortization
troncM	$23,656	$21,338	$19,786
troncX	11,563	2,329	771
Corporate and eliminations	22,280	30,966	11,532
	$57,499	$54,633	$32,089
NOTE 20: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Year ended
	December 25, 2016	December 27, 2015	December 28, 2014
Cash paid during the period for:
Interest	$23,637	$22,931	$6,590
Income taxes, net of refunds	(3,189)	14,194	14,595
Non-cash items in investing activities:
Additions to property plant and equipment under capital leases	(722)	—	—
Non-cash items in financing activities:
Shares issued for acquisitions	—	11,039	—
New capital leases	722	—	—

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 21: UNAUDITED QUARTERLY FINANCIAL INFORMATION
The following table sets forth certain unaudited quarterly financial information for the fiscal years ended December 25, 2016 and December 27, 2015 (in thousands, except per share amounts). The unaudited quarterly financial information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

Fiscal Year Ended December 25, 2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total operating revenues	$398,219	$404,501	$378,236	$425,422
Operating expenses:
Compensation	162,100	150,493	140,760	143,940
Newsprint and ink	25,978	26,095	25,101	26,732
Outside services	127,709	122,964	118,060	125,745
Other operating expenses	72,213	76,317	79,104	72,455
Depreciation and amortization	14,124	14,300	14,375	14,700
Total operating expenses	402,124	390,169	377,400	383,572
Income (loss) from operations	(3,905)	14,332	836	41,850
Loss on equity investments, net	(129)	(168)	(190)	(203)
Interest expense, net	(6,744)	(6,699)	(6,673)	(6,587)
Reorganization items, net	(94)	(49)	(93)	(23)
Income tax expense (benefit)	(4,409)	3,360	4,352	15,621
Net income (loss)	$(6,463)	$4,056	$(10,472)	$19,416
Basic net income (loss) per common share	$(0.22)	$0.12	$(0.29)	$0.53
Diluted net income (loss) per common share	$(0.22)	$0.12	$(0.29)	$0.53
Dividends declared per common share	$—	$—	$—	$—

Fiscal Year Ended December 27, 2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total operating revenues (1) (2)	$398,274	$412,021	$405,668	$456,857
Operating expenses:
Compensation	149,231	156,384	157,783	186,507
Newsprint and ink	31,295	31,444	29,096	30,504
Outside services	122,246	123,549	127,513	140,588
Other operating expenses (1)	71,897	75,878	84,541	74,764
Depreciation and amortization	12,709	13,149	14,303	14,472
Total operating expenses	387,378	400,404	413,236	446,835
Income (loss) from operations	10,896	11,617	(7,568)	10,022
Gain (loss) on equity investments, net	(57)	50	(535)	(622)
Interest expense, net	(5,867)	(6,331)	(6,923)	(6,851)
Reorganization items, net	(601)	(252)	80	(253)
Income tax expense (benefit)	1,856	1,686	(6,345)	2,373
Net income (loss)	$2,515	$3,398	$(8,601)	$(77)
Basic net income (loss) per common share	$0.10	$0.13	$(0.33)	$—
Diluted net income (loss) per common share	$0.10	$0.13	$(0.33)	$—
Dividends declared per common share	$0.175	$0.175	$0.175	$0.175

TRONC, INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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
Note 2 - In the fourth quarter of 2015, the Company revised its previously reported 2015 quarterly results to correct revenue recognition of certain distribution contracts from net revenue recognition to gross recognition. As such, the amounts previously reported as Other revenues and Circulation and distribution expenses increased $3,801, $2,995 and $2,409 during the first, second and third quarters of 2015 respectively. The Company does not believe these revisions were material to the previously reported interim financial statements. These revisions had no impact on the Company’s previously reported interim income (loss) from operations.