Form 10-Q
period 2017-03-26
tronc, Inc.
filed 2017-05-04
CIK 1593195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 26, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
TRONC, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

435 North Michigan Avenue
Chicago Illinois	60611
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (312) 222-9100

Former name, former address and former fiscal year, if changed since last report.
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X   No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” an “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ____	Accelerated filer X
Non-accelerated filer ____	Smaller reporting company ____
Emerging growth company ____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ____
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2017
Common Stock, $0.01 par value	32,817,665

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The statements contained in this Quarterly Report on Form 10-Q, as well as the information contained in the notes to our Consolidated Financial Statements, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based largely on our current expectations and reflect various estimates and assumptions by us. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in such forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond our control, include: changes in advertising demand, circulation levels and audience shares; competition and other economic conditions; our ability to develop and grow our online businesses; changes in newsprint price; our ability to maintain effective internal control over financial reporting; concentration of stock ownership among our principal stockholders whose interest may differ from those of other stockholders; and other events beyond our control that may result in unexpected adverse operating results. For more information about these and other risks, see “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2017, and in our other filings with the SEC.
The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend,” “may,” “will,” “plan,” “seek” and similar expressions generally identify forward-looking statements. However, such words are not the exclusive means for identifying forward-looking statements, and their absence does not mean that the statement is not forward looking. Whether or not any such forward-looking statements, in fact occur will depend on future events, some of which are beyond our control. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.
Item 1.    Financial Statements
TRONC, INC.
CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 26, 2017	March 27, 2016

Operating revenues	$366,116	$398,219

Operating expenses:
Compensation	132,717	162,100
Newsprint and ink	23,524	25,978
Outside services	114,310	127,709
Other operating expenses	69,887	72,213
Depreciation and amortization	13,178	14,124
Total operating expenses	353,616	402,124

Income (loss) from operations	12,500	(3,905)
Interest expense, net	(6,477)	(6,744)
Premium on stock buyback	(6,031)	—
Loss on equity investments, net	(688)	(129)
Reorganization items, net	—	(94)
Loss before income taxes	(696)	(10,872)
Income tax expense (benefit)	2,293	(4,409)
Net loss	$(2,989)	$(6,463)

Net loss per common share:
Basic	$(0.08)	$(0.22)
Diluted	$(0.08)	$(0.22)

Weighted average shares outstanding:
Basic	36,306	29,334
Diluted	36,306	29,334

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended
	March 26, 2017	March 27, 2016
Net loss	$(2,989)	$(6,463)
Other comprehensive loss, net of taxes:
Unrecognized benefit plan losses:
Amortization of actuarial losses and prior service costs to periodic pension cost during the period, net of taxes of $134 and $89, respectively	(204)	(137)
Other comprehensive loss, net of taxes	(204)	(137)
Comprehensive loss	$(3,193)	$(6,600)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 26, 2017	December 25, 2016
Assets
Current assets
Cash	$160,890	$198,349
Accounts receivable (net of allowances of $19,174 and $17,230)	161,305	195,519
Inventories	10,137	10,950
Prepaid expenses and other	22,180	18,863
Total current assets	354,512	423,681

Property, plant and equipment
Machinery, equipment and furniture	120,382	123,530
Buildings and leasehold improvements	14,012	13,388
	134,394	136,918
Accumulated depreciation	(70,655)	(70,082)
	63,739	66,836
Advance payments on property, plant and equipment	912	1,030
Property, plant and equipment, net	64,651	67,866

Other assets
Goodwill	122,631	122,469
Intangible assets, net	129,179	132,161
Software, net	52,399	54,565
Deferred income taxes	53,278	63,977
Other long-term assets	24,092	24,047
Total other assets	381,579	397,219

Total assets	$800,742	$888,766

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
(In thousands, except per share data)
(Unaudited)

	March 26, 2017	December 25, 2016
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$21,605	$21,617
Accounts payable	57,367	70,148
Employee compensation and benefits	56,229	72,311
Deferred revenue	82,047	82,778
Other current liabilities	18,564	18,033
Total current liabilities	235,812	264,887

Non-current liabilities
Long-term debt	344,312	349,128
Deferred revenue	4,464	4,938
Pension and postretirement benefits payable	99,516	101,674
Other obligations	61,092	60,258
Total non-current liabilities	509,384	515,998

Stockholders’ equity (deficit)
Preferred stock, $.01 par value. Authorized 30,000 shares; no shares issued or outstanding at March 26, 2017 and December 25, 2016	—	—
Common stock, $.01 par value. Authorized 300,000 shares, 36,678 shares issued and 32,811 shares outstanding at March 26, 2017; 36,549 shares issued and 36,428 shares outstanding at December 25, 2016	367	365
Additional paid-in capital	140,637	139,623
Accumulated deficit	(24,914)	(21,925)
Accumulated other comprehensive loss	(9,018)	(8,814)
Treasury stock, at cost - 3,867 and 121 shares at March 26, 2017 and December 25, 2016	(51,526)	(1,368)
Total stockholders’ equity (deficit)	55,546	107,881

Total liabilities and stockholders’ equity	$800,742	$888,766

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity (Deficit)
	Shares	Amount
Balance at December 25, 2016	36,549,400	$365	$139,623	$(21,925)	$(8,814)	(1,368)	$107,881
Comprehensive loss	—	—	—	(2,989)	(204)	—	(3,193)
Issuance of stock from restricted stock unit conversions	128,611	2	(2)	—	—	—	—
Share-based compensation	—	—	1,912	—	—	—	1,912
Withholding for taxes on restricted stock unit conversions	—	—	(896)	—	—	—	(896)
Purchase of treasury stock	—	—	—	—	—	(50,158)	(50,158)
Balance at March 26, 2017	36,678,011	$367	$140,637	$(24,914)	$(9,018)	$(51,526)	$55,546

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 26, 2017	March 27, 2016
Operating Activities
Net loss	$(2,989)	$(6,463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,178	14,124
Allowance for bad debt	4,758	2,963
Stock compensation expense	1,859	1,619
Excess tax benefits (expense) realized from exercise of stock-based awards	—	(653)
Loss on equity investments, net	688	129
Deferred income taxes	10,832	8,347
Non-current deferred revenue	(474)	(459)
Premium on stock buyback	6,031	—
Other non-cash items	2,583	(643)
Pension contribution	(1,957)	(4,943)
Postretirement medical, life and other benefits	(540)	(1,081)
Changes in working capital items, excluding acquisitions:
Accounts receivable, net	29,335	39,802
Prepaid expenses, inventories and other current assets	(10,284)	(4,609)
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	(21,838)	(20,569)
Other, net	(634)	157
Net cash provided by operating activities	30,548	27,721

Investing Activities
Capital expenditures	(4,662)	(4,783)
Other, net	(723)	6
Net cash used for investing activities	$(5,385)	$(4,777)

Financing Activities
Purchase of treasury stock	$(56,189)	$—
Proceeds from issuance of common stock	—	42,878
Repayment of long-term debt	(5,272)	(5,272)
Dividends paid to common stockholders	(145)	(4,757)
Repayments of capital lease obligations	(120)	(94)
Withholding for taxes on RSU vesting	(896)	(737)
Net cash provided by (used for) financing activities	(62,622)	32,018

Net increase (decrease) in cash	(37,459)	54,962
Cash, beginning of period	198,349	40,832
Cash, end of period	$160,890	$95,794

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—tronc, Inc., and its subsidiaries (collectively, the “Company” or “tronc”) is a media company rooted in award-winning journalism, which operates over 150 titles in nine of the nation’s largest markets. tronc develops unique and valuable content across its vast media portfolio, which has earned a combined 94 Pulitzer Prizes and is committed to informing and inspiring a growing monthly audience of 59 million average monthly unique visitors. The Company’s diverse portfolio of iconic news and information brands are in markets including Los Angeles and San Diego, Ca.; Chicago, Il.; Fort Lauderdale and Orlando, Fl.; Baltimore, Md.; Hartford, Ct.; Allentown, Pa., and Newport News, Va.  tronc also offers an array of customized marketing solutions, and publishes a number of niche products, including Hoy and El Sentinel, making tronc the country’s largest Spanish-language publisher.
Fiscal Periods—The Company’s fiscal year ends on the last Sunday in December. Fiscal year 2017 ends on December 31, 2017 and fiscal year 2016 ended on December 25, 2016. Fiscal year 2017 is a 53-week year with 13 weeks in the first through third quarters and 14 weeks in the fourth quarter. Fiscal year 2016 was a 52-week year with 13 weeks in each quarter.
Basis of Presentation—The accompanying unaudited Consolidated Financial Statements and notes of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of tronc as of March 26, 2017 and December 25, 2016 and the results of operations and cash flows for the three months ended March 26, 2017 and March 27, 2016. This includes all normal and recurring adjustments and elimination of intercompany transactions. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to current period’s presentation. The year-end Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
The Company assesses its operating segments in accordance with ASC Topic 280, “Segment Reporting.” The Company is managed by its chief operating decision maker, as defined by ASC Topic 280, in two reportable segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital only subscriptions, Tribune Content Agency (“TCA”), forsalebyowner.com and Motiv8. See Note 14 for additional segment information.
New Accounting Standards—In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Topic 715, Compensation - Retirement Benefits; Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires the disaggregation of the service cost component from other components of net periodic benefit cost, clarifies how to present the service cost component and other components of net benefit costs in the financial statements and allows only the service cost component of net benefit costs to be eligible for capitalization. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating how the adoption of this standard will impact the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Topic 350, Intangibles-Goodwill and Other; Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test standardizing the impairment assessment to measure a reporting unit’s carrying value against its fair value and eliminate the calculation of an implied fair value of goodwill. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2020 and should be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating how the adoption of this standard will impact the Company’s consolidated financial statements.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
In March 2016, the FASB issued ASU 2016-09, Topic 718, Compensation—Stock Compensation; Improvements to Employee Share-Based Payment Accounting, which makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The Company adopted this ASU as of the beginning of fiscal 2017. As part of the adoption, the Company made an accounting policy election to recognize forfeitures as they occur which had no effect on the Company’s financial statements. The Company has elected to present the cash flow statement changes retrospectively and the prior period has been adjusted to present excess tax benefits of $0.7 million as part of cash flows from operating activities and the cash paid by the Company for withholding shares from stock awards of $0.7 million as part of cash flows from financing activities. The other portions of ASU 2016-09 either were not applicable or had no effect on the financial statements.
In February 2016, the FASB issued ASU 2016-02, Topic 842, Leases, which requires companies to recognize lease assets and lease liabilities by lessees for operating leases. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating how the adoption of this standard will impact the Company’s consolidate financial statements.
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
The Company expects to adopt this standard on January 1, 2018 utilizing the modified retrospective method. During 2016, the Company initiated efforts to assess the impact of this new standard on the Company’s future reported results, operating and accounting processes and systems. The Company has continued these efforts in 2017. The Company expects adoption of the standard will not significantly impact reported results for print advertising and circulation and digital circulation. The new standard may result in the Company recording digital advertising revenue placed on non-tronc websites net of the cost of the third-party website as the Company may be acting as an agent as defined under the new standard. Currently, such revenues are generally recorded gross where the Company is acting as a principal in these transactions under the current standard. The new standard is not expected to significantly impact revenues related to commercial printing and delivery services provided to other newspapers, direct mail advertising and services and other related activities.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2: CHANGES IN OPERATIONS
Employee Reductions—In the fourth quarter of 2015, the Company offered an Employee Voluntary Separation Program (“EVSP”), which provided enhanced separation benefits to eligible non-union employees with more than one year of service.  The Company is funding the EVSP ratably over the payout period through salary continuation instead of lump sum severance payments. The salary continuation payments started in the fourth quarter of 2015 and continue through the first half of 2018. The Company recorded a charge of $0.2 million for the three months ended March 26, 2017, for related severance, benefits and taxes in connection with the EVSP compared to $7.4 million recorded for the three months ended March 27, 2016.
During the first quarter of 2016, the Company began the process to outsource its information technology function (“ITO”), which was substantially completed by the end of 2016. The related salary continuation payments started in the first quarter of 2016 and continue through the third quarter of 2018. The Company recorded a pretax charge of $0.1 million for the three months ended March 26, 2017, for severance, benefits and taxes in connection with the ITO, compared to a charge of $1.3 million for the three months ended March 27, 2016.
In addition to the EVSP and ITO, the Company implemented additional reductions of 73 and 59 positions in the three months ended March 26, 2017 and March 27, 2016, respectively, and recorded a pretax charge related to these reductions and executive separations of $1.9 million and $6.6 million, respectively.
A summary of the activity with respect to the Company’s severance accrual for the three months ended March 26, 2017 is as follows (in thousands):

Balance at December 25, 2016	$11,640
Provision	2,187
Payments	(5,461)
Balance at March 26, 2017	$8,366
Charges for severance and related expenses are included in compensation expense in the accompanying Consolidated Statements of Loss.
Lease Abandonment—In the first quarter of 2017, the Company permanently vacated approximately 15,000 sq. ft. of office space in San Diego and took a charge of $1.9 million related to the abandonment. This charge is included in other operating expenses in the accompanying Consolidated Statements of Loss.
NOTE 3: RELATED PARTY TRANSACTIONS
Aircraft Dry Sublease
In 2016, one of the Company’s subsidiaries, Tribune Publishing Company, LLC (“TPC”), entered into an Aircraft Dry Sublease Agreement with Merrick Ventures, LLC (“Merrick Ventures”). Michael W. Ferro, Jr., the non-executive Chairman of the Company’s Board of Directors, is chairman and chief executive officer of Merrick Ventures. Under the agreement, TPC has subleased on a non-exclusive basis, a Bombardier aircraft leased by Merrick Ventures, at a cost, including TPC’s proportionate share of the insurance premiums and maintenance expenses, of $8,500 per flight hour flown. TPC also is responsible for charges attributable to the operation of the aircraft by TPC during the lease term. The initial term of the sublease is one year, which term automatically will be renewed on an annual basis. Either party may terminate the agreement upon 30 days written notice to the other. During the three months ended March 26, 2017, the Company incurred $0.7 million related to the aircraft sublease, $0.6 million of which is payable to Merrick Ventures and $0.1 million of which is payable to an outside party for pilot services. During the three months ended March 27, 2016, the Company incurred, and paid to Merrick Ventures, $0.3 million related to the aircraft sublease.
Event tickets

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In April 2017, the Company acquired Merrick Ventures interest and obligations in connection with the license of a suite and tickets to certain sporting events. The aggregate cost of the suite and tickets is expected to approximate $0.3 million annually. During the first quarter of 2017, the Company paid Merrick Ventures $0.2 million for the face value of the suite and tickets for events in the fourth quarter of 2016 and the first and second quarters of 2017. The suite and tickets are utilized in the Company’s sales and marketing efforts and for other corporate purposes.
CIPS Marketing Group Inc.
The Company utilizes the services of CIPS Marketing Group, Inc. (“CIPS”) for local marketing efforts such as distribution, door-to-door marketing and total market coverage. The Company owns 50% of CIPS, which is recorded as an equity investment. During the three months ended March 26, 2017, the Company recorded $0.2 million in revenue and $1.5 million in other operating expenses related to such marketing services. During the three months ended March 27, 2016, the Company recorded $0.3 million in revenue and $2.7 million in other operating expenses related to such marketing services.
Nucleus Marketing Solutions, LLC
In April 2016, tronc, along with other leading media companies McClatchy, Gannett and Hearst, formed Nucleus Marketing Solutions, LLC (“Nucleus”). This network connects national advertisers to audiences across existing and emerging print and digital platforms. Nucleus works with its marketing partners to address their goals by offering integrated services across all platforms. The Company owned 25% of Nucleus as of March 26, 2017. The Company’s interest in Nucleus is recorded as an equity method investment. During the three months ended March 26, 2017, the Company recorded $2.0 million on a net basis for revenue related to the Nucleus agreement.
NOTE 4: INVENTORIES
Inventories consisted of the following (in thousands):

	As of
	March 26, 2017	December 25, 2016
Newsprint	$9,725	$10,462
Supplies and other	412	488
Total inventories	$10,137	$10,950
Inventories are stated at the lower of cost or net realizable value determined using the first-in, first-out (“FIFO”) basis for all inventories.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets at March 26, 2017 and December 25, 2016 consisted of the following (in thousands):

	March 26, 2017			December 25, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Subscribers (useful life of 2 to 10 years)	$24,632	$(6,789)	$17,843	$25,814	$(7,229)	$18,585
Advertiser relationships (useful life of 2 to 13 years)	42,587	(12,160)	30,427	44,271	(11,883)	32,388
Tradenames (useful life of 20 years)	15,100	(2,004)	13,096	15,100	(1,816)	13,284
Other (useful life of 1 to 20 years)	5,379	(1,895)	3,484	5,540	(1,940)	3,600
Total intangible assets subject to amortization	$87,698	$(22,848)	64,850	$90,725	$(22,868)	67,857

Software (useful life of 2 to 10 years)	$129,141	$(76,742)	52,399	$125,780	$(71,215)	54,565

Goodwill and other intangible assets not subject to amortization
Goodwill			122,631			122,469
Newspaper mastheads and other intangible assets not subject to amortization			64,329			64,304
Total goodwill and other intangible assets			$304,209			$309,195
NOTE 6: DEBT
At March 26, 2017, the Company had $374.3 million in variable-rate debt outstanding under the Term Loan Credit Agreement, as defined below. The weighted average interest rate for the variable-rate debt is 5.75%. At March 26, 2017, the fair value of borrowings outstanding under the Term Loan Credit Agreement was estimated to be $373.4 million based on Level 2 inputs, because the fair value for these instruments is determined using observable inputs in non-active markets. Level 2 inputs include quoted market prices in markets that are not active; quoted prices of assets or liabilities with similar attributes in active markets; or valuation models whose inputs are observable or unobservable but corroborated by market data.
Senior Term Facility
On August 4, 2014, the Company entered into a credit agreement (as amended, amended and restated or supplemented, the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”), and the lenders party thereto (the “Senior Term Facility”). The Senior Term Facility originally provided for secured loans (the “Term Loans”) in the aggregate principal amount of $350.0 million. The Senior Term Facility initially provided that it could be expanded by an amount up to (i) the greater of $100.0 million and an amount as will not cause the net senior secured leverage ratio after giving effect to such incurrence to exceed 2:1 plus (ii) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility, subject to certain conditions. In 2015, $70 million of the expansion was drawn for the acquisition of The San Diego Union-Tribune. As of March 26, 2017, total principal outstanding under the Term Loans was $374.3 million. The Term Loans bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. The Term Loans amortize in equal quarterly installments equal to 1.25% of principal amounts borrowed against the Senior Term Facility with the balance payable on the maturity date, August 4, 2021. The Company is the borrower under the Senior Term Facility and each of the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: incur more indebtedness; pay

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. As of March 26, 2017, $21.1 million of the principal balance is included in current liabilities, the unamortized balance of the discount was $2.9 million and the unamortized balance of the fees associated with the Term Loans was $7.1 million. As of March 26, 2017, the Company was in compliance with the covenants of the Senior Term Facility.
Senior ABL Facility
On August 4, 2014, the Company and the Subsidiary Guarantors entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility will mature on August 4, 2019. The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits the Company to increase the commitments under the Senior ABL Facility by up to $75.0 million. The Senior ABL Facility bears interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. tronc, Inc. and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. tronc, Inc. and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. The Senior ABL Facility contains a number of covenants that, among other things, limit the ability of tronc and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. Customary fees are payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. As of March 26, 2017, there were no borrowings under the Senior ABL Facility and $34.7 million of the Senior ABL Facility availability supported outstanding undrawn letters of credit in the same amount.
Capital Leases
The Company has capital leases on technology licenses and trucks. The total balance outstanding as of March 26, 2017 for capital leases was $1.6 million, of which $0.5 million is in short-term debt.
NOTE 7: INCOME TAXES
For the three months ended March 26, 2017, the Company recorded income tax expense of $2.3 million. The effective tax rate on pretax income was (329.5%) in the three months ended March 26, 2017. For the three months ended March 26, 2017, the rate differs from the U.S. federal statutory rate of 35% primarily due to the fact that the $6.0 million premium on stock buyback is a nondeductible permanent difference for the calculation of income taxes. The rate also differs due to state income taxes, net of federal benefit, and nondeductible expenses and the domestic production activities deduction.
For the three months ended March 27, 2016, the Company recorded income tax benefit of $4.4 million. The effective tax rate on pretax income was 40.6% in the three months ended March 27, 2016. For the three months ended March 27, 2016, the rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, nondeductible expenses and the domestic production activities deduction.
NOTE 8: PENSION AND OTHER POSTRETIREMENT BENEFITS
Multiemployer Pension Plans—The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees.
Defined Benefit Plans—The Company is the sponsor of a single-employer defined benefit plan, The San Diego Union-Tribune, LLC Retirement Plan (the “San Diego Pension Plan”). The San Diego Pension Plan provides benefits to certain current and former employees of The San Diego Union-Tribune. Future benefits under the San Diego Pension Plan have been frozen since January 1, 2009. The Company contributed $2.0 million to the San Diego Pension Plan in the first three months of 2017 and expects to contribute an additional $11.3 million to the San Diego Pension Plan during the remainder of 2017. The components of net periodic benefit credit for the Company’s defined benefit plan were as follows (in

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

thousands):

	Three Months Ended
	March 26, 2017	March 27, 2016
Interest cost	$2,200	$1,875
Expected return on assets	(2,350)	(2,450)
Net periodic benefit	$(150)	$(575)
Postretirement Benefits Other Than Pensions—The Company provides postretirement health care to retirees pursuant to a number of benefit plans. The plans are frozen for new non-union employees. There is some variation in the provisions of these plans, including different provisions for lifetime maximums, prescription drug coverage and certain other benefits. The components of net periodic benefit credit for the Company’s postretirement health care and life insurance plans were as follows (in thousands):

	Three Months Ended
	March 26, 2017	March 27, 2016
Service cost	$3	$9
Interest cost	55	70
Amortization of prior service credits	(292)	(178)
Amortization of gain	(46)	(48)
Net periodic benefit	$(280)	$(147)
NOTE 9: STOCK-BASED COMPENSATION
The tronc, Inc. 2014 Omnibus Incentive Plan, as amended (the “Equity Plan”), provides for the granting of stock options, stock appreciation rights, restricted stock units (“RSU”), performance share units, restricted and unrestricted stock awards, dividend equivalents and cash awards. Stock-based compensation expense under the Equity Plan totaled $1.9 million and $1.6 million during the three months ended March 26, 2017 and March 27, 2016, respectively.
In the three months ended March 26, 2017, 112,500 options and 237,500 RSUs were granted under the Equity Plan. The weighted average exercise price of stock options granted during 2017 was $14.89. The weighted average grant date fair value of the RSUs granted during 2017 was $14.63.
As of March 26, 2017, the Company has $3.1 million of total unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 2.47 years. Additionally, as of March 26, 2017, the Company has $17.4 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.32 years.
NOTE 10: EARNINGS PER SHARE
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

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended March 26, 2017 and March 27, 2016, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 26, 2017	March 27, 2016
Income (Loss) - Numerator:
Net income (loss) available to tronc stockholders plus assumed conversions	$(2,989)	$(6,463)

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	36,306	29,334
Dilutive effect of employee stock options and RSUs	—	—
Adjusted weighted average shares outstanding (diluted)	36,306	29,334

Net loss per common share:
Basic	$(0.08)	$(0.22)
Diluted	$(0.08)	$(0.22)
Potential dilutive common shares were anti-dilutive as a result of the Company’s net loss for the three months ended March 26, 2017 and March 27, 2016. As a result, basic weighted average shares were used in the calculations of basic net earnings per share and diluted earnings per share for those periods.
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 826,997 and 888,139 for the three months ended March 26, 2017 and March 27, 2016, respectively. The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 1,418,126 and 594,089 for the three months ended March 26, 2017 and March 27, 2016, respectively.
NOTE 11: STOCKHOLDERS’ EQUITY
Stock Purchases
On March 23, 2017, the Company entered into a purchase agreement with investment funds associated with Oaktree Capital Management, L.P. (“Oaktree”), pursuant to which the Company acquired 3,745,947 shares of the Company’s common stock for $15.00 per share or a total purchase price of $56.2 million. In the event that the Company undergoes a change of control on or before March 23, 2018, or enters into a definitive agreement concerning a change of control on or before March 23, 2018, whereby the transaction is ultimately consummated and the consideration per share payable to stockholders is greater than $15.00 per share, the Company will pay Oaktree additional consideration per share equal to the difference between (x) the consideration per share payable to the Company’s stockholders in such change of control transaction and (y) $15.00. The purchase agreement contains a “standstill” covenant prohibiting Oaktree from acquiring, directly or indirectly, any of the Company’s common stock, soliciting proxies to vote shares of the Company’s common stock or taking certain actions with respect to any business combination, asset acquisition or disposition or similar transaction involving the Company through March 22, 2019 (the “Standstill Period”). The parties also agreed to a mutual non-disparagement covenant applicable during the Standstill Period and to a mutual release of claims. On March 22, 2017, the Company’s stock price closed at $13.39. The $6.0 million difference between the aggregate purchase price and the fair value of the acquired stock at the transaction date was expensed as a premium on stock buyback in the Consolidated Statements of Loss.
The Company has not recorded any amount associated with its agreement to pay Oaktree additional consideration because management concluded the fair value of such obligation is not material. ln the event the fair value of the Company's obligation becomes material in a future period, the Company would record additional premium on stock buyback in the Consolidated Statement of Loss.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Significant Shareholders
Merrick Media, LLC
On March 23, 2017, the Company entered into Amendment No. 1 (the “Amendment”) to the Securites Purchase Agreement dated February 3, 2016 among the Company, Merrick Media, LLC (“Merrick Media”) and Michael W. Ferro, Jr., the Company’s non-executive Chairman of the Board. The Amendment increases from 25% to 30% the maximum percentage of the Company’s outstanding shares of common stock that Merrick Media and its affiliates may acquire .
Mr. Ferro is the manager of Merrick Venture Management, LLC, which is the sole manager of Merrick Media. Because Merrick Venture Management, LLC serves as the sole manager of Merrick Media, Mr. Ferro may be deemed to indirectly control all of the shares of the Company’s common stock owned by Merrick Media. Mr. Ferro, together with his affiliated entities, beneficially owned 9,047,788 shares of tronc common stock, which represented 27.58% of tronc common stock, as of March 26, 2017.
Nant Capital, LLC
Dr. Patrick Soon-Shiong, a former director of the Company, together with Nant Capital, LLC (“Nant Capital”), beneficially own 8,743,619 shares of tronc common stock, which represented 26.65% of the outstanding shares of tronc common stock as of March 26, 2017. California Capital Equity, LLC (“CalCap”) directly owns all of the equity interests of Nant Capital, and CalCap may be deemed to have beneficial ownership of the shares held by Nant Capital. Dr. Soon-Shiong directly owns all of the equity interests of CalCap and may be deemed to beneficially own, and share voting power and investment power with Nant Capital over all shares of tronc common stock beneficially owned by Nant Capital. Under the purchase agreement dated May 22, 2016, among the Company, Nant Capital and Dr. Patrick Soon-Shiong, Nant Capital and Dr. Soon-Shiong and their respective affiliates are prohibited, without the prior written approval of the Board of Directors, from acquiring additional equity of the Company if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then-outstanding shares of common stock. Nant Capital, Dr. Soon-Shiong and their respective affiliates reached this maximum percentage and therefore any additional purchases of the Company’s common stock will require prior written approval of the Board.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

	Foreign Currency	OPEB	Pension	Total
Balance at December 25, 2016	$(32)	$6,374	$(15,156)	$(8,814)
Amounts reclassified from AOCI	—	(204)	$—	(204)
Balance at March 26, 2017	(32)	6,170	(15,156)	(9,018)
The following table presents the amounts and line items in the Consolidated Statements of Loss where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the three months ended March 26, 2017 and March 27, 2016 (in thousands):

	Three Months Ended
Accumulated Other Comprehensive Income (Loss) Components	March 26, 2017	March 27, 2016	Affected Line Items in the Consolidated Statements of Loss
Pension and postretirement benefit adjustments:
Prior service cost recognized	$(292)	$(178)	Compensation
Amortization of actuarial losses	(46)	(48)	Compensation
Total before taxes	(338)	(226)
Tax effect	(134)	(89)	Income tax expense (benefit)
Total reclassifications for the period	$(204)	$(137)
NOTE 13: CONTINGENCIES
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
Stockholder Derivative Lawsuits
On June 1, 2016, Capital Structures Realty Advisors LLC, which purports to be a stockholder in the Company, filed a derivative lawsuit in the Delaware Court of Chancery against the members of the Company’s Board of Directors as of June 1, 2016, Dr. Patrick Soon-Shiong and Nant Capital (together with Dr. Soon-Shiong, the “Nant Defendants”).  The complaint has named the Company as a nominal defendant (together with the Company’s Board of Directors, the “Tronc Defendants”). The complaint alleges in relevant part that the Board breached its fiduciary duties by “refusing to negotiate with Gannett in good faith” and by “going forward with the stock sale” to the Nant Defendants.  The complaint further alleges that the Nant Defendants aided and abetted the Board’s breaches of fiduciary duty.  On June 6, 2016, a second derivative complaint was filed in the Delaware Court of Chancery by Monroe County Employees Retirement System, which purports to be a stockholder in the Company.  On June 15, 2016, a third, mirror image, derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named John Solak, who purports to be a stockholder in the Company.  All three cases were consolidated on June 17, 2016, under the caption In re Tribune Publishing Co. Stockholder Litigation, Consolidated C.A. No. 12401-VCS.  On June 20, 2016, a fourth, mirror image derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named B.W. Tomasino, who purports to be a stockholder in the Company.  That case was consolidated with the other three derivative cases on July 7, 2016.  The plaintiffs seek equitable and injunctive relief, including, without limitation, rescission of the stock sale to the Nant Defendants, implementation of a special committee to

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

consider Gannett and any other offer for the Company, money damages, and costs and disbursements, and such other relief deemed just and proper. The consolidated case is pending before Vice Chancellor Slights.
On September 2, 2016, plaintiffs filed a consolidated complaint. The defendants filed motions to dismiss on October 3, 2016.  The Tronc Defendants and Nant Defendants each filed a brief in support of their respective motions to dismiss under seal on December 21, 2016, redacted versions of which were made public on December 29, 2016. On January 4, 2017, plaintiffs filed a motion to strike all exhibits to the Tronc Defendants’ brief filed in support of their motion to dismiss as well as all references to those exhibits, and separately filed a motion to stay further briefing on the motions to dismiss pending the resolution of plaintiffs’ motion to strike. The motion to stay was granted by the court. The Tronc Defendants’ opposition to the motion to strike was filed on January 26, 2017, and plaintiffs’ reply to that opposition was filed on February 2, 2017. On March 3, 2017, the Court heard argument on the motion to strike, which was granted in part and denied in part. The Court further lifted the stay on briefing for the motions to dismiss and ordered the Tronc Defendants to file a revised brief in support of their motion to dismiss, which eliminates reference to certain documents appended as exhibits to the Tronc Defendants’ December 21, 2016 brief in support of their motion to dismiss. Additionally, the Court ordered the parties to discuss a new scheduling stipulation for the timing of briefing on the motions to dismiss. The parties agreed that the Tronc Defendants would submit their revised brief in support of their motion to dismiss on March 29, 2017, that plaintiffs would file their opposition to the defendants’ motions to dismiss by May 15, 2017, and that defendants would file their reply briefs by June 5, 2017.  The Tronc Defendants subsequently filed their revised brief in support of their motion to dismiss on March 29, 2017. The defendants deny any and all allegations of wrongdoing and intend to defend vigorously against the lawsuits.  Due to the inherent uncertainty in litigation, however, the Company can provide no assurance as to the outcome of the matter or reasonably estimate a range of possible loss at this time.  Additionally, the Company maintains liability insurance for its directors and officers, which we expect to provide coverage for this litigation; however, there can be no guarantees as to coverage or whether any such policies will be adequate to cover all costs associated with this litigation.
Tribune Company Bankruptcy
On December 31, 2012, Tribune Media Company, formerly Tribune Company, and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) that had filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. Certain of the legal entities included in the Consolidated Financial Statements of tronc were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors (“tronc Debtors”).
Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management L.P. on behalf of its managed entities that were holders of Tribune Company’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”), (ii) Law Debenture Trust Company of New York (“Law Debenture”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for Tribune Company’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the series of transactions (collectively, the “Leveraged ESOP Transactions”) consummated by Tribune Company, the Tribune Company employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. As of March 26, 2017, each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Law Debenture and Deutsche Bank, which remain pending before the U. S. District Court for the District of Delaware. There is no stay of the Confirmation Order in place pending resolution of the confirmation related appeals.
As of August 12, 2016, the Bankruptcy Court had entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases, including the last one of the tronc Debtors’ cases. The remaining Chapter 11 cases relate to Debtors and successor legal entities that are subsidiaries of Tribune Media Company. These cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against various of the Debtors (including certain of the tronc Debtors) in the Chapter 11 cases remain unresolved. The remaining Chapter 11 cases continue to be administered under the caption “In re: Tribune Media Company, et al.,” Case No 08-13141.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 14: SEGMENT INFORMATION
The Company’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Beginning in the second quarter of fiscal 2016, the operating segments consist of troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital only subscriptions, TCA, forsalebyowner.com and Motiv8. Assets are not presented to or used by management at a segment level for making operating and investment decisions and therefore are not reported. The prior periods have been restated to reflect the change in reportable segments.
The Company measures segment profit using income from operations, which is defined as income from operations before net interest expense, gain on investment transactions, reorganization items and income taxes.
Operating revenues and income (loss) from operations by operating segment were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 26, 2017	March 27, 2016
Operating revenues:
troncM	$311,512	$343,062
troncX	55,439	57,260
Corporate and eliminations	(835)	(2,103)
	$366,116	$398,219
Income (loss) from operations:
troncM	$19,753	$20,178
troncX	4,149	5,647
Corporate and eliminations	(11,402)	(29,730)
Income (loss) from operations	$12,500	$(3,905)
Interest expense, net	(6,477)	(6,744)
Premium on stock buyback	(6,031)	—
Loss on equity investments, net	(688)	(129)
Reorganization items, net	—	(94)
Loss before income taxes	$(696)	$(10,872)

Depreciation and amortization
troncM	$5,707	$5,749
troncX	$3,237	$2,830
Corporate and eliminations	4,234	5,545
	$13,178	$14,124
The above operating revenues and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Three months ended
	March 26, 2017	March 27, 2016
Cash paid during the period for:
Interest	$5,668	$5,944
Income taxes, net of refunds	(32)	(308)
Non-cash items in investing activities:
Additions to property plant and equipment under capital leases	—	(382)
Non-cash items in financing activities:
New capital leases	—	382

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except share and per share amounts)
The following discussion and analysis should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Company’s Consolidated Financial Statements and related Notes filed as part of this Quarterly Report, and “Cautionary Statement Concerning Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Quarterly Report, as well as the factors described in our Annual Report on Form 10-K as filed with the SEC on March 8, 2017, particularly under Item 1A. “Risk Factors,” and in the Company’s other filings with the SEC.
We believe that the assumptions underlying the Consolidated Financial Statements included in this Quarterly Report are reasonable. However, the Consolidated Financial Statements may not necessarily reflect our results of operations, financial position and cash flows for future periods.
OVERVIEW
tronc, Inc., was formed as a Delaware corporation on November 21, 2013. tronc, Inc., together with its subsidiaries (collectively, “tronc” or the “Company”) is a media company rooted in award-winning journalism, which operates over 150 titles in nine of the nation’s largest markets. tronc develops unique and valuable content across its vast media portfolio, which has earned a combined 94 Pulitzer Prizes and is committed to informing and inspiring a growing monthly audience of 59 million average monthly unique visitors. The Company’s diverse portfolio of iconic news and information brands are in markets including Los Angeles and San Diego, Ca; Chicago, Il; Fort Lauderdale and Orlando, Fl; Baltimore, Md.; Hartford, Ct.; Allentown, Pa.; and Newport News, Va.  tronc also offers an array of customized marketing solutions, and publishes a number of niche products, including Hoy and El Sentinel, making tronc the country’s largest Spanish-language publisher.
Significant transactions and recent events
On March 23, 2017, the Company acquired, in a privately negotiated transaction with investment funds associated with Oaktree Capital Management, L.P. (“Oaktree”), 3,745,947 shares of the Company’s common stock at a purchase price of $15.00 per share for a total of $56.2 million.
Segments
The Company manages its business as two distinct segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital only subscriptions, Tribune Content Agency (“TCA”), forsalebyowner.com and Motiv8.
troncM
troncM’s media groups include the Chicago Tribune Media Group, the Los Angeles Times Media Group, the San Diego Media Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group and the Daily Press Media Group.
In the three months ended March 26, 2017, 45.8% of troncM’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and from the delivery of preprinted advertising supplements. Approximately 38.4% of operating revenues for the three months ended March 26, 2017 were generated from the sale of newspapers and other publications to individual subscribers or to sales outlets that re-sell the newspapers. The remaining 15.8% of operating revenues for the three months ended March 26, 2017 were generated from the provision of commercial printing and delivery services to other newspapers, direct mail advertising and services, and other related activities.
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

	Daily Newspapers	Weekly Newspapers	Niche Publications
Cost:	Paid	Paid and free	Paid and free
Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly, monthly or on an annual basis
Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales	Paid: Revenue from advertising, rack/box sales
		Free: Advertising revenue only	Free: Advertising revenue only
As of March 26, 2017, the Company’s prominent print publications include:

Media Group	City	Masthead	Circulation Type	Paid or Free
Chicago Tribune Media Group
	Chicago, IL	Chicago Tribune	Daily	Paid
	Chicago, IL	Chicago Magazine	Monthly	Paid
	Chicago, IL	Hoy	Weekly	Free
	Chicago, IL	RedEye	Weekly	Free
Los Angeles Times Media Group
	Los Angeles, CA	Los Angeles Times	Daily	Paid
	Los Angeles, CA	Hoy Los Angeles	Weekly	Free
San Diego Media Group
	San Diego, CA	The San Diego Union-Tribune	Daily	Paid
	San Diego, CA	Hoy San Diego	Weekly	Free
Sun Sentinel Media Group
	Broward County, FL, Palm Beach County, FL	Sun Sentinel	Daily	Paid
	Broward County, FL, Palm Beach County, FL	el Sentinel	Weekly	Free
Orlando Sentinel Media Group
	Orlando, FL	Orlando Sentinel	Daily	Paid
	Orlando, FL	el Sentinel	Weekly	Free

Media Group	City	Masthead	Circulation Type	Paid or Free
The Baltimore Sun Media Group
	Baltimore, MD	The Baltimore Sun	Daily	Paid
	Annapolis, MD	The Capital	Daily	Paid
	Westminster, MD	Carroll County Times	Daily	Paid
Hartford Courant Media Group
	Hartford County, CT, Middlesex County, CT, Tolland County, CT	The Hartford Courant	Daily	Paid
Daily Press Media Group
	Newport News, VA (Peninsula)	Daily Press	Daily	Paid
The Morning Call Media Group
	Lehigh Valley, PA	The Morning Call	Daily	Paid
troncX
troncX consists of the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital only subscriptions, TCA, forsalebyowner.com and Motiv8.
TCA is a syndication and licensing business providing quality content solutions for publishers around the globe.  Working with a vast collection of the world’s best news and information sources, TCA delivers a daily news service and syndicated premium content to over 2,100 media and digital information publishers in more than 75 countries. Tribune News Service delivers the best material from 70 leading companies, including Los Angeles Times, Chicago Tribune, Bloomberg News, Miami Herald, The Dallas Morning News, Seattle Times and The Philadelphia Inquirer. Tribune Premium Content syndicates columnists such as Leonard Pitts, Cal Thomas, Clarence Page, Ask Amy, Mario Batali and Rick Steves. TCA manages the licensing of premium content from publications such as Rolling Stone, The Atlantic, Fast Company, Mayo Clinic, Variety and many more. TCA traces its roots to 1918.
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
In the three months ended March 26, 2017, 80.9% of troncX’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space on interactive websites and digital marketing services. The remaining 19.1% of operating revenues for the three months ended March 26, 2017 were generated from the sale of digital content and other related activities.
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
As of March 26, 2017, the Company’s prominent websites include:

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

Results of Operations
Consolidated
Operating results for the three months ended March 26, 2017 and March 27, 2016 are shown in the table below.

	Three Months Ended
	March 26, 2017	March 27, 2016	% Change
Operating revenues	366,116	398,219	(8.1%)
Compensation	132,717	162,100	(18.1%)
Newsprint and ink	23,524	25,978	(9.4%)
Outside services	114,310	127,709	(10.5%)
Other operating expenses	69,887	72,213	(3.2%)
Depreciation and amortization	13,178	14,124	(6.7%)
Operating expenses	353,616	402,124	(12.1%)
Income (loss) from operations	12,500	(3,905)	*
Interest expense, net	(6,477)	(6,744)	(4.0%)
Premium on stock buyback	(6,031)	—	*
Loss on equity investments, net	(688)	(129)	*
Reorganization items, net	—	(94)	*
Income tax expense (benefit)	2,293	(4,409)	*
Net loss	$(2,989)	$(6,463)	(53.8%)
* Represents positive or negative change in excess of 100%
Three Months Ended March 26, 2017 compared to the Three Months Ended March 27, 2016
Operating Revenues—Operating revenues decreased 8.1%, or $32.1 million, in the three months ended March 26, 2017 compared to the same period for 2016. The decrease was due primarily to decreases in advertising and other revenue partially offset by an increase in circulation revenue.
Compensation Expense—Compensation expense decreased 18.1%, or $29.4 million, in the three months ended March 26, 2017 due primarily to a decrease in severance charges of $11.8 million related to the prior year Employee Voluntary Separation Plan (“EVSP”), information technology outsourcing (“ITO”) and other personnel restructuring; a decrease in salary expense of $8.6 million as a result of the reduction in headcount due to the prior year EVSP and ITO; a decrease in accrued incentive compensation of $3.3 million; and a decrease in workers compensation expense of $2.7 million.
Newsprint and Ink Expense—Newsprint and ink expense declined 9.4%, or $2.5 million, in the three months ended March 26, 2017 due mainly to a 17.2% decrease in consumption, partially offset by a 8.3% increase in the average cost per ton of newsprint.
Outside Services Expense—Outside services expense decreased 10.5%, or $13.4 million, in the three months ended March 26, 2017 due primarily to decreases in production and distribution expenses of $6.4 million, professional services expenses of $5.3 million and outside printing expenses of $2.5 million.
Other Operating Expenses—Other expenses decreased 3.2%, or $2.3 million, in the three months ended March 26, 2017 due primarily to a decrease in promotion and marketing expenses.
Depreciation and Amortization Expense—Depreciation and amortization expense was consistent with the prior year.
Premium on Stock Buyback—On March 23, 2017, the Company purchased 3,745,947 shares of the Company’s stock for $56.2 million or $15 per common share. The fair value of the stock as of the purchase date was $50.2 million, or $13.39 per common share. The $6.0 million difference between the purchase price and the transaction date fair value was recorded as a premium on the stock buyback, a non-operating expense. See Note 11 of the Consolidated Condensed Financial Statements for additional information
Loss on Equity Investments, Net—Loss on equity investments, net, increased by $0.6 million for the three month period ended March 26, 2017 compared to the same period for 2016 due to the Company’s share of operating losses from its equity investment in Nucleus Marketing Solutions, LLC.
Interest Expense, Net—Interest expense was consistent with the prior year.
Income Tax Expense (Benefit)—Income tax expense increased $6.7 million for the three month period ended March 26, 2017 over the prior year period primarily due to a decrease in pre-tax loss adjusted for the permanent difference on the premium on stock buyback.
The effective tax rate on pretax income was (329.5%) in the three months ended March 26, 2017. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible expenses and the domestic production activities deduction. For the three months ended March 26, 2017, the $6.0 million premium on stock buyback, as discussed above, was a nondeductible permanent difference for the calculation of income taxes. For the three months ended March 27, 2016, the Company recorded income tax benefit of $4.4 million. The effective tax rate on pretax income was 40.6% in the three months ended March 27, 2016. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, nondeductible expenses and the domestic production activities deduction.
Segments
The Company manages its business as two distinct segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital only subscriptions, TCA, forsalebyowner.com and Motiv8.
The Company measures segment profit using income from operations, which is defined as net income before net interest expense, gain on investment transactions, reorganization items and income taxes.
The tables below show the segmentation of income and expenses for the three months ended March 26, 2017 as compared to the three months ended March 27, 2016 (in thousands). Each three-month period consists of 13 weeks.

	troncM		troncX		Corporate and Eliminations		Consolidated
	Three months ended		Three months ended		Three months ended		Three months ended
	Mar 26, 2017	Mar 27, 2016	Mar 26, 2017	Mar 27, 2016	Mar 26, 2017	Mar 27, 2016	Mar 26, 2017	Mar 27, 2016
Total revenues	$311,512	$343,062	$55,439	$57,260	$(835)	$(2,103)	$366,116	$398,219
Operating expenses	291,759	322,884	51,290	51,613	10,567	27,627	353,616	402,124
Income from operations	19,753	20,178	4,149	5,647	(11,402)	(29,730)	12,500	(3,905)
Depreciation and amortization	5,707	5,749	3,237	2,830	4,234	5,545	13,178	14,124
Adjustments (1)	3,414	3,309	1,197	350	3,819	19,750	8,430	23,409
Adjusted EBITDA	$28,874	$29,236	$8,583	$8,827	$(3,349)	$(4,435)	$34,108	$33,628
(1) See Non-GAAP Measures for additional information on adjustments.

troncM

	Three Months Ended
(in thousands)	March 26, 2017	March 27, 2016	% Change
Operating revenues:
Advertising	$142,550	$168,969	(15.6%)
Circulation	119,622	119,505	0.1%
Other	49,340	54,588	(9.6%)
Total revenues	311,512	343,062	(9.2%)
Operating expenses	291,759	322,884	(9.6%)
Income from operations	19,753	20,178	(2.1%)
Depreciation and amortization	5,707	5,749	(0.7%)
Adjustments (1)	3,414	3,309	3.2%
Adjusted EBITDA	$28,874	$29,236	(1.2%)
(1) See Non-GAAP Measures for additional information on adjustments.
Three Months Ended March 26, 2017 compared to the Three Months Ended March 27, 2016
Advertising Revenues—Total advertising revenues decreased 15.6%, or $26.4 million, in the three months ended March 26, 2017. Retail advertising decreased $20.9 million, year over year, primarily due to decreases in specialty merchandise, department stores, personal services, financial services, food and drug stores, furniture, hardware stores and car dealership categories. National advertising decreased $3.9 million, year over year, primarily due to decreases in movies, package goods and advertising agencies. Classified advertising revenues decreased $1.6 million, primarily due to decreases in recruitment, and legal categories.
Circulation Revenues—Circulation revenues were consistent with the prior year with an increase in circulation rates offset generally by decreases in volume.
Other Revenues—Other revenues decreased 9.6%, or $5.2 million, in the three months ended March 26, 2017, due primarily to declines in commercial print and delivery revenues of $2.2 million for third-party publications and declines in direct mail revenues of $2.1 million.
Operating Expenses—Operating expenses decreased 9.6%, or $31.1 million, in the three months ended March 26, 2017, due primarily to decreases in almost all expense categories, partially offset by an increase in corporate allocations.
troncX

	Three Months Ended
(in thousands)	March 26, 2017	March 27, 2016	% Change
Operating revenues:
Advertising	$44,837	$46,979	(4.6%)
Content	10,602	10,281	3.1%
Total revenues	55,439	57,260	(3.2%)
Operating expenses	51,290	51,613	(0.6%)
Income from operations	4,149	5,647	(26.5%)
Depreciation and amortization	3,237	2,830	14.4%
Adjustments (1)	1,197	350	*
Adjusted EBITDA	$8,583	$8,827	(2.8%)
* Represents positive or negative change in excess of 100%
(1) See Non-GAAP Measures for additional information on adjustments.

Three Months Ended March 26, 2017 compared to the Three Months Ended March 27, 2016
Advertising Revenues—Total advertising revenues decreased 4.6%, or $2.1 million, in the three months ended March 26, 2017. Classified advertising revenue decreased $4.0 million, primarily due to decreases in the recruitment and real estate categories. This decrease was partially offset by increases in other advertising revenue of $1.6 million due to increases in revenue shares received from advertising partners due to increased volume. Retail advertising revenue was consistent with prior year. National advertising revenue increased $0.2 million, primarily due to increases in programmatic revenue.
Content Revenues—Content revenues increased 3.1%, or $0.3 million, in the three months ended March 26, 2017, with increases in digital subscription revenue partially offset by decreases in content syndication.
Operating Expenses—Operating expenses decreased 0.6%, or $0.3 million, in the three months ended March 26, 2017, due primarily to decreases across all expense categories.
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

	Three Months Ended
	March 26, 2017	March 27, 2016	% Change
Net loss	$(2,989)	$(6,463)	*

Income tax expense (benefit)	2,293	(4,409)	*
Other expense	6,031	—	*
Loss on equity investments, net	688	129	*
Interest expense, net	6,477	6,744	(4.0%)
Reorganization items, net	—	94	*
Income (loss) from operations	12,500	(3,905)	*
Depreciation and amortization	13,178	14,124	(6.7%)
Restructuring and transaction costs(1)	6,322	13,986	(54.8%)
Stock-based compensation	1,859	1,619	14.8%
Employee voluntary separation program	249	7,804	(96.8%)
Adjusted EBITDA	$34,108	$33,628	1.4%
* Represents positive or negative change in excess of 100%

(1) -
Restructuring and transaction costs include costs related to tronc’s internal restructuring, such as severance and IT outsourcing costs, charges associated with vacated space and transaction costs related to completed and potential acquisitions.

Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes that because Adjusted EBITDA excludes (i) certain non-cash expenses (such as depreciation, amortization, stock-based compensation, and gain/loss on equity investments) and (ii) expenses that are not reflective of the Company’s core operating results over time (such as restructuring costs, including the employee voluntary separation program and gain/losses on employee benefit plan terminations, litigation or dispute settlement charges or gains, premiums on stock buyback and transaction-related costs), this measure provides investors with additional useful information to measure the Company’s financial performance, particularly with respect to changes in performance from period to period.  The Company’s management uses Adjusted EBITDA (a) as a measure of operating performance; (b) for planning and forecasting in future periods; and (c) in communications with the Company’s Board of Directors concerning the Company’s financial performance. In addition,

Adjusted EBITDA, or a similarly calculated measure, is used as the basis for certain financial maintenance covenants that the Company is subject to in connection with certain credit facilities. Since not all companies use identical calculations, the Company’s presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies and should not be used by investors as a substitute or alternative to net income or any measure of financial performance calculated and presented in accordance with U.S. GAAP. Instead, management believes Adjusted EBITDA should be used to supplement the Company’s financial measures derived in accordance with U.S. GAAP to provide a more complete understanding of the trends affecting the business.
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
Sources and Uses
The Company expects to fund capital expenditures, interest and principal and pension payments due in 2017 and other operating requirements through a combination of cash flows from operations and investments. The Company also has available borrowing capacity under the Company’s revolving credit facility. The Company’s financial and operating performance remains subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond the control of the Company and, despite the Company’s current liquidity position, no assurances can be made that cash flows from operations and investments, future borrowings under the revolving credit facility, and any refinancings thereof, or dispositions of assets or operations will be sufficient to satisfy the Company’s future liquidity needs.
The table below details the total operating, investing and financing activity cash flows for the three months ended March 26, 2017 and March 27, 2016 (in thousands):

	Three Months Ended
	March 26, 2017	March 27, 2016
Net cash provided by operating activities	$30,548	$27,721
Net cash used for investing activities	(5,385)	(4,777)
Net cash provided by (used for) financing activities	(62,622)	32,018
Net increase (decrease) in cash	$(37,459)	$54,962
Cash flow generated from operating activities is tronc’s primary source of liquidity. Net cash provided by operating activities was $30.5 million for the three months ended March 26, 2017, up $2.8 million from $27.7 million for the three months ended March 27, 2016. The increase was primarily driven by better operating results, and lower required pension contributions in 2017, partially offset by less favorable fluctuations in working capital.

Net cash used for investing activities totaled $5.4 million in the three months ended March 26, 2017 primarily due to $4.7 million used for capital expenditures. In the three months ended March 27, 2016, net cash used for investing activities totaled $4.8 million and included $1.3 million used to purchase domain names including LA.com and $4.8 million for capital expenditures, partially offset by $1.2 million provided by a sale of the Company’s interest in Contend LLC.
Net cash used for financing activities totaled $62.6 million in the three months ended March 26, 2017. During the period the Company purchased shares of common stock for a total price of $56.2 million, made $5.3 million of principal payments on senior debt and used $0.1 million for payment of deferred stockholder dividends on restricted stock units. In the three months ended March 27, 2016, net cash provided by financing activities totaled $32.0 million which included net proceeds of $42.9 million from the private placement of 5.2 million shares of common stock, partially offset by $5.3 million in loan payments on senior debt and $4.8 million paid for stockholder dividends.
2017 Stock Purchases
On March 23, 2017, the Company entered into a purchase agreement with investment funds associated with Oaktree , pursuant to which the Company acquired 3,745,947 shares of the Company’s common stock for $15.00 per share or a total purchase price of $56.2 million. In the event that the Company undergoes a change of control on or before March 23, 2018, or enters into a definitive agreement concerning a change of control on or before March 23, 2018, whereby the transaction is ultimately consummated and the consideration per share payable to stockholders is greater than $15.00 per share, the Company will pay Oaktree additional consideration per share equal to the difference between (x) the consideration per share payable to the Company’s stockholders in such change of control transaction and (y) $15.00. The purchase agreement contains a “standstill” covenant prohibiting Oaktree from acquiring, directly or indirectly, any of the Company’s common stock, soliciting proxies to vote shares of the Company’s common stock or taking certain actions with respect to any business combination, asset acquisition or disposition or similar transaction involving the Company through March 22, 2019 (the “Standstill Period”). The parties also agreed to a mutual non-disparagement covenant applicable during the Standstill Period and to a mutual release of claims. On March 22, 2017, the Company’s stock price closed at $13.39. The $6.0 million difference between the aggregate purchase price and the fair value of the acquired stock at the transaction date was expensed as a premium on stock buyback in the Consolidated Statements of Loss.
2016 Private Placements
Nant Shares - On June 1, 2016, the Company completed a $70.5 million private placement, pursuant to which the Company sold to Nant Capital, LLC (“Nant Capital”) 4,700,000 unregistered shares of the Company’s common stock at a purchase price of $15.00 per share.
Merrick Shares - On February 3, 2016, the Company completed a $44.4 million private placement, pursuant to which the Company sold to Merrick Media, LLC (“Merrick Media”) 5,220,000 shares of the Company’s common stock at a purchase price of $8.50 per share.
Employee Reductions
In the fourth quarter of 2015, the Company offered the EVSP, which provided enhanced separation benefits to eligible non-union employees with more than one year of service.  The Company is funding the EVSP ratably over the payout period through salary continuation instead of lump sum severance payments. The salary continuation payments started in the fourth quarter of 2015 and continue through the first half of 2018. For the three months ended March 26, 2017 and March 27, 2016, the Company recorded an additional charge of $0.2 million and $7.4 million, respectively, for related severance, benefits and taxes in connection with the EVSP.
During the first quarter of 2016, the Company began the process to outsource its information technology function (“ITO”), which was substantially completed by the end of 2016. The related salary continuation payments started in the first quarter of 2016 and continue through the third quarter of 2018. For the three months ended March 26, 2017 and March 27, 2016, the Company recorded a pretax charge of $0.1 million and $1.3 million, respectively, for related retention, severance, benefits and taxes in connection with the ITO.
In addition to the ITO, the Company implemented additional reductions in its staffing levels of 73 positions in the three months ended March 26, 2017 and recorded a pretax charge related to these reductions and executive separations of $1.9 million.

Senior Term Facility
As of March 26, 2017, total principal outstanding under the secured loans (the “Term Loans”) provided for by the credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto dated August 4, 2014 (the “Senior Term Facility”) was $374.3 million. The Term Loans bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. The Term Loans amortize in equal quarterly installments equal to 1.25% of principal amounts borrowed against the Senior Term Facility with the balance payable on the maturity date, August 4, 2021. tronc, Inc, is the borrower under the Senior Term Facility and each of the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of tronc and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. The weighted average interest rate for the variable rate debt is 5.75%. As of March 26, 2017, the unamortized balance of the original issue discount was $2.9 million and the unamortized balance of the debt issuance costs associated with the term loans was $7.1 million. As of March 26, 2017, the Company was in compliance with the covenants of the Senior Term Facility.
Senior ABL Facility
The credit agreement between the Company, Bank of America, N.A., as administrative agent, collateral agent swing line lender and letter of credit issuer and the lenders party thereto dated August 4, 2014 (the “Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits tronc to increase the commitments under the Senior ABL Facility by up to $75.0 million. The Senior ABL Facility bears interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin and will mature on August 4, 2019. tronc, Inc. and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. tronc, Inc. and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. The Senior ABL Facility contains a number of covenants that, among other things, limit the ability of tronc and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. Customary fees are payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. As of March 26, 2017, there were no borrowings under the Senior ABL Facility and $34.7 million of the Senior ABL Facility availability supported outstanding undrawn letters of credit in the same amount.
New Accounting Standards
See Note 1 in the Consolidated Financial Statements for a description of new accounting standards issued and/or adopted in the three months ended March 26, 2017.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 26, 2017, there had been no material changes in the Company’s exposure to market risk from the disclosure included in the annual report on Form 10-K as filed with the SEC on March 8, 2017.
Item 4. Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 26, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Stockholder Derivative Lawsuits
On June 1, 2016, Capital Structures Realty Advisors LLC, which purports to be a stockholder in the Company, filed a derivative lawsuit in the Delaware Court of Chancery against the members of the Company’s Board of Directors as of June 1, 2016, Dr. Patrick Soon-Shiong and Nant Capital (together with Dr. Soon-Shiong, the “Nant Defendants”).  The complaint has named the Company as a nominal defendant (together with the Company’s Board of Directors, the “Tronc Defendants”). The complaint alleges in relevant part that the Board breached its fiduciary duties by “refusing to negotiate with Gannett in good faith” and by “going forward with the stock sale” to the Nant Defendants.  The complaint further alleges that the Nant Defendants aided and abetted the Board’s breaches of fiduciary duty.  On June 6, 2016, a second derivative complaint was filed in the Delaware Court of Chancery by Monroe County Employees Retirement System, which purports to be a stockholder in the Company.  On June 15, 2016, a third, mirror image, derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named John Solak, who purports to be a stockholder in the Company.  All three cases were consolidated on June 17, 2016, under the caption In re Tribune Publishing Co. Stockholder Litigation, Consolidated C.A. No. 12401-VCS.  On June 20, 2016, a fourth, mirror image derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named B.W. Tomasino, who purports to be a stockholder in the Company.  That case was consolidated with the other three derivative cases on July 7, 2016.  The plaintiffs seek equitable and injunctive relief, including, without limitation, rescission of the stock sale to Dr. Patrick Soon-Shiong and Nant Capital, implementation of a special committee to consider Gannett and any other offer for the Company, money damages, and costs and disbursements, and such other relief deemed just and proper. The consolidated case is pending before Vice Chancellor Slights.
On September 2, 2016, plaintiffs filed a consolidated complaint. The defendants filed motions to dismiss on October 3, 2016.  The Tronc Defendants and Nant Defendants each filed a brief in support of their respective motions to dismiss under seal on December 21, redacted versions of which were made public on December 29, 2016. On January 4, 2017, plaintiffs filed a motion to strike all exhibits to the Tronc Defendants’ brief filed in support of their motion to dismiss as well as all references to those exhibits, and separately filed a motion to stay further briefing on the motions to dismiss pending the resolution of plaintiffs’ motion to strike. The motion to stay was granted by the court. The Tronc Defendants’ opposition to the motion to strike was filed on January 26, 2017, and plaintiffs’ reply to that opposition was filed on February 2, 2017. On March 3, 2017, the Court heard argument on the motion to strike, which was granted in part and denied in part. The Court further lifted the stay on briefing for the motions to dismiss and ordered the Tronc Defendants to file a revised brief in support of their motion to dismiss, which eliminates reference to certain documents appended as exhibits to the Tronc Defendants’ December 21 brief in support of their motion to dismiss. Additionally, the Court ordered the parties to discuss a new scheduling stipulation for the timing of briefing on the motions to dismiss. The parties agreed that the Tronc Defendants would submit their revised brief in support of their motion to dismiss on March 29, 2017, that plaintiffs would file their opposition to the defendants’ motions to dismiss by May 15, 2017, and that defendants would file their reply briefs by June 5, 2017.  The Tronc Defendants subsequently filed their revised brief in support of their motion to dismiss on March 29, 2017. The defendants deny any and all allegations of wrongdoing and intend to defend vigorously against the lawsuits.  Due to the inherent uncertainty in litigation, however, the Company can provide no assurance as to the outcome of the matter or reasonably estimate a range of possible loss at this time.  Additionally, the Company maintains liability insurance for its directors and officers, which we expect to provide coverage for this litigation; however, there can be no guarantees as to coverage or whether any such policies will be adequate to cover all costs associated with this litigation.
Tribune Company Bankruptcy
On December 31, 2012, Tribune Media Company, formerly Tribune Company, and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) that had filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. Certain of the legal entities included in the Consolidated Financial Statements of tronc were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors (“tronc Debtors”).
Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management L.P. on behalf of its managed entities that were holders of Tribune Company’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”), (ii) Law Debenture Trust Company of New York (“Law Debenture”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for Tribune Company’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the series of transactions (collectively, the “Leveraged ESOP Transactions”) consummated by Tribune Company, the Tribune Company employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. As of March 26, 2017, each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Law Debenture and Deutsche Bank, which remain pending before the U. S. District Court for the District of Delaware. There is no stay of the Confirmation Order in place pending resolution of the confirmation related appeals.
As of August 12, 2016, the Bankruptcy Court had entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases, including the last one of the tronc Debtors’ cases. The remaining Chapter 11 cases relate to Debtors and successor legal entities that are subsidiaries of Tribune Media Company. These cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against various of the Debtors (including certain of the tronc Debtors) in the Chapter 11 cases remain unresolved. The remaining Chapter 11 cases continue to be administered under the caption “In re: Tribune Media Company, et al.,” Case No 08-13141.
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
Item 1A. Risk Factors
In addition to the other information in this report, you should carefully consider the discussion under “Risk Factors” in Item 1A as filed in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2017. There have been no material changes to our risk factors as disclosed in such filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of our equity securities during the fiscal quarter ended March 26, 2017 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (1)
				(In thousands)
December 26, 2016 through January 29, 2017	—	—	—	$28,632
January 30 through February 26, 2017	—	—	—	$28,632
February 27 through March 26, 2017	3,745,947	$15.00	—	$28,632
Total	3,745,947	$15.00	—

(1)	In August 2015, our Board of Directors authorized $30 million to be used for stock repurchases for 24 months from the date of authorization.

(2)	See Note 11 of the Consolidated Financial Statements for further detail.
In August 2015, our Board of Directors authorized $30 million to be used for stock repurchases for 24 months from the date of authorization. No repurchases were made under the plan in the three months ended March 26, 2017, and the Company has $28.6 million of remaining authorization under the stock repurchase plan as of March 26, 2017.
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
Exhibit                Description
Number

10.1~	Form of Annual Performance Incentive Award Notice

10.2*~
Executive Employment Agreement by and between Timothy Knight and Tribune Interactive, LLC, effective February 23, 2017 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 27, 2017).

10.3*
Purchase Agreement, dated as of March 23, 2017, by and among tronc, Inc., Oaktree Tribune, L.P., OCM FIE, LLC and, for the purpose of Articles II and III thereof, OCM Opportunities Fund VII, L.P., OCM Opportunities Fund VIIb, L.P., OCM Opportunities Fund VIIb (Parallel), L.P., Oaktree Opportunities Fund VIII, L.P., Oaktree Opportunities Fund VIII (Parallel), L.P., Oaktree Opportunities Fund VIII (Parallel 2), L.P., Oaktree Huntington Investment Fund, L.P., Oaktree Opportunities Fund VIIIb, L.P., Oaktree Opportunities Fund VIIIb (Parallel), L.P., Oaktree Value Opportunities Fund, L.P., and Oaktree FF Investment Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 23, 2017).

10.4*
Amendment No. 1 to Securities Purchase Agreement, dated as of March 23, 2017, by and among tronc, Inc., Merrick Media, LLC and Michael W. Ferro, Jr. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 23, 2017).

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

TRONC, INC.

May 3, 2017	By:	/s/ Terry Jimenez
Terry Jimenez
(Chief Financial Officer and Principal Accounting Officer)