Form 10-Q
period 2017-06-25
tronc, Inc.
filed 2017-08-03
CIK 1593195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 25, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
TRONC, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

435 North Michigan Avenue
Chicago Illinois	60611
(Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common Stock, $0.01 par value	32,893,263

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

PART I.
Item 1.    Financial Statements
TRONC, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016

Operating revenues	$369,791	$404,501	$735,907	$802,720
Operating expenses:
Compensation	126,897	150,493	259,614	312,593
Newsprint and ink	22,848	26,095	46,372	52,073
Outside services	114,879	122,964	229,189	250,673
Other operating expenses	72,041	76,317	141,928	148,530
Depreciation and amortization	14,660	14,300	27,838	28,424
Total operating expenses	351,325	390,169	704,941	792,293
Income from operations	18,466	14,332	30,966	10,427
Interest expense, net	(6,404)	(6,699)	(12,881)	(13,443)
Premium on stock buyback	—	—	(6,031)	—
Loss on equity investments, net	(584)	(168)	(1,272)	(297)
Reorganization items, net	—	(49)	—	(143)
Income (loss) before income taxes	11,478	7,416	10,782	(3,456)
Income tax expense (benefit)	4,637	3,360	6,930	(1,049)
Net income (loss)	$6,841	$4,056	$3,852	$(2,407)

Net income (loss) per common share:
Basic	$0.21	$0.12	$0.11	$(0.08)
Diluted	$0.21	$0.12	$0.11	$(0.08)
Weighted average shares outstanding:
Basic	32,825	32,975	34,566	31,155
Diluted	33,029	33,028	34,794	31,155

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net income (loss)	$6,841	$4,056	$3,852	$(2,407)
Other comprehensive income (loss), net of taxes:

Amortization of actuarial (gains) losses and prior service costs to periodic pension cost during the period, net of taxes of ($118), $344, ($252) and $255, respectively	(171)	529	(375)	392
Foreign currency translation	1	1	1	1
Other comprehensive income (loss), net of taxes	(170)	530	(374)	393
Comprehensive income (loss)	$6,671	$4,586	$3,478	$(2,014)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 25, 2017	December 25, 2016
Assets
Current assets
Cash	$174,200	$198,349
Accounts receivable (net of allowances of $18,961 and $17,230)	159,230	195,519
Inventories	6,719	10,950
Prepaid expenses and other	17,683	18,863
Total current assets	357,832	423,681

Property, plant and equipment
Machinery, equipment and furniture	110,455	123,530
Buildings and leasehold improvements	14,245	13,388
	124,700	136,918
Accumulated depreciation	(66,249)	(70,082)
	58,451	66,836
Advance payments on property, plant and equipment	2,014	1,030
Property, plant and equipment, net	60,465	67,866

Other assets
Goodwill	122,631	122,469
Intangible assets, net	127,003	132,161
Software, net	49,683	54,565
Deferred income taxes	53,656	63,977
Other long-term assets	24,421	24,047
Total other assets	377,394	397,219

Total assets	$795,691	$888,766

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
(In thousands, except per share data)
(Unaudited)

	June 25, 2017	December 25, 2016
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$21,845	$21,617
Accounts payable	62,456	70,148
Employee compensation and benefits	46,474	72,311
Deferred revenue	78,806	82,778
Other current liabilities	18,581	18,033
Total current liabilities	228,162	264,887

Non-current liabilities
Long-term debt	340,109	349,128
Deferred revenue	3,988	4,938
Pension and postretirement benefits payable	96,377	101,674
Other obligations	62,205	60,258
Total non-current liabilities	502,679	515,998

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 30,000 shares; no shares issued or outstanding at June 25, 2017 and December 25, 2016	—	—
Common stock, $.01 par value. Authorized 300,000 shares, 36,730 shares issued and 32,863 shares outstanding at June 25, 2017; 36,549 shares issued and 36,428 shares outstanding at December 25, 2016	367	365
Additional paid-in capital	143,270	139,623
Accumulated deficit	(18,073)	(21,925)
Accumulated other comprehensive loss	(9,188)	(8,814)
Treasury stock, at cost - 3,867 and 121 shares at June 25, 2017 and December 25, 2016	(51,526)	(1,368)
Total stockholders’ equity	64,850	107,881

Total liabilities and stockholders’ equity	$795,691	$888,766

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity (Deficit)
	Shares	Amount
Balance at December 25, 2016	36,549	$365	$139,623	$(21,925)	$(8,814)	(1,368)	$107,881
Comprehensive income (loss)	—	—	—	3,852	(374)		3,478
Issuance of stock from restricted stock unit conversions	174	2	(2)	—	—	—	—
Exercise of stock options	7	—	95	—	—	—	95
Stock-based compensation	—	—	4,450	—	—	—	4,450
Withholding for taxes on restricted stock unit conversions	—	—	(896)	—	—	—	(896)
Purchase of treasury stock	—	—	—	—	—	(50,158)	(50,158)
Balance at June 25, 2017	36,730	$367	$143,270	$(18,073)	$(9,188)	$(51,526)	$64,850

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 25, 2017	June 26, 2016
Operating Activities
Net income (loss)	$3,852	$(2,407)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,838	28,424
Allowance for bad debt	6,990	6,154
Stock compensation expense	4,397	3,819
Excess tax benefits (expense) realized from exercise of stock-based awards	—	(653)
Loss on equity investments, net	1,272	297
Deferred income taxes	10,572	9,456
Non-current deferred revenue	(951)	(921)
Premium on stock buyback	6,031	—
Other non-cash items	5,549	391
Pension contribution	(4,600)	(6,900)
Postretirement medical, life and other benefits	(1,324)	(778)
Changes in working capital items, excluding acquisitions:
Accounts receivable, net	29,182	42,696
Prepaid expenses, inventories and other current assets	(3,176)	6,257
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	(29,222)	(43,129)
Other, net	(1,511)	819
Net cash provided by operating activities	54,899	43,525

Investing Activities
Capital expenditures	(9,628)	(9,799)
Other, net	(1,481)	(1,762)
Net cash used for investing activities	$(11,109)	$(11,561)

Financing Activities
Purchase of treasury stock	$(56,189)	$—
Proceeds from issuance of common stock	—	113,320
Repayment of long-term debt	(10,545)	(10,545)
Dividends paid to common stockholders	(145)	(4,868)
Proceeds from exercise of stock options	95	—
Repayments of capital lease obligations	(259)	(188)
Withholding for taxes on RSU vesting	(896)	(820)
Net cash provided by (used for) financing activities	(67,939)	96,899

Net increase (decrease) in cash	(24,149)	128,863
Cash, beginning of period	198,349	40,832
Cash, end of period	$174,200	$169,695

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—tronc, Inc., and its subsidiaries (collectively, the “Company” or “tronc”) is a media company rooted in award-winning journalism. Headquartered in Chicago, tronc operates newsrooms in nine markets with titles including Chicago Tribune, Los Angeles Times, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Newport News, Virginia’s Daily Press, Allentown, Pennsylvania’s The Morning Call, Hartford Courant and The San Diego Union Tribune. tronc’s legacy of brands has earned a combined 94 Pulitzer Prizes and is committed to informing, inspiring and engaging local communities.
tronc’s brands create and distribute content across its media portfolio, offering integrated marketing, media, and business services to consumers and advertisers, including digital solutions and advertising opportunities.
Fiscal Periods—The Company’s fiscal year ends on the last Sunday in December. Fiscal year 2017 ends on December 31, 2017 and fiscal year 2016 ended on December 25, 2016. Fiscal year 2017 is a 53-week year with 13 weeks in the first through third quarters and 14 weeks in the fourth quarter. Fiscal year 2016 was a 52-week year with 13 weeks in each quarter.
Basis of Presentation—The accompanying unaudited Consolidated Financial Statements and notes of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of tronc as of June 25, 2017 and December 25, 2016 and the results of operations for the three and six months ended June 25, 2017 and June 26, 2016, and the cash flows for the six months ended June 25, 2017. This includes all normal and recurring adjustments and elimination of intercompany transactions. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to current period’s presentation. The year-end Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
The Company assesses its operating segments in accordance with ASC Topic 280, “Segment Reporting.” The Company is managed by its chief operating decision maker, as defined by ASC Topic 280, in two reportable segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital only subscriptions, Tribune Content Agency (“TCA”), forsalebyowner.com and Motiv8. See Note 13 for additional segment information.
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
In March 2016, the FASB issued ASU 2016-09, Topic 718, Compensation—Stock Compensation; Improvements to Employee Share-Based Payment Accounting, which makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The Company adopted this ASU as of the beginning of fiscal 2017. As part of the adoption, the Company made an accounting policy election to recognize forfeitures as they occur which had no effect on the Company’s financial statements. The Company has elected to present the cash flow statement changes retrospectively and the prior period has been adjusted to present excess tax benefits of $0.7 million as part of cash flows from operating activities and the cash paid by the Company for withholding shares from stock awards of $0.8 million as part of cash flows from financing activities. The other portions of ASU 2016-09 either were not applicable or had no effect on the financial statements.
In February 2016, the FASB issued ASU 2016-02, Topic 842, Leases, which requires lessees to recognize lease assets and lease liabilities for operating leases. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating how the adoption of this standard will impact the Company’s consolidated financial statements.
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
The Company expects to adopt this standard on January 1, 2018 utilizing the modified retrospective method. During 2016, the Company initiated efforts to assess the impact of this new standard on the Company’s future reported results, operating and accounting processes and systems. The Company has continued these efforts in 2017. The Company expects adoption of the standard will not significantly impact reported results for print advertising and circulation and digital circulation. The new standard is expected to result in the Company recording digital advertising revenue placed on non-tronc websites net of the cost of the third-party website as the Company may be acting as an agent as defined under the new standard. Currently, such revenues are generally recorded gross. The expected impact of such a change would be to decrease revenues and the related costs by $50.0 million to $60.0 million annually compared to the current year. The new standard is not expected to significantly impact revenues related to commercial printing and delivery services provided to other newspapers, direct mail advertising and services and other related activities.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2: CHANGES IN OPERATIONS
Employee Reductions—In the fourth quarter of 2015, the Company offered an Employee Voluntary Separation Program (“EVSP”), which provided enhanced separation benefits to eligible non-union employees with more than one year of service.  The Company is funding the EVSP ratably over the payout period through salary continuation instead of lump sum severance payments. The salary continuation payments started in the fourth quarter of 2015 and continue through the first half of 2018. The Company recorded a charge of $0.1 million and $0.3 million for the three and six months ended June 25, 2017, respectively, for related severance, benefits and taxes in connection with the EVSP compared to $1.5 million and $8.9 million recorded for the three and six months ended June 26, 2016, respectively.
During the first quarter of 2016, the Company began the process to outsource its information technology function (“ITO”), which was substantially completed by the end of 2016. The related salary continuation payments started in the first quarter of 2016 and continue through the third quarter of 2018. The Company recorded a pretax charge of $0.1 million for the six months ended June 25, 2017 for severance, benefits and taxes in connection with the ITO, compared to a charge of $1.6 million and $2.9 million for the three and six months ended June 26, 2016, respectively. The charge for the three months ended June 25, 2017 was immaterial.
During the second quarter of 2017, the Company contracted with a third party to outsource the printing, packaging and delivery of the Orlando Sentinel. The services are expected to be fully transitioned to the third party by the third quarter of  2017. The change in operations resulted in staff reductions of 112 positions and a pretax charge related to those reductions of $2.3 million for the three and six months ended June 25, 2017. The related salary continuation payments are expected to start in the third quarter of 2017 and continue through the fourth quarter of 2018.
Additionally during the second quarter of 2017, the Company offered an enhanced severance benefits to certain eligible non-union employees of the Los Angeles Times with a length of service with the organization of over 15 years. This offering is expected to result in staff reductions of 25 positions with a total charge of $2.9 million to be recognized primarily in the third quarter of 2017. The related salary continuation payments are expected to start in the third quarter of 2017 and continue through the fourth quarter of 2018.
In addition to the actions listed above, the Company implemented additional reductions of 52 and 125 positions in the three and six months ended June 25, 2017, respectively, and recorded pretax charges related to these reductions of $1.3 million and $3.2 million, respectively. For the three and six months ended June 26, 2016, the Company implemented additional reductions of 53 and 112 positions, respectively, and recorded a pretax charge related to these reductions and executive separations of $2.3 million and $8.9 million, respectively.
A summary of the activity with respect to the Company’s severance accrual for the six months ended June 25, 2017 is as follows (in thousands):

Balance at December 25, 2016	$11,640
Provision	5,884
Payments	(9,314)
Balance at June 25, 2017	$8,210
Charges for severance and related expenses are included in compensation expense in the accompanying Consolidated Statements of Income (Loss).
Lease Abandonment—In the first quarter of 2017, the Company permanently vacated approximately 15,000 sq. ft. of office space in San Diego and took a charge of $2.0 million related to the abandonment. In the second quarter of 2017, the Company permanently vacated approximately 33,629 sq. ft. of office space in the Chicago area, 30,000 sq. ft. of office space in South Florida, and 11,614 sq. ft. of office space in Los Angeles and took a charge of $1.4 million, $0.6 million, and $0.3 million, respectively, related to the abandonments.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of the activity with respect to the Company’s lease abandonment accrual for the six months ended June 25, 2017 is as follows (in thousands):

Balance at December 25, 2016	$6,694
Provision	4,324
Payments and other	(2,690)
Balance at June 25, 2017	$8,328
These charges are included in other operating expenses in the accompanying Consolidated Statements of Income (Loss).
Other Charges—Additionally, as a result of the printing, packaging and delivery outsourcing in Orlando discussed above, certain assets required to print and package the Orlando Sentinel will no longer be used as of the transition date. The first piece of equipment was idled June 12, 2017. As a result, the company recognized $1.9 million in accelerated depreciation in the three and six months ended June 25, 2017. These charges are included in depreciation and amortization expenses in the accompanying Consolidated Statements of Income (Loss).
NOTE 3: RELATED PARTY TRANSACTIONS
Aircraft Dry Sublease
In 2016, one of the Company’s subsidiaries, Tribune Publishing Company, LLC (“TPC”), entered into an Aircraft Dry Sublease Agreement with Merrick Ventures, LLC (“Merrick Ventures”). Michael W. Ferro, Jr., the non-executive Chairman of the Company’s Board of Directors, is chairman and chief executive officer of Merrick Ventures. Under the agreement, TPC has subleased on a non-exclusive basis, a Bombardier aircraft leased by Merrick Ventures, at a cost, including TPC’s proportionate share of the insurance premiums and maintenance expenses, of $8,500 per flight hour flown. TPC also is responsible for charges attributable to the operation of the aircraft by TPC during the lease term. The initial term of the sublease is one year, which term automatically will be renewed on an annual basis. Either party may terminate the agreement upon 30 days written notice to the other. During the three and six months ended June 25, 2017, the Company incurred $0.6 million and $1.3 million, respectively, related to the aircraft sublease. During the three months ended June 25, 2017, the Company paid $0.4 million to Merrick Ventures and $0.1 million to an outside party for pilot services. During the six months ended June 25, 2017, the Company paid $1.0 million to Merrick Ventures and $0.2 million to an outside party for pilot services. During the three and six months ended June 26, 2016, the Company incurred $1.0 million and $1.3 million, respectively, related to the aircraft sublease. For both the three and six months ended June 26, 2016, the Company paid $0.4 million to Merrick Ventures and $0.1 million to an outside party for pilot services.
Event tickets
In April 2017, the Company acquired Merrick Ventures’ interest and obligations in connection with the license of a suite and tickets to certain sporting events. The aggregate cost of the suite and tickets is expected to approximate $0.3 million annually. During the first quarter of 2017, the Company paid Merrick Ventures $0.2 million for the face value of the suite and tickets for events in the fourth quarter of 2016 and the first and second quarters of 2017. The suite and tickets are utilized in the Company’s sales and marketing efforts and for other corporate purposes.
CIPS Marketing Group Inc.
The Company utilizes the services of CIPS Marketing Group, Inc. (“CIPS”) for local marketing efforts such as distribution, door-to-door marketing and total market coverage. The Company owns 50% of CIPS, which is recorded as an equity investment. During the three and six months ended June 25, 2017, the Company recorded $0.2 million and $0.5 million, respectively, in revenue and $2.2 million and $3.8 million, respectively, in other operating expenses related to such marketing services. During the three and six months ended June 26, 2016, the Company recorded $0.3 million and $0.5 million, respectively, in revenue and $2.8 million and $5.8 million, respectively, in other operating expenses related to such marketing services. In July 2017, the Company sold its interest in CIPS for approximately $7.5 million and entered into a long-term agreement with the buyer to utilize CIPS for certain distribution efforts.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nucleus Marketing Solutions, LLC
In April 2016, tronc, along with other leading media companies McClatchy, Gannett and Hearst, formed Nucleus Marketing Solutions, LLC (“Nucleus”). This network connects national advertisers to audiences across existing and emerging print and digital platforms. Nucleus works with its marketing partners to address their goals by offering integrated services across all platforms. The Company owned 25% of Nucleus as of June 25, 2017. The Company’s interest in Nucleus is recorded as an equity method investment. During the three and six months ended June 25, 2017, the Company recorded $1.6 million and $3.6 million, respectively, on a net basis for revenue related to the Nucleus agreement.
NOTE 4: INVENTORIES
Inventories consisted of the following (in thousands):

	As of
	June 25, 2017	December 25, 2016
Newsprint	$6,351	$10,462
Supplies and other	368	488
Total inventories	$6,719	$10,950
Inventories are stated at the lower of cost or net realizable value determined using the first-in, first-out (“FIFO”) basis for all inventories.
NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets at June 25, 2017 and December 25, 2016 consisted of the following (in thousands):

	June 25, 2017			December 25, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Subscribers (useful life of 2 to 10 years)	$24,632	$(7,530)	$17,102	$25,814	$(7,229)	$18,585
Advertiser relationships (useful life of 2 to 13 years)	42,587	(13,291)	29,296	44,271	(11,883)	32,388
Tradenames (useful life of 20 years)	15,100	(2,192)	12,908	15,100	(1,816)	13,284
Other (useful life of 1 to 20 years)	5,379	(2,011)	3,368	5,540	(1,940)	3,600
Total intangible assets subject to amortization	$87,698	$(25,024)	62,674	$90,725	$(22,868)	67,857

Software (useful life of 2 to 10 years)	$128,836	$(79,153)	49,683	$125,780	$(71,215)	54,565

Goodwill and other intangible assets not subject to amortization
Goodwill			122,631			122,469
Newspaper mastheads and other intangible assets not subject to amortization			64,329			64,304
Total goodwill and other intangible assets			$299,317			$309,195

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6: DEBT
At June 25, 2017, the Company had $369.1 million in variable-rate debt outstanding under the Term Loan Credit Agreement, as defined below. The weighted average interest rate for the variable-rate debt is 5.75%. At June 25, 2017, the fair value of borrowings outstanding under the Term Loan Credit Agreement was estimated to be $369.1 million based on Level 2 inputs, because the fair value for these instruments is determined using observable inputs in non-active markets. Level 2 inputs include quoted market prices in markets that are not active; quoted prices of assets or liabilities with similar attributes in active markets; or valuation models whose inputs are observable or unobservable but corroborated by market data.
Senior Term Facility
On August 4, 2014, the Company entered into a credit agreement (as amended, amended and restated or supplemented, the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”), and the lenders party thereto (the “Senior Term Facility”). The Senior Term Facility originally provided for secured loans (the “Term Loans”) in the aggregate principal amount of $350.0 million. The Senior Term Facility initially provided that it could be expanded by an amount up to (i) the greater of $100.0 million and an amount as will not cause the net senior secured leverage ratio after giving effect to such incurrence to exceed 2:1 plus (ii) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility, subject to certain conditions. In 2015, $70 million of the expansion was drawn for the acquisition of The San Diego Union-Tribune. As of June 25, 2017, total principal outstanding under the Term Loans was $369.1 million. The Term Loans bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. The Term Loans amortize in equal quarterly installments equal to 1.25% of principal amounts borrowed against the Senior Term Facility with the balance payable on the maturity date, August 4, 2021. The Company is the borrower under the Senior Term Facility and each of the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. As of June 25, 2017, $21.1 million of the principal balance is included in current liabilities, the unamortized balance of the discount was $2.8 million and the unamortized balance of the fees associated with the Term Loans was $6.7 million. As of June 25, 2017, the Company was in compliance with the covenants of the Senior Term Facility.
Senior ABL Facility
On August 4, 2014, the Company and the Subsidiary Guarantors entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility will mature on August 4, 2019. The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits the Company to increase the commitments under the Senior ABL Facility by up to $75.0 million. The Senior ABL Facility bears interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. tronc, Inc. and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. tronc, Inc. and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. The Senior ABL Facility contains a number of covenants that, among other things, limit the ability of tronc and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. Customary fees are payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. As of June 25, 2017, there were no borrowings under the Senior ABL Facility and $34.7 million of the Senior ABL Facility availability supported outstanding undrawn letters of credit in the same amount.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Capital Leases
The Company has capital leases on technology licenses and trucks. The total balance outstanding as of June 25, 2017 for capital leases was $2.3 million, of which $0.8 million is in short-term debt.
NOTE 7: INCOME TAXES
For the three and six months ended June 25, 2017, the Company recorded income tax expense of $4.6 million and $6.9 million, respectively. The effective tax rate on pretax income was 40.4% and 64.3% in the three and six months ended June 25, 2017, respectively. For the three months ended June 25, 2017, the rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, and nondeductible expenses and the domestic production activities deduction. For the six months ended June 25, 2017, the rate differs from the U.S. federal statutory rate of 35% primarily due to the fact that the $6.0 million premium on stock buyback is a nondeductible permanent difference for the calculation of income taxes. The rate also differs due to state income taxes, net of federal benefit, and nondeductible expenses and the domestic production activities deduction.
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
NOTE 8: PENSION AND OTHER POSTRETIREMENT BENEFITS
Multiemployer Pension Plans
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees.
Defined Benefit Plans
The Company is the sponsor of a single-employer defined benefit plan, The San Diego Union-Tribune, LLC Retirement Plan (the “San Diego Pension Plan”). The San Diego Pension Plan provides benefits to certain current and former employees of The San Diego Union-Tribune. Future benefits under the San Diego Pension Plan have been frozen since January 1, 2009. The Company contributed $4.6 million to the San Diego Pension Plan in the first half of 2017 and expects to contribute an additional $8.7 million to the San Diego Pension Plan during the remainder of 2017. The components of net periodic benefit credit for the Company’s defined benefit plan were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Interest cost	$2,200	$1,875	$4,400	$3,750
Expected return on assets	(2,400)	(2,450)	(4,750)	(4,900)
Amortization of actuarial loss	$50	$—	$50	$—
Net periodic benefit	$(150)	$(575)	$(300)	$(1,150)
Postretirement Benefits Other Than Pensions
The Company provides postretirement health care to retirees pursuant to a number of benefit plans. The plans are frozen for new non-union employees. There is some variation in the provisions of these plans, including different provisions for lifetime maximums, prescription drug coverage and certain other benefits. The components of net periodic benefit credit for the Company’s postretirement health care and life insurance plans were as follows (in thousands):

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Service cost	$3	$10	$6	$19
Interest cost	55	71	110	141
Amortization of prior service credits	(292)	922	(584)	744
Amortization of gain	(47)	(49)	(93)	(97)
Net periodic (benefit) expense	$(281)	$954	$(561)	$807
NOTE 9: EARNINGS PER SHARE
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
For the three and six months ended June 25, 2017 and June 26, 2016, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Income (Loss) - Numerator:
Net income (loss) available to tronc stockholders plus assumed conversions	$6,841	$4,056	$3,852	$(2,407)

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	32,825	32,975	34,566	31,155
Dilutive effect of employee stock options and RSUs	204	53	228	—
Adjusted weighted average shares outstanding (diluted)	33,029	33,028	34,794	31,155

Net income (loss) per common share:
Basic	$0.21	$0.12	$0.11	$(0.08)
Diluted	$0.21	$0.12	$0.11	$(0.08)
Potential dilutive common shares were anti-dilutive as a result of the Company’s net loss for the six months ended June 26, 2016. As a result, basic weighted average shares were used in the calculations of basic net earnings per share and diluted earnings per share for that period.
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 836,843 and 883,359 for the three and six months ended June 25, 2017, respectively. The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 558,761 and 297,592 for the three and six months ended June 25, 2017, respectively.
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

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10: STOCKHOLDERS’ EQUITY
Stock Purchases
On March 23, 2017, the Company entered into a purchase agreement with investment funds associated with Oaktree Capital Management, L.P. (“Oaktree”), pursuant to which the Company acquired 3,745,947 shares of the Company’s common stock for $15.00 per share or a total purchase price of $56.2 million. In the event that the Company undergoes a change of control on or before March 23, 2018, or enters into a definitive agreement concerning a change of control on or before March 23, 2018, whereby the transaction is ultimately consummated and the consideration per share payable to stockholders is greater than $15.00 per share, the Company will pay Oaktree additional consideration per share equal to the difference between the consideration per share payable to the Company’s stockholders in such change of control transaction and $15.00. The purchase agreement contains a “standstill” covenant prohibiting Oaktree from acquiring, directly or indirectly, any of the Company’s common stock, soliciting proxies to vote shares of the Company’s common stock or taking certain actions with respect to any business combination, asset acquisition or disposition or similar transaction involving the Company through March 22, 2019 (the “Standstill Period”). The parties also agreed to a mutual non-disparagement covenant applicable during the Standstill Period and to a mutual release of claims. On March 22, 2017, the Company’s stock price closed at $13.39. The $6.0 million difference between the aggregate purchase price and the fair value of the acquired stock at the transaction date was expensed as a premium on stock buyback in the Consolidated Statements of Income (Loss).
The Company has not recorded any amount associated with its agreement to pay Oaktree additional consideration because management concluded the fair value of such obligation is not material. ln the event the fair value of the Company's obligation becomes material in a future period, the Company would record additional premium on stock buyback in the Consolidated Statement of Income (Loss).
Significant Shareholders
Merrick Media, LLC
On March 23, 2017, the Company entered into Amendment No. 1 (the “Amendment”) to the Securities Purchase Agreement dated February 3, 2016 among the Company, Merrick Media, LLC (“Merrick Media”) and Michael W. Ferro, Jr., the Company’s non-executive Chairman of the Board. The Amendment increases from 25% to 30% the maximum percentage of the Company’s outstanding shares of common stock that Merrick Media and its affiliates may acquire .
Mr. Ferro is the manager of Merrick Venture Management, LLC, which is the sole manager of Merrick Media. Because Merrick Venture Management, LLC serves as the sole manager of Merrick Media, Mr. Ferro may be deemed to indirectly control all of the shares of the Company’s common stock owned by Merrick Media. Mr. Ferro, together with his affiliated entities, beneficially owned 9,047,788 shares of tronc common stock, which represented 27.5% of tronc common stock, as of June 25, 2017.
Nant Capital, LLC
Dr. Patrick Soon-Shiong, a former director of the Company, together with Nant Capital, LLC (“Nant Capital”), beneficially own 8,743,619 shares of tronc common stock, which represented 26.6% of the outstanding shares of tronc common stock as of June 25, 2017. California Capital Equity, LLC (“CalCap”) directly owns all of the equity interests of Nant Capital, and CalCap may be deemed to have beneficial ownership of the shares held by Nant Capital. Dr. Soon-Shiong directly owns all of the equity interests of CalCap and may be deemed to beneficially own, and share voting power and investment power with Nant Capital over all shares of tronc common stock beneficially owned by Nant Capital. Under the purchase agreement dated May 22, 2016, among the Company, Nant Capital and Dr. Patrick Soon-Shiong, Nant Capital and Dr. Soon-Shiong and their respective affiliates are prohibited, without the prior written approval of the Board of Directors, from acquiring additional equity of the Company if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then-outstanding shares of common stock. Nant Capital, Dr. Soon-Shiong and their respective affiliates reached this maximum percentage and therefore any additional purchases of the Company’s common stock will require prior written approval of the Board.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

	Foreign Currency	OPEB	Pension	Total
Balance at December 25, 2016	$(32)	$6,374	$(15,156)	$(8,814)
Other comprehensive income before reclassifications	1	—	$—	1
Amounts reclassified from AOCI	—	(409)	$34	(375)
Balance at June 25, 2017	(31)	5,965	(15,122)	(9,188)
The following table presents the amounts and line items in the Consolidated Statements of Income (Loss) where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the three and six months ended June 25, 2017 and June 26, 2016 (in thousands):

	Three Months Ended		Six Months Ended
Accumulated Other Comprehensive Income (Loss) Components	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016	Affected Line Items in the Consolidated Statements of Income (Loss)
Pension and postretirement benefit adjustments:
Prior service cost recognized	$(292)	$922	$(584)	$744	Compensation
Amortization of actuarial losses	3	(49)	(43)	(97)	Compensation
Total before taxes	(289)	873	(627)	647
Tax effect	(118)	344	(252)	255	Income tax expense (benefit)
Total reclassifications for the period	$(171)	$529	$(375)	$392
NOTE 12: CONTINGENCIES
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
Stockholder Derivative Lawsuits
On June 1, 2016, Capital Structures Realty Advisors LLC, which purports to be a stockholder in the Company, filed a derivative lawsuit in the Delaware Court of Chancery against the members of the Company’s Board of Directors as of June 1, 2016, Dr. Patrick Soon-Shiong and Nant Capital (together with Dr. Soon-Shiong, the “Nant Defendants”).  The complaint has named the Company as a nominal defendant (together with the Company’s Board of Directors, the “Tronc Defendants”). The complaint alleges in relevant part that the Board breached its fiduciary duties by “refusing to negotiate with Gannett in good faith” and by “going forward with the stock sale” to the Nant Defendants.  The complaint further alleges that the Nant Defendants aided and abetted the Board’s breaches of fiduciary duty.  On June 6, 2016, a second derivative complaint was filed in the Delaware Court of Chancery by Monroe County Employees Retirement System, which purports to be a stockholder in the Company.  On June 15, 2016, a third, mirror image, derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named John Solak, who purports to be a stockholder in the Company.  All three cases were consolidated on June 17, 2016, under the caption In re Tribune Publishing Co. Stockholder Litigation, Consolidated C.A. No. 12401-VCS.  On June 20, 2016, a fourth, mirror image derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named B.W. Tomasino, who purports to be a stockholder in the Company.  That case was consolidated with the other three derivative cases on July 7, 2016.  The plaintiffs seek equitable and injunctive relief,

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

including, without limitation, rescission of the stock sale to the Nant Defendants, implementation of a special committee to consider Gannett and any other offer for the Company, money damages, and costs and disbursements, and such other relief deemed just and proper. The consolidated case is pending before Vice Chancellor Slights.
On September 2, 2016, plaintiffs filed a consolidated complaint. The defendants filed motions to dismiss on October 3, 2016.  The Tronc Defendants and Nant Defendants each filed a brief in support of their respective motions to dismiss under seal on December 21, 2016, redacted versions of which were made public on December 29, 2016. On January 4, 2017, plaintiffs filed a motion to strike all exhibits to the Tronc Defendants’ brief filed in support of their motion to dismiss as well as all references to those exhibits, and separately filed a motion to stay further briefing on the motions to dismiss pending the resolution of plaintiffs’ motion to strike. The motion to stay was granted by the court. The Tronc Defendants’ opposition to the motion to strike was filed on January 26, 2017, and plaintiffs’ reply to that opposition was filed on February 2, 2017. On March 3, 2017, the Court heard argument on the motion to strike, which was granted in part and denied in part. The Court further lifted the stay on briefing for the motions to dismiss and ordered the Tronc Defendants to file a revised brief in support of their motion to dismiss, which eliminates reference to certain documents appended as exhibits to the Tronc Defendants’ December 21, 2016 brief in support of their motion to dismiss. Additionally, the Court ordered the parties to discuss a new scheduling stipulation for the timing of briefing on the motions to dismiss. The parties agreed that the Tronc Defendants would submit their revised brief in support of their motion to dismiss on March 29, 2017, that plaintiffs would file their opposition to the defendants’ motions to dismiss by May 15, 2017, and that defendants would file their reply briefs by June 5, 2017.  The Tronc Defendants subsequently filed their revised brief in support of their motion to dismiss on March 29, 2017. On May 15, 2017, the plaintiffs voluntarily dismissed the consolidated complaint without prejudice.
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
Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management L.P. on behalf of its managed entities that were holders of Tribune Company’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”), (ii) Law Debenture Trust Company of New York (“Law Debenture”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for Tribune Company’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the series of transactions (collectively, the “Leveraged ESOP Transactions”) consummated by Tribune Company, the Tribune Company employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. As of June 25, 2017, each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Law Debenture and Deutsche Bank, which remain pending before the U. S. District Court for the District of Delaware. There is no stay of the Confirmation Order in place pending resolution of the confirmation related appeals.
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

NOTE 13: SEGMENT INFORMATION
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
Operating revenues and income (loss) from operations by operating segment were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Operating revenues:
troncM	$312,438	$344,370	$623,950	$687,432
troncX	58,242	61,531	113,681	118,791
Corporate and eliminations	(889)	(1,400)	(1,724)	(3,503)
	$369,791	$404,501	$735,907	$802,720
Income (loss) from operations:
troncM	$21,758	$28,003	$41,511	$48,181
troncX	8,404	6,225	12,553	11,872
Corporate and eliminations	(11,696)	(19,896)	(23,098)	(49,626)
Income (loss) from operations	$18,466	$14,332	$30,966	$10,427
Interest expense, net	(6,404)	(6,699)	(12,881)	(13,443)
Premium on stock buyback	—	—	(6,031)	—
Loss on equity investments, net	(584)	(168)	(1,272)	(297)
Reorganization items, net	—	(49)	—	(143)
Income (loss) before income taxes	$11,478	$7,416	$10,782	$(3,456)

Depreciation and amortization
troncM	$6,888	$5,562	$12,595	$11,311
troncX	$3,579	$2,803	$6,816	$5,633
Corporate and eliminations	4,193	5,935	8,427	11,480
	$14,660	$14,300	$27,838	$28,424
The above operating revenues and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Six months ended
	June 25, 2017	June 26, 2016
Cash paid during the period for:
Interest	$11,325	$11,879
Income taxes, net of refunds	113	(260)
Non-cash items in investing activities:
Additions to property plant and equipment under capital leases	(890)	(728)
Non-cash items in financing activities:
New capital leases	890	728

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
OVERVIEW
tronc, Inc., was formed as a Delaware corporation on November 21, 2013. tronc, Inc., together with its subsidiaries (collectively, “tronc” or the “Company”) is a media company rooted in award-winning journalism. Headquartered in Chicago, tronc operates newsrooms in nine markets with titles including Chicago Tribune, Los Angeles Times, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Newport News, Virginia’s Daily Press, Allentown, Pennsylvania’s The Morning Call, Hartford Courant and The San Diego Union-Tribune. tronc’s legacy of brands has earned a combined 94 Pulitzer Prizes and is committed to informing, inspiring and engaging local communities.
tronc’s brands create and distribute content across its media portfolio, offering integrated marketing, media, and business services to consumers and advertisers, including digital solutions and advertising opportunities.
The Company continually assesses its operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. These activities have in the past included, and could include in the future, outsourcing of various functions or operations, additional abandonment of leased space and other activities which may result in changes to employee headcount. See Note 2 to the Consolidated Financial Statements for more information on activities in the second quarter of 2017. The Company expects to continue to take actions deemed appropriate to enhance profitability but does not currently know whether or when any such actions will occur or the potential costs and expected savings. Depending on the actions taken and the timing of any such actions, the anticipated cost savings could be recognized in fiscal periods that do not correspond to the fiscal period(s) in which the charges are recognized. As a result, the Company’s net income trends could be impacted and more difficult to predict.
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

In the six months ended June 25, 2017, 45.4% of troncM’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and from the delivery of preprinted advertising supplements. Approximately 38.5% of operating revenues for the six months ended June 25, 2017 were generated from the sale of newspapers and other publications to individual subscribers or to sales outlets that re-sell the newspapers. The remaining 16.1% of operating revenues for the six months ended June 25, 2017 were generated from the provision of commercial printing and delivery services to other newspapers, direct mail advertising and services, and other related activities.
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
Other revenues are derived from commercial printing and delivery services provided to other newspapers, direct mail advertising and services and other related activities. The Company contracts with a number of national and local newspapers to both print and distribute their respective publications in local markets where it is a newspaper publisher. In some instances where it prints publications, it also manages and procures newsprint, ink and plates on their behalf. These arrangements allow the Company to leverage its investment in infrastructure in those markets that support its own publications. As a result, these arrangements tend to contribute incremental profitability and revenues. The Company currently distributes national newspapers (including The New York Times, USA Today, and The Wall Street Journal) in its local markets under multiple agreements. Additionally, in Los Angeles, Chicago and South Florida the Company provides some or all of these services to other local publications.
Products and Services
Our product mix consists of three publication types: (i) daily newspapers, (ii) weekly newspapers and (iii) niche publications and direct mail. The key characteristics of each of these types of publications are summarized in the table below.

	Daily Newspapers	Weekly Newspapers	Niche Publications
Cost:	Paid	Paid and free	Paid and free
Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly, monthly or on an annual basis
Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales	Paid: Revenue from advertising, rack/box sales
		Free: Advertising revenue only	Free: Advertising revenue only
As of June 25, 2017, the Company’s prominent print publications include:

Media Group	City	Masthead	Circulation Type	Paid or Free
Chicago Tribune Media Group
	Chicago, IL	Chicago Tribune	Daily	Paid
	Chicago, IL	Chicago Magazine	Monthly	Paid
	Chicago, IL	Hoy	Weekly	Free
	Chicago, IL	RedEye	Weekly	Free
Los Angeles Times Media Group
	Los Angeles, CA	Los Angeles Times	Daily	Paid
	Los Angeles, CA	Hoy Los Angeles	Weekly	Free
San Diego Media Group
	San Diego, CA	The San Diego Union-Tribune	Daily	Paid

Media Group	City	Masthead	Circulation Type	Paid or Free
	San Diego, CA	Hoy San Diego	Weekly	Free
Sun Sentinel Media Group
	Broward County, FL, Palm Beach County, FL	Sun Sentinel	Daily	Paid
	Broward County, FL, Palm Beach County, FL	el Sentinel	Weekly	Free
Orlando Sentinel Media Group
	Orlando, FL	Orlando Sentinel	Daily	Paid
	Orlando, FL	el Sentinel	Weekly	Free
The Baltimore Sun Media Group
	Baltimore, MD	The Baltimore Sun	Daily	Paid
	Annapolis, MD	The Capital	Daily	Paid
	Westminster, MD	Carroll County Times	Daily	Paid
Hartford Courant Media Group
	Hartford County, CT, Middlesex County, CT, Tolland County, CT	The Hartford Courant	Daily	Paid
Daily Press Media Group
	Newport News, VA (Peninsula)	Daily Press	Daily	Paid
The Morning Call Media Group
	Lehigh Valley, PA	The Morning Call	Daily	Paid
troncX
troncX comprises the Company’s digital operations, and includes the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital only subscriptions, TCA, forsalebyowner.com and Motiv8.
TCA is a syndication and licensing business providing quality content solutions for publishers around the globe.  Working with a vast collection of the world’s best news and information sources, TCA delivers a daily news service and syndicated premium content to over 2,100 media and digital information publishers in more than 75 countries. Tribune News Service delivers the best material from 70 leading publications, including Los Angeles Times, Chicago Tribune, Bloomberg News, Miami Herald, The Dallas Morning News, Seattle Times and The Philadelphia Inquirer. Tribune Premium Content syndicates columnists such as Leonard Pitts, Cal Thomas, Clarence Page, Ask Amy, Mario Batali and Rick Steves. TCA manages the licensing of premium content from publications such as Rolling Stone, The Atlantic, Fast Company, Mayo Clinic, Variety and many more. TCA traces its roots to 1918.
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

In the six months ended June 25, 2017, 81.2% of troncX’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space on interactive websites and digital marketing services. The remaining 18.8% of operating revenues for the six months ended June 25, 2017 were generated from the sale of digital content and other related activities.
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
As of June 25, 2017, the Company’s prominent websites include:

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

Results of Operations
Consolidated
Operating results for the three and six months ended June 25, 2017 and June 26, 2016 are shown in the table below (in thousands).

	Three Months Ended			Six Months Ended
	June 25, 2017	June 26, 2016	% Change	June 25, 2017	June 26, 2016	% Change
Operating revenues	$369,791	$404,501	(8.6%)	$735,907	$802,720	(8.3%)
Compensation	126,897	150,493	(15.7%)	259,614	312,593	(16.9%)
Newsprint and ink	22,848	26,095	(12.4%)	46,372	52,073	(10.9%)
Outside services	114,879	122,964	(6.6%)	229,189	250,673	(8.6%)
Other operating expenses	72,041	76,317	(5.6%)	141,928	148,530	(4.4%)
Depreciation and amortization	14,660	14,300	2.5%	27,838	28,424	(2.1%)
Operating expenses	351,325	390,169	(10.0%)	704,941	792,293	(11.0%)
Income from operations	18,466	14,332	28.8%	30,966	10,427	*
Interest expense, net	(6,404)	(6,699)	(4.4%)	(12,881)	(13,443)	(4.2%)
Premium on stock buyback	—	—	*	(6,031)	—	*
Loss on equity investments, net	(584)	(168)	*	(1,272)	(297)	*
Reorganization items, net	—	(49)	*	—	(143)	*
Income tax expense (benefit)	4,637	3,360	38.0%	6,930	(1,049)	*
Net income (loss)	$6,841	$4,056	68.7%	$3,852	$(2,407)	*
* Represents positive or negative change in excess of 100%
Three Months Ended June 25, 2017 compared to the Three Months Ended June 26, 2016
Operating Revenues—Operating revenues decreased 8.6%, or $34.7 million, in the three months ended June 25, 2017 compared to the same period for 2016. The decrease was due primarily to decreases in advertising and other revenue partially offset by an increase in circulation revenue.
Compensation Expense—Compensation expense decreased 15.7%, or $23.6 million, in the three months ended June 25, 2017 due primarily to a decrease in salary expense of $7.6 million as a result of the reduction in headcount due to the prior years’ Employee Voluntary Separation Plan (“EVSP”) and information technology outsourcing (“ITO”); a decrease in medical claims expense of $6.5 million; a decrease in accrued incentive compensation of $5.0 million; and a decrease in severance charges of $3.6 million related to the prior year EVSP, ITO and other personnel restructuring.
Newsprint and Ink Expense—Newsprint and ink expense declined 12.4%, or $3.2 million, in the three months ended June 25, 2017 due mainly to a 16.3% decrease in consumption, partially offset by a 3.0% increase in the average cost per ton of newsprint.
Outside Services Expense—Outside services expense decreased 6.6%, or $8.1 million, in the three months ended June 25, 2017 due primarily to decreases in production and distribution expenses of $5.7 million, and outside printing expenses of $1.6 million.
Other Operating Expenses—Other expenses decreased 5.6%, or $4.3 million, in the three months ended June 25, 2017 due primarily to a decrease of $2.9 million in general operating expenses, $1.0 million in affiliate fees, primarily related to fees related to classified recruitment, and $0.6 million in promotion and marketing expenses.
Depreciation and Amortization Expense—Depreciation and amortization expense was consistent with the prior year.

Loss on Equity Investments, Net—Loss on equity investments, net, increased by $0.4 million for the three months ended June 25, 2017 compared to the same period for 2016 due to the Company’s share of operating losses from its equity investment in Nucleus Marketing Solutions, LLC.
Interest Expense, Net—Interest expense was consistent with the prior year.
Income Tax Expense (Benefit)—Income tax expense increased $1.3 million for the three months ended June 25, 2017 over the prior year period primarily due to an increase in pre-tax income.
The effective tax rate on pretax income was 40.4% and 45.3% in the three months ended June 25, 2017 and June 26, 2016, respectively. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible expenses and the domestic production activities deduction.
Six Months Ended June 25, 2017 compared to the Six Months Ended June 26, 2016
Operating Revenues—Operating revenues decreased 8.3%, or $66.8 million, in the six months ended June 25, 2017 compared to the same period for 2016. The decrease was due primarily to decreases in advertising and other revenue partially offset by an increase in circulation revenue.
Compensation Expense—Compensation expense decreased 16.9%, or $53.0 million, in the six months ended June 25, 2017 due primarily to a decrease in severance charges of $14.9 million related to the prior year Employee Voluntary Separation Plan (“EVSP”), information technology outsourcing (“ITO”) and other personnel restructuring; a decrease in salary expense of $16.2 million as a result of the reduction in headcount due to the prior year EVSP and ITO; a decrease in accrued incentive compensation of $8.2 million; a decrease in medical claims expense of $7.4 million; and a decrease in workers compensation expense of $2.1 million.
Newsprint and Ink Expense—Newsprint and ink expense declined 10.9%, or $5.7 million, in the six months ended June 25, 2017 due mainly to a 16.8% decrease in consumption, partially offset by a 5.6% increase in the average cost per ton of newsprint.
Outside Services Expense—Outside services expense decreased 8.6%, or $21.5 million, in the six months ended June 25, 2017 due primarily to decreases in production and distribution expenses of $12.1 million, professional services expenses of $6.0 million and outside printing expenses of $4.2 million.
Other Operating Expenses—Other expenses decreased 4.4%, or $6.6 million, in the six months ended June 25, 2017 due primarily to a decrease in overall general expenses.
Depreciation and Amortization Expense—Depreciation and amortization expense was consistent with the prior year.
Premium on Stock Buyback—On March 23, 2017, the Company purchased 3,745,947 shares of the Company’s stock for $56.2 million, or $15 per common share. The fair value of the stock as of the purchase date was $50.2 million, or $13.39 per common share. The $6.0 million difference between the purchase price and the transaction date fair value was recorded as a premium on the stock buyback, a non-operating expense. See Note 11 of the Consolidated Condensed Financial Statements for additional information
Loss on Equity Investments, Net—Loss on equity investments, net, increased by $1.0 million for the six months ended June 25, 2017 compared to the same period for 2016 due to the Company’s share of operating losses from its equity investment in Nucleus Marketing Solutions, LLC.
Interest Expense, Net—Interest expense was consistent with the prior year.
Income Tax Expense (Benefit)—Income tax expense increased $8.0 million for the six months ended June 25, 2017 over the prior year period primarily due to an increase in pre-tax income and the permanent difference on the premium on stock buyback.
The effective tax rate on pretax income was 64.3% in the six months ended June 25, 2017. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, non-deductible expenses and the domestic production activities deduction. For the six months ended June 25, 2017, the $6.0 million premium on stock buyback, as discussed above, was a nondeductible permanent difference for the calculation of income taxes. For the six months ended June 26, 2016, the Company recorded income tax benefit of $1.0 million. The effective tax rate on pretax income was 30.4% in the six months ended June 26, 2016. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, nondeductible expenses and the domestic production activities deduction.
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
The tables below show the segmentation of income and expenses for the three and six months ended June 25, 2017 as compared to the three and six months ended June 26, 2016 (in thousands). Each three-month period consists of 13 weeks.

	troncM		troncX		Corporate and Eliminations		Consolidated
	Three months ended		Three months ended		Three months ended		Three months ended
	Jun 25, 2017	Jun 26, 2016	Jun 25, 2017	Jun 26, 2016	Jun 25, 2017	Jun 26, 2016	Jun 25, 2017	Jun 26, 2016
Total revenues	$312,438	$344,370	$58,242	$61,531	$(889)	$(1,400)	$369,791	$404,501
Operating expenses	290,680	316,367	49,838	55,306	10,807	18,496	351,325	390,169
Income (loss) from operations	21,758	28,003	8,404	6,225	(11,696)	(19,896)	18,466	14,332
Depreciation and amortization	6,888	5,562	3,579	2,803	4,193	5,935	14,660	14,300
Adjustments (1)	6,028	1,664	938	1,695	3,935	11,519	10,901	14,878
Adjusted EBITDA	$34,674	$35,229	$12,921	$10,723	$(3,568)	$(2,442)	$44,027	$43,510
(1) See Non-GAAP Measures for additional information on adjustments.

	troncM		troncX		Corporate and Eliminations		Consolidated
	Six months ended		Six months ended		Six months ended		Six months ended
	Jun 25, 2017	Jun 26, 2016	Jun 25, 2017	Jun 26, 2016	Jun 25, 2017	Jun 26, 2016	Jun 25, 2017	Jun 26, 2016
Total revenues	$623,950	$687,432	$113,681	$118,791	$(1,724)	$(3,503)	$735,907	$802,720
Operating expenses	582,439	639,251	101,128	106,919	21,374	46,123	704,941	792,293
Income (loss) from operations	41,511	48,181	12,553	11,872	(23,098)	(49,626)	30,966	10,427
Depreciation and amortization	12,595	11,311	6,816	5,633	8,427	11,480	27,838	28,424
Adjustments (1)	9,441	4,973	2,135	2,045	7,756	31,269	19,332	38,287
Adjusted EBITDA	$63,547	$64,465	$21,504	$19,550	$(6,915)	$(6,877)	$78,136	$77,138
(1) See Non-GAAP Measures for additional information on adjustments.

troncM

	Three Months Ended			Six Months Ended
(in thousands)	June 25, 2017	June 26, 2016	% Change	June 25, 2017	June 26, 2016	% Change
Operating revenues:
Advertising	$140,902	$169,751	(17.0%)	$283,452	$338,720	(16.3%)
Circulation	120,755	120,231	0.4%	240,377	239,736	0.3%
Other	50,781	54,388	(6.6%)	100,121	108,976	(8.1%)
Total revenues	312,438	344,370	(9.3%)	623,950	687,432	(9.2%)
Operating expenses	290,680	316,367	(8.1%)	582,439	639,251	(8.9%)
Income from operations	21,758	28,003	(22.3%)	41,511	48,181	(13.8%)
Depreciation and amortization	6,888	5,562	23.8%	12,595	11,311	11.4%
Adjustments (1)	6,028	1,664	*	9,441	4,973	89.8%
Adjusted EBITDA	$34,674	$35,229	(1.6%)	$63,547	$64,465	(1.4%)
(1) See Non-GAAP Measures for additional information on adjustments.
Three Months Ended June 25, 2017 compared to the Three Months Ended June 26, 2016
Advertising Revenues—Total advertising revenues decreased 17.0%, or $28.8 million, in the three months ended June 25, 2017. Retail advertising decreased $21.7 million, year over year, primarily due to decreases in specialty merchandise, department stores, personal services, financial services, food and drug stores, furniture, hardware stores and car dealership categories. National advertising decreased $4.7 million, year over year, primarily due to decreases in movies, package goods and advertising agencies. Classified advertising revenues decreased $2.4 million, primarily due to decreases in recruitment, and legal categories.
Circulation Revenues—Circulation revenues were consistent with the prior year with an increase in circulation rates offset generally by decreases in volume.
Other Revenues—Other revenues decreased 6.6%, or $3.6 million, in the three months ended June 25, 2017, due primarily to declines in commercial print and delivery revenues of $2.3 million for third-party publications and declines in direct mail revenues of $1.9 million.
Operating Expenses—Operating expenses decreased 8.1%, or $25.7 million, in the three months ended June 25, 2017, due primarily to decreases in almost all expense categories, partially offset by an increase in corporate allocations and depreciation and amortization expense.
Six Months Ended June 25, 2017 compared to the Six Months Ended June 26, 2016
Advertising Revenues—Total advertising revenues decreased 16.3%, or $55.3 million, in the six months ended June 25, 2017. Retail advertising decreased $42.6 million, year over year, primarily due to decreases in specialty merchandise, department stores, personal services, financial services, food and drug stores, furniture, hardware stores and car dealership categories. National advertising decreased $8.6 million, year over year, primarily due to decreases in movies, package goods and advertising agencies. Classified advertising revenues decreased $4.0 million, primarily due to decreases in recruitment, and legal categories.
Circulation Revenues—Circulation revenues were consistent with the prior year with an increase in circulation rates offset generally by decreases in volume.
Other Revenues—Other revenues decreased 8.1%, or $8.9 million, in the six months ended June 25, 2017, due primarily to declines in commercial print and delivery revenues of $4.5 million for third-party publications and declines in direct mail revenues of $4.0 million.

Operating Expenses—Operating expenses decreased 8.9%, or $56.8 million, in the three months ended June 25, 2017, due primarily to decreases in almost all expense categories, partially offset by an increase in corporate allocations and depreciation and amortization expense.
troncX

	Three Months Ended			Six Months Ended
(in thousands)	June 25, 2017	June 26, 2016	% Change	June 25, 2017	June 26, 2016	% Change
Operating revenues:
Advertising	$47,481	$52,117	(8.9%)	$92,318	$99,096	(6.8%)
Content	10,761	9,414	14.3%	21,363	19,695	8.5%
Total revenues	58,242	61,531	(5.3%)	113,681	118,791	(4.3%)
Operating expenses	49,838	55,306	(9.9%)	101,128	106,919	(5.4%)
Income from operations	8,404	6,225	35.0%	12,553	11,872	5.7%
Depreciation and amortization	3,579	2,803	27.7%	6,816	5,633	21.0%
Adjustments (1)	938	1,695	(44.7%)	2,135	2,045	4.4%
Adjusted EBITDA	$12,921	$10,723	20.5%	$21,504	$19,550	10.0%
* Represents positive or negative change in excess of 100%
(1) See Non-GAAP Measures for additional information on adjustments.
Three Months Ended June 25, 2017 compared to the Three Months Ended June 26, 2016
Advertising Revenues—Total advertising revenues decreased 8.9%, or $4.6 million, in the three months ended June 25, 2017. Classified advertising revenue decreased $6.6 million, primarily due to decreases in the recruitment, real estate and automotive categories. This decrease was partially offset by an increase in national advertising revenue of $1.7 million, primarily due to increases in programmatic revenue. Retail advertising revenue was consistent with prior year.
Content Revenues—Content revenues increased 14.3%, or $1.3 million, in the three months ended June 25, 2017, with increases in digital subscription revenue partially offset by decreases in content syndication.
Operating Expenses—Operating expenses decreased 9.9%, or $5.5 million, in the three months ended June 25, 2017, due primarily to decreases across all expense categories.
Six Months Ended June 25, 2017 compared to the Six Months Ended June 26, 2016
Advertising Revenues—Total advertising revenues decreased 6.8%, or $6.8 million, in the six months ended June 25, 2017. Classified advertising revenue decreased $10.6 million, primarily due to decreases in the recruitment, real estate and automotive categories. This decrease was partially offset by increases in other advertising revenue of $1.8 million due to increases in revenue shares received from advertising partners due to increased volume and increases in national advertising of $1.9 million, primarily due to increases in programmatic revenue. Retail advertising revenue was consistent with prior year.
Content Revenues—Content revenues increased 8.5%, or $1.7 million, in the six months ended June 25, 2017, with increases in digital subscription revenue partially offset by decreases in content syndication.
Operating Expenses—Operating expenses decreased 5.4%, or $5.8 million, in the three months ended June 25, 2017, due primarily to decreases across all expense categories.
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

	Three Months Ended			Six Months Ended
(in thousands)	June 25, 2017	June 26, 2016	% Change	June 25, 2017	June 26, 2016	% Change
Net income (loss)	$6,841	$4,056	68.7%	$3,852	$(2,407)	*

Income tax expense (benefit)	4,637	3,360	38.0%	6,930	(1,049)	*
Loss on equity investments, net	584	168	*	1,272	297	*
Premium on stock buyback	—	—	*	6,031	—	*
Interest expense, net	6,404	6,699	(4.4%)	12,881	13,443	(4.2%)
Reorganization items, net	—	49	*	—	143	*
Income from operations	18,466	14,332	28.8%	30,966	10,427	*
Depreciation and amortization	14,660	14,300	2.5%	27,838	28,424	(2.1%)
Restructuring and transaction costs(1)	8,232	9,114	(9.7%)	14,554	23,100	(37.0%)
Stock-based compensation	2,537	2,200	15.3%	4,397	3,819	15.1%
Employee voluntary separation program	132	3,564	(96.3%)	381	11,368	(96.6%)
Adjusted EBITDA	$44,027	$43,510	1.2%	$78,136	$77,138	1.3%
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
The table below details the total operating, investing and financing activity cash flows for the six months ended June 25, 2017 and June 26, 2016 (in thousands):

	Six Months Ended
	June 25, 2017	June 26, 2016
Net cash provided by operating activities	$54,899	$43,525
Net cash used for investing activities	(11,109)	(11,561)
Net cash provided by (used for) financing activities	(67,939)	96,899
Net increase (decrease) in cash	$(24,149)	$128,863
Cash flow generated from operating activities is tronc’s primary source of liquidity. Net cash provided by operating activities was $54.9 million for the six months ended June 25, 2017, up $11.4 million from $43.5 million for the six months ended June 26, 2016. The increase was primarily driven by better operating results, and lower required pension contributions in 2017, partially offset by less favorable fluctuations in working capital.
Net cash used for investing activities totaled $11.1 million in the six months ended June 25, 2017 primarily due to $9.6 million used for capital expenditures. In the six months ended June 26, 2016, net cash used for investing activities totaled $11.6 million and included $1.3 million used to purchase domain names including LA.com and $9.8 million for capital expenditures, partially offset by $1.2 million provided by a sale of the Company’s interest in Contend LLC.
Net cash used for financing activities totaled $67.9 million in the six months ended June 25, 2017. During the period the Company purchased shares of common stock for a total price of $56.2 million and made $10.5 million of principal payments on senior debt. In the six months ended June 26, 2016, net cash provided by financing activities totaled $96.9 million which included net proceeds of $113.3 million from the private placement of 5.2 million shares of common stock, partially offset by $10.5 million in loan payments on senior debt and $4.9 million paid for stockholder dividends.
2017 Stock Purchases
On March 23, 2017, the Company entered into a purchase agreement with investment funds associated with Oaktree, pursuant to which the Company acquired 3,745,947 shares of the Company’s common stock for $15.00 per share or a total purchase price of $56.2 million. In the event that the Company undergoes a change of control on or before March 23, 2018, or enters into a definitive agreement concerning a change of control on or before March 23, 2018, whereby the transaction is ultimately consummated and the consideration per share payable to stockholders is greater than $15.00 per share, the

Company will pay Oaktree additional consideration per share equal to the difference between the consideration per share payable to the Company’s stockholders in such change of control transaction and $15.00. The purchase agreement contains a “standstill” covenant prohibiting Oaktree from acquiring, directly or indirectly, any of the Company’s common stock, soliciting proxies to vote shares of the Company’s common stock or taking certain actions with respect to any business combination, asset acquisition or disposition or similar transaction involving the Company through March 22, 2019 (the “Standstill Period”). The parties also agreed to a mutual non-disparagement covenant applicable during the Standstill Period and to a mutual release of claims. On March 22, 2017, the Company’s stock price closed at $13.39. The $6.0 million difference between the aggregate purchase price and the fair value of the acquired stock at the transaction date was expensed as a premium on stock buyback in the Consolidated Statements of Income (Loss).
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
Employee Reductions
In the fourth quarter of 2015, the Company offered an Employee Voluntary Separation Program (“EVSP”), which provided enhanced separation benefits to eligible non-union employees with more than one year of service.  The Company is funding the EVSP ratably over the payout period through salary continuation instead of lump sum severance payments. The salary continuation payments started in the fourth quarter of 2015 and continue through the first half of 2018. The Company recorded a charge of $0.1 million and $0.3 million for the three and six months ended June 25, 2017, respectively, for related severance, benefits and taxes in connection with the EVSP compared to $1.5 million and $8.9 million recorded for the three and six months ended June 26, 2016, respectively.
During the first quarter of 2016, the Company began the process to outsource its information technology function (“ITO”), which was substantially completed by the end of 2016. The related salary continuation payments started in the first quarter of 2016 and continue through the third quarter of 2018. The Company recorded a pretax charge of $0.1 million for the six months ended June 25, 2017 for severance, benefits and taxes in connection with the ITO, compared to a charge of $1.6 million and $2.9 million for the three and six months ended June 26, 2016, respectively. The charge for the three months ended June 25, 2017 was immaterial.
During the second quarter of 2017, the Company contracted with a third party to outsource the printing, packaging and delivery of the Orlando Sentinel. The services are expected to be fully transitioned to the third party by August 2017. The change in operations resulted in staff reductions of 112 positions and a pretax charge related to those reductions of $2.3 million for the three and six months ended June 25, 2017. The related salary continuation payments are expected to start in the third quarter of 2017 and continue through the fourth quarter of 2018.
Additionally during the second quarter of 2017, the Company offered an enhanced severance benefits to certain eligible non-union employees of the Los Angeles Times with a length of service with the organization of over 15 years. This offering is expected to result in staff reductions of 25 positions with a total charge of $2.9 million to be recognized primarily in the third quarter of 2017. The related salary continuation payments are expected to start in the third quarter of 2017 and continue through the fourth quarter of 2018.
In addition to the actions listed above, the Company implemented additional reductions of 52 and 125 positions in the three and six months ended June 25, 2017, respectively, and recorded pretax charges related to these reductions of $1.3 million and $3.2 million, respectively. For the three and six months ended June 26, 2016, the Company implemented additional reductions of 53 and 112 positions, respectively, and recorded a pretax charge related to these reductions and executive separations of $2.3 million and $8.9 million, respectively.

Senior Term Facility
As of June 25, 2017, total principal outstanding under the secured loans (the “Term Loans”) provided for by the credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto dated August 4, 2014 (the “Senior Term Facility”) was $369.1 million. The Term Loans bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. The Term Loans amortize in equal quarterly installments equal to 1.25% of principal amounts borrowed against the Senior Term Facility with the balance payable on the maturity date, August 4, 2021. tronc, Inc, is the borrower under the Senior Term Facility and each of the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of tronc and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. The weighted average interest rate for the variable rate debt is 5.75%. As of June 25, 2017, the unamortized balance of the original issue discount was $2.8 million and the unamortized balance of the debt issuance costs associated with the term loans was $6.7 million. As of June 25, 2017, the Company was in compliance with the covenants of the Senior Term Facility.
Senior ABL Facility
The credit agreement between the Company, Bank of America, N.A., as administrative agent, collateral agent swing line lender and letter of credit issuer and the lenders party thereto dated August 4, 2014 (the “Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits tronc to increase the commitments under the Senior ABL Facility by up to $75.0 million. The Senior ABL Facility bears interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin and will mature on August 4, 2019. tronc, Inc. and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. tronc, Inc. and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. The Senior ABL Facility contains a number of covenants that, among other things, limit the ability of tronc and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. Customary fees are payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. As of June 25, 2017, there were no borrowings under the Senior ABL Facility and $34.7 million of the Senior ABL Facility availability supported outstanding undrawn letters of credit in the same amount.
New Accounting Standards
See Note 1 in the Consolidated Financial Statements for a description of new accounting standards issued and/or adopted in the six months ended June 25, 2017.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 25, 2017, there had been no material changes in the Company’s exposure to market risk from the disclosure included in the annual report on Form 10-K as filed with the SEC on March 8, 2017.
Item 4. Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 25, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On September 2, 2016, plaintiffs filed a consolidated complaint. The defendants filed motions to dismiss on October 3, 2016.  The Tronc Defendants and Nant Defendants each filed a brief in support of their respective motions to dismiss under seal on December 21, redacted versions of which were made public on December 29, 2016. On January 4, 2017, plaintiffs filed a motion to strike all exhibits to the Tronc Defendants’ brief filed in support of their motion to dismiss as well as all references to those exhibits, and separately filed a motion to stay further briefing on the motions to dismiss pending the resolution of plaintiffs’ motion to strike. The motion to stay was granted by the court. The Tronc Defendants’ opposition to the motion to strike was filed on January 26, 2017, and plaintiffs’ reply to that opposition was filed on February 2, 2017. On March 3, 2017, the Court heard argument on the motion to strike, which was granted in part and denied in part. The Court further lifted the stay on briefing for the motions to dismiss and ordered the Tronc Defendants to file a revised brief in support of their motion to dismiss, which eliminates reference to certain documents appended as exhibits to the Tronc Defendants’ December 21 brief in support of their motion to dismiss. Additionally, the Court ordered the parties to discuss a new scheduling stipulation for the timing of briefing on the motions to dismiss. The parties agreed that the Tronc Defendants would submit their revised brief in support of their motion to dismiss on March 29, 2017, that plaintiffs would file their opposition to the defendants’ motions to dismiss by May 15, 2017, and that defendants would file their reply briefs by June 5, 2017.  The Tronc Defendants subsequently filed their revised brief in support of their motion to dismiss on March 29, 2017. On May 15, 2017, the plaintiffs voluntarily dismissed the consolidated complaint without prejudice.
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
Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management L.P. on behalf of its managed entities that were holders of Tribune Company’s senior notes and

Exchangeable Subordinated Debentures due 2029 (“PHONES”), (ii) Law Debenture Trust Company of New York (“Law Debenture”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for Tribune Company’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the series of transactions (collectively, the “Leveraged ESOP Transactions”) consummated by Tribune Company, the Tribune Company employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. As of June 25, 2017, each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Law Debenture and Deutsche Bank, which remain pending before the U. S. District Court for the District of Delaware. There is no stay of the Confirmation Order in place pending resolution of the confirmation related appeals.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In August 2015, our Board of Directors authorized $30 million to be used for stock repurchases for 24 months from the date of authorization. No repurchases were made under the plan in the three months ended June 25, 2017, and the Company has $28.6 million of remaining authorization under the stock repurchase plan as of June 25, 2017.
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

TRONC, INC.

August 2, 2017	By:	/s/ Terry Jimenez
Terry Jimenez
(Chief Financial Officer and Principal Accounting Officer)