Form 10-Q
period 2017-09-24
tronc, Inc.
filed 2017-11-03
CIK 1593195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 24, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
TRONC, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

435 North Michigan Avenue
Chicago Illinois	60611
(Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common Stock, $0.01 par value	33,598,450

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

PART I.
Item 1.    Financial Statements
TRONC, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016

Operating revenues	$353,091	$378,236	$1,088,998	$1,180,956
Operating expenses:
Compensation	135,045	140,760	394,659	453,353
Newsprint and ink	20,941	25,101	67,313	77,174
Outside services	111,109	118,060	340,298	368,733
Other operating expenses	65,584	79,104	207,512	227,634
Depreciation and amortization	14,158	14,375	41,996	42,799
Total operating expenses	346,837	377,400	1,051,778	1,169,693
Income from operations	6,254	836	37,220	11,263
Interest expense, net	(6,544)	(6,673)	(19,425)	(20,116)
Premium on stock buyback	—	—	(6,031)	—
Gain (loss) on equity investments, net	4,993	(190)	3,721	(487)
Reorganization items, net	—	(93)	—	(236)
Income (loss) before income taxes	4,703	(6,120)	15,485	(9,576)
Income tax expense	2,647	4,352	9,577	3,303
Net income (loss)	$2,056	$(10,472)	$5,908	$(12,879)

Net income (loss) per common share:
Basic	$0.06	$(0.29)	$0.17	$(0.39)
Diluted	$0.06	$(0.29)	$0.17	$(0.39)
Weighted average shares outstanding:
Basic	33,242	36,415	34,124	32,908
Diluted	33,412	36,415	34,333	32,908

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net income (loss)	$2,056	$(10,472)	$5,908	$(12,879)
Other comprehensive income (loss), net of taxes:

Amortization of actuarial (gains) losses and prior service costs to periodic pension cost during the period, net of taxes of ($119), ($173), ($371) and $82, respectively	(194)	(266)	(569)	126
Foreign currency translation	—	2	1	3
Other comprehensive income (loss), net of taxes	(194)	(264)	(568)	129
Comprehensive income (loss)	$1,862	$(10,736)	$5,340	$(12,750)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 24, 2017	December 25, 2016
Assets
Current assets
Cash	$185,152	$198,349
Accounts receivable (net of allowances of $19,419 and $17,230)	169,791	195,519
Inventories	9,167	10,950
Prepaid expenses and other	29,457	18,863
Total current assets	393,567	423,681

Property, plant and equipment
Machinery, equipment and furniture	127,446	123,530
Buildings and leasehold improvements	44,391	13,388
	171,837	136,918
Accumulated depreciation	(69,921)	(70,082)
	101,916	66,836
Advance payments on property, plant and equipment	2,745	1,030
Property, plant and equipment, net	104,661	67,866

Other assets
Goodwill	122,640	122,469
Intangible assets, net	126,738	132,161
Software, net	46,825	54,565
Deferred income taxes	51,635	63,977
Other long-term assets	22,468	24,047
Total other assets	370,306	397,219

Total assets	$868,534	$888,766

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
(In thousands, except per share data)
(Unaudited)

	September 24, 2017	December 25, 2016
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$21,708	$21,617
Accounts payable	70,393	70,148
Employee compensation and benefits	63,854	72,311
Deferred revenue	76,539	82,778
Other current liabilities	18,079	18,033
Total current liabilities	250,573	264,887

Non-current liabilities
Long-term debt	340,501	349,128
Deferred revenue	3,508	4,938
Pension and postretirement benefits payable	115,367	101,674
Other obligations	90,172	60,258
Total non-current liabilities	549,548	515,998

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 30,000 shares; no shares issued or outstanding at September 24, 2017 and December 25, 2016	—	—
Common stock, $.01 par value. Authorized 300,000 shares, 37,417 shares issued and 33,550 shares outstanding at September 24, 2017; 36,549 shares issued and 36,428 shares outstanding at December 25, 2016	374	365
Additional paid-in capital	144,964	139,623
Accumulated deficit	(16,017)	(21,925)
Accumulated other comprehensive loss	(9,382)	(8,814)
Treasury stock, at cost - 3,867 and 121 shares at September 24, 2017 and December 25, 2016	(51,526)	(1,368)
Total stockholders’ equity	68,413	107,881

Total liabilities and stockholders’ equity	$868,534	$888,766

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity (Deficit)
	Shares	Amount
Balance at December 25, 2016	36,549	$365	$139,623	$(21,925)	$(8,814)	(1,368)	$107,881
Comprehensive income (loss)	—	—	—	5,908	(568)		5,340
Issuance of stock from restricted stock and restricted stock unit conversions	861	9	(9)	—	—	—	—
Exercise of stock options	7	—	95	—	—	—	95
Stock-based compensation	—	—	7,332	—	—	—	7,332
Withholding for taxes on restricted stock unit conversions	—	—	(2,077)	—	—	—	(2,077)
Purchase of treasury stock	—	—	—	—	—	(50,158)	(50,158)
Balance at September 24, 2017	37,417	$374	$144,964	$(16,017)	$(9,382)	$(51,526)	$68,413

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 24, 2017	September 25, 2016
Operating Activities
Net income (loss)	$5,908	$(12,879)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,996	42,799
Allowance for bad debt	8,914	8,278
Stock compensation expense	7,279	6,000
Excess tax benefits (expense) realized from exercise of stock-based awards	—	(653)
Gain on sale of investments	(6,035)	—
Loss on equity investments, net	2,314	377
Deferred income taxes	12,593	16,708
Non-current deferred revenue	(1,430)	(1,629)
Premium on stock buyback	6,031	—
Other non-cash items	5,565	2,403
Pension contribution	(11,827)	(8,856)
Postretirement medical, life and other benefits	(1,785)	(1,974)
Changes in working capital items, excluding acquisitions:
Accounts receivable, net	32,211	47,279
Prepaid expenses, inventories and other current assets	(7,674)	(1,043)
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	(26,975)	(39,367)
Other, net	(2,028)	(1,801)
Net cash provided by operating activities	65,057	55,642

Investing Activities
Capital expenditures	(13,446)	(15,893)
Proceeds from sale of equity investments	7,890	—
Acquisition of business, net of cash acquired	3,305	—
Distributions from equity investments	238	—
Restricted cash	—	17,003
Other, net	(1,832)	(1,826)
Net cash used for investing activities	$(3,845)	$(716)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)

	Nine Months Ended
	September 24, 2017	September 25, 2016
Financing Activities
Purchase of treasury stock	(56,189)	—
Proceeds from issuance of common stock	—	113,318
Repayment of long-term debt	(15,817)	(15,817)
Dividends paid to common stockholders	(145)	(4,851)
Proceeds from exercise of stock options	95	205
Repayments of capital lease obligations	(276)	(667)
Withholding for taxes on RSU vesting	(2,077)	(821)
Net cash provided by (used for) financing activities	(74,409)	91,367

Net increase (decrease) in cash	(13,197)	146,293
Cash, beginning of period	198,349	40,832
Cash, end of period	$185,152	$187,125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—tronc, Inc., and its subsidiaries (collectively, the “Company” or “tronc”) is a media company rooted in award-winning journalism. Headquartered in Chicago, tronc operates newsrooms in ten markets with titles including Chicago Tribune, Los Angeles Times, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Newport News, Virginia’s Daily Press, Allentown, Pennsylvania’s The Morning Call, Hartford Courant, and The San Diego Union Tribune. On September 3, 2017, the Company completed the purchase of the New York Daily News, New York City’s “Hometown Newspaper”. tronc’s legacy of brands, including the New York Daily News, has earned a combined 105 Pulitzer Prizes and is committed to informing, inspiring and engaging local communities.
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
Basis of Presentation—The accompanying unaudited Consolidated Financial Statements and notes of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of tronc as of September 24, 2017 and December 25, 2016 and the results of operations for the three and nine months ended September 24, 2017 and September 25, 2016, and the cash flows for the nine months ended September 24, 2017. This includes all normal and recurring adjustments and elimination of intercompany transactions. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to current period’s presentation. The year-end Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
The Company assesses its operating segments in accordance with ASC Topic 280, “Segment Reporting.” The Company is managed by its chief operating decision maker, as defined by ASC Topic 280, in two reportable segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital only subscriptions, Tribune Content Agency (“TCA”), and forsalebyowner.com. See Note 14 for additional segment information.
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
In March 2016, the FASB issued ASU 2016-09, Topic 718, Compensation—Stock Compensation; Improvements to Employee Share-Based Payment Accounting, which makes several modifications to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The Company adopted this ASU as of the beginning of fiscal 2017. As part of the adoption, the Company made an accounting policy election to recognize forfeitures as they occur which had no effect on the Company’s financial statements. The Company has elected to present the cash flow statement changes retrospectively and the prior period has been adjusted to present excess tax benefits of $0.7 million as part of cash flows from operating activities and the cash paid by the Company for withholding shares from stock awards of $0.8 million as part of cash flows from financing activities. The other portions of ASU 2016-09 either were not applicable or had no effect on the financial statements.
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
The Company expects to adopt this standard on January 1, 2018 utilizing the modified retrospective method. During 2016, the Company initiated efforts to assess the impact of this new standard on the Company’s future reported results, operating and accounting processes and systems. The Company has continued these efforts in 2017. The Company expects adoption of the standard will not significantly impact reported results for print advertising, print circulation and digital circulation. The new standard is expected to result in the Company recording digital advertising revenue placed on non-tronc websites net of the cost of the third-party website as the Company may be acting as an agent as defined under the new standard. Currently, such revenues are generally recorded gross. The expected impact of such a change would be to decrease revenues and the related costs by $50.0 million to $60.0 million annually compared to the current year. The new standard is not expected to significantly impact revenues related to commercial printing and delivery services provided to other newspapers, direct mail advertising and services and other related activities.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2: CHANGES IN OPERATIONS
Employee Reductions—In the fourth quarter of 2015, the Company offered an Employee Voluntary Separation Program (“EVSP”), which provided enhanced separation benefits to eligible non-union employees with more than one year of service.  The Company is funding the EVSP ratably over the payout period through salary continuation instead of lump sum severance payments. The salary continuation payments started in the fourth quarter of 2015 and continue through the first half of 2018. The Company recorded a charge of $0.3 million for the nine months ended September 24, 2017 for related severance, benefits and taxes in connection with the EVSP compared to $0.8 million and $9.7 million recorded for the three and nine months ended September 25, 2016, respectively. The charge for the three months ended September 24, 2017 was not material.
During the first quarter of 2016, the Company began the process to outsource its information technology function (“ITO”), which was substantially completed by the end of 2016. The related salary continuation payments started in the first quarter of 2016 and continue through the third quarter of 2018. The Company recorded a pretax charge of $0.1 million for the nine months ended September 24, 2017 for severance, benefits and taxes in connection with the ITO, compared to a charge of $1.5 million and $4.4 million for the three and nine months ended September 25, 2016, respectively. The charge for the three months ended September 24, 2017 was not material.
During the second quarter of 2017, the Company contracted with a third party to outsource the printing, packaging and delivery of the Orlando Sentinel. The services were fully transitioned to the third party by September 24, 2017. The change in operations resulted in staff reductions of 112 positions and a pretax charge related to those reductions of $2.2 million which was recorded in the second quarter of 2017. The related salary continuation payments began in the third quarter of 2017 and are expected to continue through the third quarter of 2018.
Additionally, during the second quarter of 2017, the Company offered enhanced severance benefits to certain eligible non-union employees of the Los Angeles Times with a length of service with the organization of over 15 years. This offering resulted in net staff reductions of 25 positions with a total charge of $2.6 million recognized in the third quarter of 2017. The related salary continuation payments began in the third quarter of 2017 and are expected to continue through the fourth quarter of 2018.
In addition to the actions listed above, the Company implemented additional reductions of 78 and 200 positions in the three and nine months ended September 24, 2017, respectively, and recorded pretax charges related to these reductions and executive separations of $5.4 million and $8.6 million, respectively. For the three and nine months ended September 25, 2016, the Company implemented additional reductions of 56 and 168 positions, respectively, and recorded a pretax charge related to these reductions and executive separations of $1.5 million and $10.4 million, respectively.
A summary of the activity with respect to the Company’s severance accrual for the nine months ended September 24, 2017 is as follows (in thousands):

Balance at December 25, 2016	$11,640
Provision	13,844
Payments	(12,710)
Balance at September 24, 2017	$12,774
Charges for severance and related expenses are included in compensation expense in the accompanying Consolidated Statements of Income (Loss).
Lease Abandonment—In the first quarter of 2017, the Company permanently vacated approximately 15,000 sq. ft. of office space in San Diego and took a charge of $2.0 million related to the abandonment. In the second quarter of 2017, the Company permanently vacated approximately 33,629 sq. ft. of office space in the Chicago area, 30,000 sq. ft. of office space in South Florida, and 11,614 sq. ft. of office space in Los Angeles and took a charge of $1.4 million, $0.6 million, and $0.3 million, respectively, related to the abandonments. In the third quarter of 2016, the Company permanently vacated approximately 200,000 sq. ft. of office space in the Chicago Tribune and Los Angeles Times buildings and took a charge of $8.5 million related to the abandonment.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of the activity with respect to the Company’s lease abandonment accrual for the nine months ended September 24, 2017 is as follows (in thousands):

Balance at December 25, 2016	$6,694
Provision	4,458
Payments and other	(4,272)
Balance at September 24, 2017	$6,880
These charges are included in other operating expenses in the accompanying Consolidated Statements of Income (Loss).
Other Charges—Additionally, as a result of the printing, packaging and delivery outsourcing in Orlando discussed above, certain assets required to print and package the Orlando Sentinel will no longer be used as of the transition date. The first piece of equipment was idled June 12, 2017. As a result, the company recognized $1.9 million in accelerated depreciation in the second quarter of 2017. These charges are included in depreciation and amortization expenses in the accompanying Consolidated Statements of Income (Loss).
NOTE 3: RELATED PARTY TRANSACTIONS
Aircraft Dry Sublease
In 2016, one of the Company’s subsidiaries, Tribune Publishing Company, LLC (“TPC”), entered into an Aircraft Dry Sublease Agreement with Merrick Ventures, LLC (“Merrick Ventures”). Michael W. Ferro, Jr., the non-executive Chairman of the Company’s Board of Directors, is chairman and chief executive officer of Merrick Ventures. Under the agreement, TPC has subleased on a non-exclusive basis, a Bombardier aircraft leased by Merrick Ventures, at a cost, including TPC’s proportionate share of the insurance premiums and maintenance expenses, of $8,500 per flight hour flown. TPC also is responsible for charges attributable to the operation of the aircraft by TPC during the lease term. The initial term of the sublease is one year, which term automatically will be renewed on an annual basis. Either party may terminate the agreement upon 30 days written notice to the other. During the three and nine months ended September 24, 2017, the Company incurred $0.7 million and $2.0 million, respectively, related to the aircraft sublease. During the three months ended September 24, 2017, the Company paid $0.6 million to Merrick Ventures and $0.1 million to an outside party for pilot services. During the nine months ended September 24, 2017, the Company paid $1.6 million to Merrick Ventures and $0.3 million to an outside party for pilot services. During the three and nine months ended September 25, 2016, the Company incurred $0.8 million and $2.1 million, respectively, related to the aircraft sublease. For both the three and nine months ended September 25, 2016, the Company paid $1.1 million to Merrick Ventures and $0.2 million to an outside party for pilot services.
Event tickets
In April 2017, the Company acquired Merrick Ventures’ interest and obligations in connection with the license of a suite and tickets to certain sporting events. The aggregate cost of the suite and regular season tickets is expected to approximate $0.3 million annually. During the first quarter of 2017, the Company paid Merrick Ventures $0.2 million for the face value of the suite and tickets for events in the fourth quarter of 2016 and the first and second quarters of 2017. The suite and tickets are utilized in the Company’s sales and marketing efforts and for other corporate purposes.
CIPS Marketing Group Inc.
The Company utilizes the services of CIPS Marketing Group, Inc. (“CIPS”) for local marketing efforts such as distribution, door-to-door marketing and total market coverage. Prior to July, 2017, the Company owned 50% of CIPS, which was recorded as an equity investment. In July 2017, the Company sold its interest in CIPS for approximately $7.5 million, resulting in a gain of $5.6 million which is recorded in Gain (Loss) on Equity Investments in the Consolidated Statement of Income, and entered into a long-term agreement with the buyer to utilize CIPS for certain distribution efforts.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the three and nine months ended September 24, 2017, the Company recorded $0.1 million and $0.6 million, respectively, in revenue from CIPS and $0.4 million and $4.2 million, respectively, in other operating expenses related to such marketing services. During the three and nine months ended September 25, 2016, the Company recorded $0.3 million and $0.8 million, respectively, in revenue from CIPS and $2.7 million and $8.5 million, respectively, in other operating expenses related to such marketing services.
Nucleus Marketing Solutions, LLC
In April 2016, tronc, along with other leading media companies McClatchy, Gannett and Hearst, formed Nucleus Marketing Solutions, LLC (“Nucleus”). This network connects national advertisers to audiences across existing and emerging print and digital platforms. Nucleus works with its marketing partners to address their goals by offering integrated services across all platforms. The Company owned 25% of Nucleus as of September 24, 2017. The Company’s interest in Nucleus is recorded as an equity method investment. During the three and nine months ended September 24, 2017, the Company recorded $2.5 million and $6.1 million, respectively, on a net basis for revenue related to the Nucleus agreement.
NOTE 4: ACQUISITIONS
New York Daily News Acquisition
On September 3, 2017, the Company completed the acquisition of 100% of the partnership interests in Daily News, L. P. (“DNLP”), the owner of the New York Daily News in New York City, pursuant to the Partnership Interest Purchase Agreement dated September 3, 2017, for a cash purchase price of $1, subject to a post-closing working capital adjustment. Following of the acquisition, DNLP’s assets and liabilities are in the process of being valued at fair value. These values could vary significantly from the assets and liabilities as recorded in DNLP’s historical records. DNLP’s assets include, among others, (1) the assets associated with the New York Daily News brand (including resources, technology and archives), (2) net working capital, (3) plant and equipment assets and (4) certain real property rights (as described below). DNLP’s liabilities that remain with the acquired entity include, among others, (1) an existing single employer defined benefit pension obligation that provides benefits to certain current and former employees of the New York Daily News (2) certain multi-employer pension obligations, (3) workers’ compensation and automobile insurance liabilities and (4) various outstanding letters of credit in the aggregate amount of approximately $18.7 million (the majority of which relates to DNLP’s workers’ compensation and auto liabilities).
DNLP retained its lease with the New Jersey Economic Development Authority with respect to approximately 18 acres of real property on which its printing facilities are located (the “New Jersey Lease”). Under the New Jersey Lease, DNLP is required to purchase the real property at the end of the lease term in 2021 (and may acquire it prior to such date at any time) for up to $6.9 million. The real property purchase price was established in 1994. Sellers may, at any time, require DNLP to exercise the real property purchase option. Upon the exercise of the real property purchase option , the real property will be held by a partnership (the “Real Estate Partnership”) owned 49.9% by DNLP and 50.1% by New DN Company, an affiliate of the seller. New DN Company will control the management of the partnership. Due to the ownership structure of the Real Estate Partnership, DNLP’s net portion of the real property purchase price is approximately 49.9% (or up to $3.5 million), after reimbursement from New DN Company of its 50.1% portion of the real property purchase price. After the exercise of the real property purchase option and transfer of such property to the Real Estate Partnership, DNLP: (1) will have the option to lease it for one dollar per year, compared to the current lease rate of $100,000 per year under the New Jersey Lease, for up to 15 years and (2) may at any time, at its option, require sellers to acquire DNLP’s interest in the property based on its then-current fair market value. Should the Company discontinue printing operations on the property, the rent for the property would increase to a fair market rate and the sellers could purchase the Company’s 49.9% share of the Real Estate Partnership based on it’s then-current fair market value.
Additionally, DNLP owns approximately four acres of real property, currently used as parking facilities. Prior to or concurrent with exercise of the real property purchase option, DNLP will transfer ownership of that land to the Real Estate Partnership.
The allocation of the purchase price presented below is based upon management’s preliminary estimates using all information available to us at the present time and is subject to a working capital adjustment and the completion of a fair

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

market valuation of the assets acquired and liabilities assumed, particularly, intangible assets and property, plant and equipment.
As of the filing date of this report, the determination of the fair value of the assets acquired and liabilities assumed has not been completed.
At the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is as follows (in thousands):

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Cash acquired as part of the purchase	$3,305
Accounts receivable and other current assets	20,220
Property, plant and equipment, including assets under capital leases	48,347
Mastheads and intangible assets not subject to amortization	1,910
Other long-term assets	1,222
Accounts payable and other current liabilities	(17,203)
Pension and postemployment benefits liability	(25,445)
Workers compensation and auto insurance liability	(18,838)
Other long-term liabilities	(13,518)
Total identifiable net assets (liabilities)	—
The results of operations of DNLP have been included in the Consolidated Financial Statements beginning on the closing date of the acquisition and allocated to the Company’s two operating segments consistent with the Company’s other media groups as discussed in Note 14. For the three and nine months ended September 24, 2017, reported revenues from DNLP were approximately $7.6 million and reported operating expenses were approximately $9.3 million. DNLP has not historically prepared GAAP financial statements. The Company is currently preparing audited and proforma financial statements for NYDN for the periods specified in Rule 3-05(b) of Regulation S-X.  These financial statements are not complete as of the filing date therefore the proforma information has not been included.  The Company expects to file the financial statements in the fourth quarter of 2017 and will include the proforma information in subsequent filings.
NOTE 5: INVENTORIES
Inventories consisted of the following (in thousands):

	As of
	September 24, 2017	December 25, 2016
Newsprint	$8,902	$10,462
Supplies and other	265	488
Total inventories	$9,167	$10,950
Inventories are stated at the lower of cost or net realizable value determined using the first-in, first-out (“FIFO”) basis for all inventories.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets at September 24, 2017 and December 25, 2016 consisted of the following (in thousands):

	September 24, 2017			December 25, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Subscribers (useful life of 2 to 10 years)	$24,632	$(8,272)	$16,360	$25,814	$(7,229)	$18,585
Advertiser relationships (useful life of 2 to 13 years)	42,587	(14,421)	28,166	44,271	(11,883)	32,388
Tradenames (useful life of 20 years)	15,100	(2,380)	12,720	15,100	(1,816)	13,284
Other (useful life of 1 to 20 years)	5,379	(2,126)	3,253	5,540	(1,940)	3,600
Total intangible assets subject to amortization	$87,698	$(27,199)	60,499	$90,725	$(22,868)	67,857

Software (useful life of 2 to 10 years)	$132,172	$(85,347)	46,825	$125,780	$(71,215)	54,565

Goodwill and other intangible assets not subject to amortization
Goodwill			122,640			122,469
Newspaper mastheads and other intangible assets not subject to amortization			66,239			64,304
Total goodwill and other intangible assets			$296,203			$309,195
NOTE 7: DEBT
At September 24, 2017, the Company had $363.8 million in variable-rate debt outstanding under the Term Loan Credit Agreement, as defined below. The weighted average interest rate for the variable-rate debt is 5.89%. At September 24, 2017, the fair value of borrowings outstanding under the Term Loan Credit Agreement was estimated to be $364.3 million based on Level 2 inputs, because the fair value for these instruments is determined using observable inputs in non-active markets. Level 2 inputs include quoted market prices in markets that are not active; quoted prices of assets or liabilities with similar attributes in active markets; or valuation models whose inputs are observable or unobservable but corroborated by market data.
Senior Term Facility
On August 4, 2014, the Company entered into a credit agreement (as amended, amended and restated or supplemented, the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”), and the lenders party thereto (the “Senior Term Facility”). The Senior Term Facility originally provided for secured loans (the “Term Loans”) in the aggregate principal amount of $350.0 million. The Senior Term Facility initially provided that it could be expanded by an amount up to (i) the greater of $100.0 million and an amount as will not cause the net senior secured leverage ratio after giving effect to such incurrence to exceed 2:1 plus (ii) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility, subject to certain conditions. In 2015, $70 million of the expansion was drawn for the acquisition of The San Diego Union-Tribune. As of September 24, 2017, total principal outstanding under the Term Loans was $363.8 million. The Term Loans bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. The Term Loans amortize in equal quarterly installments equal to 1.25% of principal amounts borrowed against the Senior Term Facility with the balance payable on the maturity date, August 4, 2021. The Company is the borrower under the Senior Term Facility and each of the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

customary covenants. As of September 24, 2017, $21.1 million of the principal balance is included in current liabilities, the unamortized balance of the discount was $2.6 million and the unamortized balance of the fees associated with the Term Loans was $6.3 million. As of September 24, 2017, the Company was in compliance with the covenants of the Senior Term Facility.
Senior ABL Facility
On August 4, 2014, the Company and the Subsidiary Guarantors entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility will mature on August 4, 2019. The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits the Company to increase the commitments under the Senior ABL Facility by up to $75.0 million. The Senior ABL Facility bears interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. tronc, Inc. and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. tronc, Inc. and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. The Senior ABL Facility contains a number of covenants that, among other things, limit the ability of tronc and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. Customary fees are payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. As of September 24, 2017, there were no borrowings under the Senior ABL Facility and $34.5 million of the Senior ABL Facility availability supported outstanding undrawn letters of credit in the same amount. The amount of the Senior ABL Facility availability supporting undrawn letters of credit will increase by $18.7 million in the fourth quarter once the NDLP letters of credit are transferred to the facility.
Capital Leases
The Company has capital leases on technology licenses and trucks. The total balance outstanding as of September 24, 2017 for capital leases was $7.3 million, of which $0.6 million is in short-term debt.
NOTE 8: INCOME TAXES
For the three and nine months ended September 24, 2017, the Company recorded income tax expense of $2.6 million and $9.6 million, respectively. The effective tax rate on pretax income was 56.3% and 61.8% in the three and nine months ended September 24, 2017, respectively. For the three months ended September 24, 2017, the rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, and nondeductible expenses and the domestic production activities deduction. For the nine months ended September 24, 2017, the rate differs from the U.S. federal statutory rate of 35% primarily due to the fact that the $6.0 million premium on stock buyback described in Note 11 is a nondeductible permanent difference for the calculation of income taxes. The rate also differs due to state income taxes, net of federal benefit, and nondeductible expenses and the domestic production activities deduction.
For the three and nine months ended September 25, 2016, the Company recorded income tax expense of $4.4 million and $3.3 million, respectively. The effective tax rate on pretax income was (71.1)% and (34.5)% in the three and nine months ended September 25, 2016, respectively. For the three and nine months ended September 25, 2016, the rate differs from the U.S. federal statutory rate of 35% primarily due to a $7.1 million charge to adjust the Company’s deferred taxes, as described below, state income taxes, net of federal benefit and nondeductible expenses.
During September 2016, Tribune Media Company, formerly Tribune Company (“TCO”) reached a resolution with the Internal Revenue Service (“IRS”) regarding a pre-spin tax issue. In connection with the resolution and in conjunction with the tax rules applicable to emergence from bankruptcy, TCO has adjusted the previously determined tax basis of its assets as of December 31, 2012. This adjustment affected the tax basis of the assets and liabilities, including the deferred tax liability, transferred to the Company as part of TCO’s August 4, 2014 spin-off of its publishing operations. As a result of the IRS resolution, the Company recorded a reduction in tax basis of the shares in the Company transferred from TCO against the basis in TPC stock, a subsidiary of the Company, by $17.7 million, which resulted in an additional $7.1 million deferred tax liability and a $7.1 million charge to tax expense during the quarter ended September 25, 2016.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9: PENSION AND OTHER POSTRETIREMENT BENEFITS
Multiemployer Pension Plans
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees.
Defined Benefit Plans
The Company is the sponsor of a single-employer defined benefit plan, The San Diego Union-Tribune, LLC Retirement Plan (the “San Diego Pension Plan”). The San Diego Pension Plan provides benefits to certain current and former employees of The San Diego Union-Tribune. Future benefits under the San Diego Pension Plan have been frozen since January 1, 2009. The Company contributed $10.6 million to the San Diego Pension Plan in the first nine months of 2017 and expects to contribute an additional $2.6 million to the San Diego Pension Plan during the remainder of 2017. The components of net periodic benefit credit for the Company’s defined benefit plan were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Interest cost	$2,200	$1,875	$6,600	$5,625
Expected return on assets	(2,375)	(2,450)	(7,125)	(7,350)
Amortization of actuarial loss	$25	$—	$75	$—
Net periodic benefit	$(150)	$(575)	$(450)	$(1,725)
As part of the acquisition of the New York Daily News, the Company became the sponsor of the Daily News Retirement Plan (the “NYDN Pension Plan”), a single-employer defined benefit plan. The NYDN Pension Plan provides benefits to certain current and former employees of the New York Daily News. The unfunded status of the NYDN Pension Plan is $25.4 million, as actuarially determined as of September 3, 2017, the closing date for the New York Daily News acquisition. The Company made a $1.0 million contribution to the NYDN Pension Plan in the third quarter of 2017. The net periodic benefit cost recorded subsequent to the acquisition was not material.
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

	Three Months Ended		Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Service cost	$3	$9	$9	$28
Interest cost	55	70	165	211
Amortization of prior service credits	(291)	(439)	(875)	208
Amortization of gain	(47)	—	(140)	—
Net periodic (benefit) expense	$(280)	$(360)	$(841)	$447
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

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three and nine months ended September 24, 2017 and September 25, 2016, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Income (Loss) - Numerator:
Net income (loss) available to tronc stockholders plus assumed conversions	$2,056	$(10,472)	$5,908	$(12,879)

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	33,242	36,415	34,124	32,908
Dilutive effect of employee stock options and RSUs	170	—	209	—
Adjusted weighted average shares outstanding (diluted)	33,412	36,415	34,333	32,908

Net income (loss) per common share:
Basic	$0.06	$(0.29)	$0.17	$(0.39)
Diluted	$0.06	$(0.29)	$0.17	$(0.39)
Potential dilutive common shares were anti-dilutive as a result of the Company’s net loss for the three and nine months ended September 25, 2016. As a result, basic weighted average shares were used in the calculations of basic net earnings per share and diluted earnings per share for that period.
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 755,234 and 866,292 for the three and nine months ended September 24, 2017, respectively. The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 210,329 and 333,360 for the three and nine months ended September 24, 2017, respectively.
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 1,339,604 for the three and nine months ended September 25, 2016, respectively. The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 1,375,501 for the three and nine months ended September 25, 2016, respectively.
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

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Significant Shareholders
Merrick Media, LLC
On March 23, 2017, the Company entered into Amendment No. 1 (the “Amendment”) to the Securities Purchase Agreement dated February 3, 2016 among the Company, Merrick Media, LLC (“Merrick Media”) and Michael W. Ferro, Jr., the Company’s non-executive Chairman of the Board. The Amendment increases from 25% to 30% the maximum percentage of the Company’s outstanding shares of common stock that Merrick Media and its affiliates may acquire.
Mr. Ferro is the manager of Merrick Venture Management, LLC, which is the sole manager of Merrick Media. Because Merrick Venture Management, LLC serves as the sole manager of Merrick Media, Mr. Ferro may be deemed to indirectly control all of the shares of the Company’s common stock owned by Merrick Media. Mr. Ferro, together with his affiliated entities, beneficially owned 9,497,788 shares of tronc common stock, which represented 28.3% of tronc common stock, as of September 24, 2017.
Nant Capital, LLC
Dr. Patrick Soon-Shiong, a former director of the Company, together with Nant Capital, LLC (“Nant Capital”), beneficially own 8,743,619 shares of tronc common stock, which represented 26.1% of the outstanding shares of tronc common stock as of September 24, 2017. California Capital Equity, LLC (“CalCap”) directly owns all of the equity interests of Nant Capital, and CalCap may be deemed to have beneficial ownership of the shares held by Nant Capital. Dr. Soon-Shiong directly owns all of the equity interests of CalCap and may be deemed to beneficially own, and share voting power and investment power with Nant Capital over all shares of tronc common stock beneficially owned by Nant Capital. Under the purchase agreement dated May 22, 2016, among the Company, Nant Capital and Dr. Patrick Soon-Shiong, Nant Capital and Dr. Soon-Shiong and their respective affiliates are prohibited, without the prior written approval of the Board of Directors, from acquiring additional equity of the Company if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then-outstanding shares of common stock. Nant Capital, Dr. Soon-Shiong and their respective affiliates reached this maximum percentage and therefore any additional purchases of the Company’s common stock will require prior written approval of the Board.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

	Foreign Currency	OPEB	Pension	Total
Balance at December 25, 2016	$(32)	$6,374	$(15,156)	$(8,814)
Other comprehensive income before reclassifications	1	—	$—	1
Amounts reclassified from AOCI	—	(569)	$—	(569)
Balance at September 24, 2017	(31)	5,805	(15,156)	(9,382)
The following table presents the amounts and line items in the Consolidated Statements of Income (Loss) where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the three and nine months ended September 24, 2017 and September 25, 2016 (in thousands):

	Three Months Ended		Nine Months Ended
Accumulated Other Comprehensive Income (Loss) Components	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016	Affected Line Items in the Consolidated Statements of Income (Loss)
Pension and postretirement benefit adjustments:
Prior service cost recognized	$(291)	$(439)	$(875)	$208	Compensation
Amortization of actuarial losses	(22)	—	(65)	—	Compensation
Total before taxes	(313)	(439)	(940)	208
Tax effect	(119)	(173)	(371)	82	Income tax expense (benefit)
Total reclassifications for the period	$(194)	$(266)	$(569)	$126
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
Stockholder Derivative Lawsuits
On June 1, 2016, Capital Structures Realty Advisors LLC, which purported to be a stockholder in the Company, filed a derivative lawsuit in the Delaware Court of Chancery against the members of the Company’s Board of Directors as of June 1, 2016, Dr. Patrick Soon-Shiong and Nant Capital (together with Dr. Soon-Shiong, the “Nant Defendants”).  The complaint had named the Company as a nominal defendant (together with the Company’s Board of Directors, the “Tronc Defendants”). The complaint alleged in relevant part that the Board breached its fiduciary duties by “refusing to negotiate with Gannett in good faith” and by “going forward with the stock sale” to the Nant Defendants.  The complaint further alleged that the Nant Defendants aided and abetted the Board’s breaches of fiduciary duty.  On June 6, 2016, a second derivative complaint was filed in the Delaware Court of Chancery by Monroe County Employees Retirement System, which purported to be a stockholder in the Company.  On June 15, 2016, a third, mirror image, derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named John Solak, who purported to be a stockholder in the Company.  All three cases were consolidated on June 17, 2016, under the caption In re Tribune Publishing Co. Stockholder Litigation, Consolidated C.A. No. 12401-VCS.  On June 20, 2016, a fourth, mirror image derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named B.W. Tomasino, who purported to be a stockholder in the Company.  That case was consolidated with the other three derivative cases on July 7, 2016.  The plaintiffs sought equitable

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and injunctive relief, including, without limitation, rescission of the stock sale to the Nant Defendants, implementation of a special committee to consider Gannett and any other offer for the Company, money damages, and costs and disbursements, and such other relief deemed just and proper.
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
Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management L.P. on behalf of its managed entities that were holders of Tribune Company’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”), (ii) Law Debenture Trust Company of New York (succeeded by “Delaware Trust Company”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for Tribune Company’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the series of transactions (collectively, the “Leveraged ESOP Transactions”) consummated by Tribune Company, the Tribune Company employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. As of September 24, 2017, each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Delaware Trust Company and Deutsche Bank, which remain pending before the U. S. District Court for the District of Delaware. There is no stay of the Confirmation Order in place pending resolution of the confirmation related appeals.
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
NOTE 14: SEGMENT INFORMATION
The Company’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Beginning in the second quarter of fiscal 2016, the operating segments consist of troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital only subscriptions, TCA, and forsalebyowner.com. Assets are not presented to or used by management at a segment level for making operating and investment decisions and therefore are not reported.
The Company measures segment profit using income from operations, which is defined as income from operations before net interest expense, gain on investment transactions, reorganization items and income taxes.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Operating revenues and income (loss) from operations by operating segment were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Operating revenues:
troncM	$297,252	$323,133	$921,202	$1,010,565
troncX	56,545	57,153	170,226	175,944
Corporate and eliminations	(706)	(2,050)	(2,430)	(5,553)
	$353,091	$378,236	$1,088,998	$1,180,956
Income (loss) from operations:
troncM	$14,802	$16,267	$56,312	$64,448
troncX	5,439	4,839	17,993	16,711
Corporate and eliminations	(13,987)	(20,270)	(37,085)	(69,896)
Income (loss) from operations	$6,254	$836	$37,220	$11,263
Interest expense, net	(6,544)	(6,673)	(19,425)	(20,116)
Premium on stock buyback	—	—	(6,031)	—
Loss on equity investments, net	4,993	(190)	3,721	(487)
Reorganization items, net	—	(93)	—	(236)
Income (loss) before income taxes	$4,703	$(6,120)	$15,485	$(9,576)

Depreciation and amortization
troncM	$5,626	$6,175	$18,221	$17,486
troncX	$4,124	$2,900	$10,940	$8,533
Corporate and eliminations	4,408	5,300	12,835	16,780
	$14,158	$14,375	$41,996	$42,799
The above operating revenues and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.
NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Nine months ended
	September 24, 2017	September 25, 2016
Cash paid during the period for:
Interest	$17,063	$17,886
Income taxes, net of refunds	142	(213)
Non-cash items in investing activities:
Additions to property plant and equipment under capital leases	(890)	(722)
Non-cash items in financing activities:
New capital leases	890	722

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
OVERVIEW
tronc, Inc., was formed as a Delaware corporation on November 21, 2013. tronc, Inc., together with its subsidiaries (collectively, “tronc” or the “Company”) is a media company rooted in award-winning journalism. Headquartered in Chicago, tronc operates newsrooms in ten markets with titles including Chicago Tribune, Los Angeles Times, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Newport News, Virginia’s Daily Press, Allentown, Pennsylvania’s The Morning Call, Hartford Courant and The San Diego Union-Tribune. On September 3, 2017, the Company completed the purchase of the New York Daily News, New York City’s “Hometown Newspaper”. tronc’s legacy of brands has earned a combined 105 Pulitzer Prizes and is committed to informing, inspiring and engaging local communities.
tronc’s brands create and distribute content across its media portfolio, offering integrated marketing, media, and business services to consumers and advertisers, including digital solutions and advertising opportunities.
The Company continually assesses its operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. These activities have in the past included, and could include in the future, outsourcing of various functions or operations, additional abandonment of leased space and other activities which may result in changes to employee headcount. See Note 2 to the Consolidated Financial Statements for more information on changes in operations in the third quarter of 2017. The Company expects to continue to take actions deemed appropriate to enhance profitability but does not currently know whether or when any such actions will occur or the potential costs and expected savings. Depending on the actions taken and the timing of any such actions, the anticipated cost savings could be recognized in fiscal periods that do not correspond to the fiscal period(s) in which the charges are recognized. As a result, the Company’s net income trends could be impacted and more difficult to predict.
Significant transactions and recent events
On September 3, 2017, the Company completed the acquisition of Daily News, L. P. (“DNLP”), the owner of the New York Daily News in New York City. The results of operations of DNLP have been included in the Consolidated Financial Statements beginning on the closing date of the acquisition and allocated to the Company’s two operating segments consistent with the Company’s other media groups. For the three and nine months ended September 24, 2017, the revenues from Daily News, L.P. were approximately $7.6 million and the total operating expenses were approximately $9.3 million. See Note 4 to the Consolidated Financial Statements for additional information related to the acquisition.
In July 2017, the Company sold its interest in CIPS for approximately $7.5 million, resulting in a gain of $5.6 million which is recorded in Gain (Loss) on Equity Investments in the Consolidated Statement of Income, and entered into a long-term agreement with the buyer to utilize CIPS for certain distribution efforts.
On March 23, 2017, the Company acquired, in a privately negotiated transaction with investment funds associated with Oaktree Capital Management, L.P. (“Oaktree”), 3,745,947 shares of the Company’s common stock at a purchase price of $15.00 per share for a total of $56.2 million. See Note 11 to the Consolidated Financial Statements for additional information.

Segments
The Company manages its business as two distinct segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital only subscriptions, Tribune Content Agency (“TCA”), and forsalebyowner.com.
troncM
troncM’s media groups include the Chicago Tribune Media Group, the Los Angeles Times Media Group, the San Diego Media Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group, the Daily Press Media Group and the New York Daily News Group.
In the nine months ended September 24, 2017, 44.6% of troncM’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and from the delivery of preprinted advertising supplements. Approximately 39.3% of operating revenues for the nine months ended September 24, 2017 were generated from the sale of newspapers and other publications to individual subscribers or to sales outlets that re-sell the newspapers. The remaining 16.1% of operating revenues for the nine months ended September 24, 2017 were generated from the provision of commercial printing and delivery services to other newspapers, direct mail advertising and services, and other related activities.
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

	Daily Newspapers	Weekly Newspapers	Niche Publications
Cost:	Paid	Paid and free	Paid and free
Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly, monthly or on an annual basis
Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales	Paid: Revenue from advertising, rack/box sales
		Free: Advertising revenue only	Free: Advertising revenue only

As of September 24, 2017, the Company’s prominent print publications include:

Media Group	City	Masthead	Circulation Type	Paid or Free
Chicago Tribune Media Group
	Chicago, IL	Chicago Tribune	Daily	Paid
	Chicago, IL	Chicago Magazine	Monthly	Paid
	Chicago, IL	Hoy	Weekly	Free
	Chicago, IL	RedEye	Weekly	Free
Los Angeles Times Media Group
	Los Angeles, CA	Los Angeles Times	Daily	Paid
	Los Angeles, CA	Hoy Los Angeles	Weekly	Free
San Diego Media Group
	San Diego, CA	The San Diego Union-Tribune	Daily	Paid
	San Diego, CA	Hoy San Diego	Weekly	Free
Sun Sentinel Media Group
	Broward County, FL, Palm Beach County, FL	Sun Sentinel	Daily	Paid
	Broward County, FL, Palm Beach County, FL	el Sentinel	Weekly	Free
Orlando Sentinel Media Group
	Orlando, FL	Orlando Sentinel	Daily	Paid
	Orlando, FL	el Sentinel	Weekly	Free
The Baltimore Sun Media Group
	Baltimore, MD	The Baltimore Sun	Daily	Paid
	Annapolis, MD	The Capital	Daily	Paid
	Westminster, MD	Carroll County Times	Daily	Paid
Hartford Courant Media Group
	Hartford County, CT, Middlesex County, CT, Tolland County, CT	The Hartford Courant	Daily	Paid
Daily Press Media Group
	Newport News, VA (Peninsula)	Daily Press	Daily	Paid
The Morning Call Media Group
	Lehigh Valley, PA	The Morning Call	Daily	Paid
The New York Daily News Group
	New York, NY	New York Daily News	Daily	Paid
troncX
troncX comprises the Company’s digital operations, and includes the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital only subscriptions, TCA, and forsalebyowner.com.
TCA is a syndication and licensing business providing content solutions for publishers around the globe.  Working with a vast collection of the world’s news and information sources, TCA delivers a daily news service and syndicated premium content to over 1,700 media and digital information publishers in more than 70 countries. Tribune News Service delivers material from 70 leading publications, including Los Angeles Times, Chicago Tribune, Bloomberg News, Miami Herald, The Dallas Morning News, Seattle Times and The Philadelphia Inquirer. Tribune Premium Content syndicates columnists such as Leonard Pitts, Cal Thomas, Clarence Page, Ask Amy, Mario Batali and Rick Steves. TCA manages the licensing of premium content from publications such as Rolling Stone, The Atlantic, Fast Company, Mayo Clinic, Variety and many more. TCA traces its roots to 1918.
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
In the nine months ended September 24, 2017, 80.9% of troncX’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space on interactive websites and digital marketing services. The remaining 19.1% of operating revenues for the nine months ended September 24, 2017 were generated from the sale of digital content and other related activities.
Digital advertising can be in the form of display, banner ads, coupon ads, video, search advertising and linear ads placed on tronc and affiliated websites. Advertising services include development of mobile websites, search engine marketing and optimization, social media account management and content marketing for its customers’ web presence for small to medium size businesses.
Products and Services
As of September 24, 2017, the Company’s prominent websites include:

Websites
www.tronc.com	www.orlandosentinel/elsentinel.com
www.chicagotribune.com	www.baltimoresun.com
www.chicagomag.com	www.capitalgazette.com
www.vivelohoy.com	www.carrollcountytimes.com
www.redeyechicago.com	www.courant.com
www.latimes.com	www.dailypress.com
www.la.com	www.themorningcall.com
www.hoylosangeles.com	www.forsalebyowner.com
www.sandiegouniontribune.com	www.TheDailyMeal.com
www.sun-sentinel.com	www.TheActiveTimes.com
www.sun-sentinel/elsentinel.com	www.TheCube.com
www.orlandosentinel.com	www.NYDailyNews.com
The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of tronc’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter reflect spring advertising revenues, while the fourth quarter includes advertising revenues related to the holiday season.

Results of Operations
Consolidated
Operating results for the three and nine months ended September 24, 2017 and September 25, 2016 are shown in the table below (in thousands).

	Three Months Ended			Nine Months Ended
	September 24, 2017	September 25, 2016	% Change	September 24, 2017	September 25, 2016	% Change
Operating revenues	$353,091	$378,236	(6.6%)	$1,088,998	$1,180,956	(7.8%)
Compensation	135,045	140,760	(4.1%)	394,659	453,353	(12.9%)
Newsprint and ink	20,941	25,101	(16.6%)	67,313	77,174	(12.8%)
Outside services	111,109	118,060	(5.9%)	340,298	368,733	(7.7%)
Other operating expenses	65,584	79,104	(17.1%)	207,512	227,634	(8.8%)
Depreciation and amortization	14,158	14,375	(1.5%)	41,996	42,799	(1.9%)
Operating expenses	346,837	377,400	(8.1%)	1,051,778	1,169,693	(10.1%)
Income from operations	6,254	836	*	37,220	11,263	*
Interest expense, net	(6,544)	(6,673)	(1.9%)	(19,425)	(20,116)	(3.4%)
Premium on stock buyback	—	—	*	(6,031)	—	*
Gain (loss) on equity investments, net	4,993	(190)	*	3,721	(487)	*
Reorganization items, net	—	(93)	*	—	(236)	*
Income tax expense (benefit)	2,647	4,352	(39.2%)	9,577	3,303	*
Net income (loss)	$2,056	$(10,472)	*	$5,908	$(12,879)	*
* Represents positive or negative change in excess of 100%
Three Months Ended September 24, 2017 compared to the Three Months Ended September 25, 2016
Operating Revenues—Operating revenues decreased 6.6%, or $25.1 million, in the three months ended September 24, 2017 compared to the same period for 2016. The decrease was due primarily to decreases in advertising and other revenue partially offset by an increase in circulation revenue and contributions from the acquisition of DNLP.
Compensation Expense—Compensation expense decreased 4.1%, or $5.7 million, in the three months ended September 24, 2017 due primarily to a decrease in accrued incentive compensation of $5.7 million; a decrease in salary expense of $6.7 million as a result of the reduction in headcount due to the prior periods personnel restructuring; and a decrease in medical claims and workers compensation expenses of $2.2 million. These decreases were partially offset by an increase in severance charges of $4.6 million related to current period personnel restructuring and compensation expenses from the acquisition of DNLP. See Note 2 to the Consolidated Financial Statements for additional information on personnel restructuring.
Newsprint and Ink Expense—Newsprint and ink expense declined 16.6%, or $4.2 million, in the three months ended September 24, 2017 due mainly to a 21.7% decrease in consumption, partially offset by a 3.0% increase in the average cost per ton of newsprint, partially offset by newsprint and ink expenses from the acquisition of DNLP.
Outside Services Expense—Outside services expense decreased 5.9%, or $7.0 million, in the three months ended September 24, 2017 due primarily to decreases in production and distribution expenses of $5.4 million, and professional services expenses of $3.2 million, partially offset by outside services expense from the acquisition of DNLP.

Other Operating Expenses—Other expenses decreased 17.1%, or $13.5 million, in the three months ended September 24, 2017 due primarily to a decrease of $9.4 million in occupancy expenses, $3.1 million in general operating expenses, and $1.9 million in promotion and marketing expenses, partially offset by other operating expenses from the acquisition of DNLP.
Depreciation and Amortization Expense—Depreciation and amortization expense was consistent with the prior year.
Gain (Loss) on Equity Investments, Net—Gain (loss) on equity investments, net, increased by $5.2 million for the three months ended September 24, 2017 compared to the same period for 2016 primarily due to a gain of $5.6 million related to the sale of the Company’s interest in CIPS, partially offset by to the Company’s share of operating losses from its equity investment in Nucleus Marketing Solutions, LLC.
Interest Expense, Net—Interest expense was consistent with the prior year.
Income Tax Expense—Income tax expense decreased $1.7 million for the three months ended September 24, 2017 over the prior year period primarily due to a $7.1 million charge in the third quarter of 2016 to adjust the Company’s deferred taxes. This decrease is partially offset by an increase in tax expense due to increased pre-tax income. See Note 8 to the Consolidated Financial Statements for further explanation of the charge.
The effective tax rate on pretax income was 56.3% in the three months ended September 24, 2017 This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit and non-deductible expenses.
The effective tax rate on pretax income was (71.1%) in the three months ended September 25, 2016. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, a charge to adjust the Company’s deferred taxes and nondeductible expenses.
Nine Months Ended September 24, 2017 compared to the Nine Months Ended September 25, 2016
Operating Revenues—Operating revenues decreased 7.8%, or $92.0 million, in the nine months ended September 24, 2017 compared to the same period for 2016. The decrease was due primarily to decreases in advertising and other revenue partially offset by an increase in circulation revenue and contributions from the acquisition of DNLP.
Compensation Expense—Compensation expense decreased 12.9%, or $58.7 million, in the nine months ended September 24, 2017 due primarily to a decrease in salary expense of $22.9 million as a result of the reduction in headcount due to the prior periods personnel restructuring; a decrease in accrued incentive compensation of $14.0 million; a decrease in medical claims and workers compensation expenses of $11.6 million; and a decrease in severance charges of $10.3 million related to prior period personnel restructuring. These decreases were partially offset by compensation expenses from the acquisition of DNLP.
Newsprint and Ink Expense—Newsprint and ink expense declined 12.8%, or $9.9 million, in the nine months ended September 24, 2017 due mainly to a 18.1% decrease in consumption, partially offset by a 2.6% increase in the average cost per ton of newsprint partially offset by newsprint and ink expenses from the acquisition of DNLP.
Outside Services Expense—Outside services expense decreased 7.7%, or $28.4 million, in the nine months ended September 24, 2017 due primarily to decreases in production and distribution expenses of $17.6 million, professional services expenses of $9.2 million and outside printing expenses of $4.8 million, partially offset by outside services expense from the acquisition of DNLP.
Other Operating Expenses—Other expenses decreased 8.8%, or $20.1 million, in the nine months ended September 24, 2017 due primarily to a decrease in overall general expenses, partially offset by other operating expenses from the acquisition of DNLP.
Depreciation and Amortization Expense—Depreciation and amortization expense was consistent with the prior year.
Premium on Stock Buyback—On March 23, 2017, the Company purchased 3,745,947 shares of the Company’s stock for $56.2 million, or $15 per common share. The fair value of the stock as of the purchase date was $50.2 million, or $13.39 per common share. The $6.0 million difference between the purchase price and the transaction date fair value was recorded as a premium on the stock buyback, a non-operating expense. See Note 11 to the Consolidated Financial Statements for additional information.
(Gain) Loss on Equity Investments, Net—(Gain) Loss on equity investments, net, increased by $4.2 million for the nine months ended September 24, 2017 compared to the same period for 2016 due to a gain of $5.6 million on the sale of the Company’s interest in CIPS, partially offset by the Company’s share of operating losses from its equity investment in Nucleus Marketing Solutions, LLC.
Interest Expense, Net—Interest expense was consistent with the prior year.
Income Tax Expense—Income tax expense increased $6.3 million for the nine months ended September 24, 2017 over the prior year period primarily due to an increase in pre-tax income and the permanent difference on the premium on stock buyback partially offset by a $7.1 million charge in the third quarter 2016 to adjust the Company’s deferred taxes. See Note 8 to the Consolidated Financial Statements for further explanation of the charge.
The effective tax rate on pretax income was 61.8% in the nine months ended September 24, 2017. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit and non-deductible expenses. For the nine months ended September 24, 2017, the $6.0 million premium on stock buyback, as discussed above, was a nondeductible permanent difference for the calculation of income taxes. For the nine months ended September 25, 2016, the Company recorded income tax expense of $3.3 million. The effective tax rate on pretax income was (34.5)% in the nine months ended September 25, 2016. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, nondeductible expenses, the $7.1 million charge to adjust the Company’s deferred taxes and the domestic production activities deduction.
Segments
The Company manages its business as two distinct segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital only subscriptions, TCA, and forsalebyowner.com.
The Company measures segment profit using income from operations, which is defined as net income before net interest expense, gain on investment transactions, reorganization items and income taxes.
The tables below show the segmentation of income and expenses for the three and nine months ended September 24, 2017 as compared to the three and nine months ended September 25, 2016 (in thousands). Each three-month period consists of 13 weeks.

	troncM		troncX		Corporate and Eliminations		Consolidated
	Three months ended		Three months ended		Three months ended		Three months ended
	Sept 24, 2017	Sept 25, 2016	Sept 24, 2017	Sept 25, 2016	Sept 24, 2017	Sept 25, 2016	Sept 24, 2017	Sept 25, 2016
Total revenues	$297,252	$323,133	$56,545	$57,153	$(706)	$(2,050)	$353,091	$378,236
Operating expenses	282,450	306,866	51,106	52,314	13,281	18,220	346,837	377,400
Income (loss) from operations	14,802	16,267	5,439	4,839	(13,987)	(20,270)	6,254	836
Depreciation and amortization	5,626	6,175	4,124	2,900	4,408	5,300	14,158	14,375
Adjustments (1)	8,282	8,497	1,318	1,372	5,273	11,504	14,873	21,373
Adjusted EBITDA	$28,710	$30,939	$10,881	$9,111	$(4,306)	$(3,466)	$35,285	$36,584
(1) See Non-GAAP Measures for additional information on adjustments.

	troncM		troncX		Corporate and Eliminations		Consolidated
	Nine months ended		Nine months ended		Nine months ended		Nine months ended
	Sept 24, 2017	Sept 25, 2016	Sept 24, 2017	Sept 25, 2016	Sept 24, 2017	Sept 25, 2016	Sept 24, 2017	Sept 25, 2016
Total revenues	$921,202	$1,010,565	$170,226	$175,944	$(2,430)	$(5,553)	$1,088,998	$1,180,956
Operating expenses	864,890	946,117	152,233	159,233	34,655	64,343	1,051,778	1,169,693
Income (loss) from operations	56,312	64,448	17,993	16,711	(37,085)	(69,896)	37,220	11,263
Depreciation and amortization	18,221	17,486	10,940	8,533	12,835	16,780	41,996	42,799
Adjustments (1)	17,721	13,470	3,453	3,417	13,031	42,773	34,205	59,660
Adjusted EBITDA	$92,254	$95,404	$32,386	$28,661	$(11,219)	$(10,343)	$113,421	$113,722
(1) See Non-GAAP Measures for additional information on adjustments.
troncM

	Three Months Ended			Nine Months Ended
(in thousands)	September 24, 2017	September 25, 2016	% Change	September 24, 2017	September 25, 2016	% Change
Operating revenues:
Advertising	$127,363	$154,513	(17.6%)	$410,815	$493,233	(16.7%)
Circulation	122,320	117,095	4.5%	362,697	356,831	1.6%
Other	47,569	51,525	(7.7%)	147,690	160,501	(8.0%)
Total revenues	297,252	323,133	(8.0%)	921,202	1,010,565	(8.8%)
Operating expenses	282,450	306,866	(8.0%)	864,890	946,117	(8.6%)
Income from operations	14,802	16,267	(9.0%)	56,312	64,448	(12.6%)
Depreciation and amortization	5,626	6,175	(8.9%)	18,221	17,486	4.2%
Adjustments (1)	8,282	8,497	(2.5%)	17,721	13,470	31.6%
Adjusted EBITDA	$28,710	$30,939	(7.2%)	$92,254	$95,404	(3.3%)
(1) See Non-GAAP Measures for additional information on adjustments.
Three Months Ended September 24, 2017 compared to the Three Months Ended September 25, 2016
Advertising Revenues—Total advertising revenues decreased 17.6%, or $27.2 million, in the three months ended September 24, 2017. Retail advertising decreased $22.9 million, year over year, primarily due to decreases in specialty merchandise, department stores, personal services, financial services, food and drug stores, furniture, hardware stores and car dealership categories. National advertising decreased $4.2 million, year over year, primarily due to decreases in movies, package goods and advertising agencies. Classified advertising revenues decreased $1.9 million, primarily due to decreases in recruitment, and legal categories. These decreases were partially offset by contributions from the acquisition of DNLP.
Circulation Revenues—Circulation revenues increased 4.5%, or 5.2 million, in the three months ended September 24, 2017, due primarily to an increase in rates and contributions from the acquisition of DNLP.
Other Revenues—Other revenues decreased 7.7%, or $4.0 million, in the three months ended September 24, 2017, due primarily to declines in content syndication and other revenues of $2.6 million, commercial print and delivery revenues of $1.3 million for third-party publications and declines in direct mail revenues of $1.1 million. These declines were partially offset by contributions from the acquisition of DNLP.

Operating Expenses—Operating expenses decreased 8.0%, or $24.4 million, in the three months ended September 24, 2017, due primarily to decreases in almost all expense categories, partially offset by an increase in corporate allocations and operating expenses from the acquisition of DNLP.
Nine Months Ended September 24, 2017 compared to the Nine Months Ended September 25, 2016
Advertising Revenues—Total advertising revenues decreased 16.7%, or $82.4 million, in the nine months ended September 24, 2017. Retail advertising decreased $65.6 million, year over year, primarily due to decreases in specialty merchandise, department stores, personal services, financial services, food and drug stores, furniture, hardware stores and car dealership categories. National advertising decreased $12.8 million, year over year, primarily due to decreases in movies, package goods and advertising agencies. Classified advertising revenues decreased $5.9 million, primarily due to decreases in recruitment, and legal categories. These decreases were partially offset by contributions from the acquisition of DNLP.
Circulation Revenues—Circulation revenues increased 1.6%, or $5.9 million, in the three months ended September 24, 2017. This is primarily due to an increase in rates and contributions from the acquisition of DNLP.
Other Revenues—Other revenues decreased 8.0%, or $12.8 million, in the nine months ended September 24, 2017, due primarily to declines in commercial print and delivery revenues of $5.8 million for third-party publications, direct mail revenues of $5.1 million, and content syndication and other revenues of $3.0 million. These decreases were partially offset by contributions from the acquisition of DNLP.
Operating Expenses—Operating expenses decreased 8.6%, or $81.2 million, in the three months ended September 24, 2017, due primarily to decreases in almost all expense categories, partially offset by an increase in corporate allocations and operating expenses from the acquisition of DNLP.
troncX

	Three Months Ended			Nine Months Ended
(in thousands)	September 24, 2017	September 25, 2016	% Change	September 24, 2017	September 25, 2016	% Change
Operating revenues:
Advertising	$45,394	$47,341	(4.1%)	$137,712	$146,437	(6.0%)
Content	11,151	9,812	13.6%	32,514	29,507	10.2%
Total revenues	56,545	57,153	(1.1%)	170,226	175,944	(3.2%)
Operating expenses	51,106	52,314	(2.3%)	152,233	159,233	(4.4%)
Income from operations	5,439	4,839	12.4%	17,993	16,711	7.7%
Depreciation and amortization	4,124	2,900	42.2%	10,940	8,533	28.2%
Adjustments (1)	1,318	1,372	(3.9%)	3,453	3,417	1.1%
Adjusted EBITDA	$10,881	$9,111	19.4%	$32,386	$28,661	13.0%
* Represents positive or negative change in excess of 100%
(1) See Non-GAAP Measures for additional information on adjustments.
Three Months Ended September 24, 2017 compared to the Three Months Ended September 25, 2016
Advertising Revenues—Total advertising revenues decreased 4.1%, or $1.9 million, in the three months ended September 24, 2017. Classified advertising revenue decreased $4.6 million, primarily due to decreases in the recruitment, real estate and automotive categories. This decrease was partially offset by an increase in national advertising revenue of $1.9 million, primarily due to increases in programmatic revenue. Retail advertising revenue was consistent with prior year. The decreases were partially offset by contributions from the acquisition of DNLP.
Content Revenues—Content revenues increased 13.6%, or $1.3 million, in the three months ended September 24, 2017, with increases in digital subscription revenue partially offset by decreases in content syndication.
Operating Expenses—Operating expenses decreased 2.3%, or $1.2 million, in the three months ended September 24, 2017, due primarily to decreases across all expense categories partially offset by operating expenses from the acquisition of DNLP.

Nine Months Ended September 24, 2017 compared to the Nine Months Ended September 25, 2016
Advertising Revenues—Total advertising revenues decreased 6.0%, or $8.7 million, in the nine months ended September 24, 2017. Classified advertising revenue decreased $15.2 million, primarily due to decreases in the recruitment, real estate and automotive categories. This decrease was partially offset by increases in national advertising of $3.8 million, primarily due to increases in programmatic revenue, increases in other advertising revenue of $1.7 million due to increases in revenue shares received from advertising partners due to increased volume and contributions from the acquisition of DNLP. Retail advertising revenue was consistent with prior year.
Content Revenues—Content revenues increased 10.2%, or $3.0 million, in the nine months ended September 24, 2017, with increases in digital subscription revenue partially offset by decreases in content syndication.
Operating Expenses—Operating expenses decreased 4.4%, or $7.0 million, in the three months ended September 24, 2017, due primarily to decreases across all expense categories partially offset by operating expenses from the acquisition of DNLP.
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

	Three Months Ended			Nine Months Ended
(in thousands)	September 24, 2017	September 25, 2016	% Change	September 24, 2017	September 25, 2016	% Change
Net income (loss)	$2,056	$(10,472)	*	$5,908	$(12,879)	*

Income tax expense (benefit)	2,647	4,352	(39.2%)	9,577	3,303	*
Loss on equity investments, net	(4,993)	190	*	(3,721)	487	*
Premium on stock buyback	—	—	*	6,031	—	*
Interest expense, net	6,544	6,673	(1.9%)	19,425	20,116	(3.4%)
Reorganization items, net	—	93	*	—	236	*
Income from operations	6,254	836	*	37,220	11,263	*
Depreciation and amortization	14,158	14,375	(1.5%)	41,996	42,799	(1.9%)
Restructuring and transaction costs(1)	11,971	17,020	(29.7%)	26,527	40,120	(33.9%)
Stock-based compensation	2,882	2,181	32.1%	7,279	6,000	21.3%
Employee voluntary separation program	20	2,172	(99.1%)	401	13,540	(97.0%)
Adjusted EBITDA	$35,285	$36,584	(3.6%)	$113,423	$113,722	(0.3%)
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
The table below details the total operating, investing and financing activity cash flows for the nine months ended September 24, 2017 and September 25, 2016 (in thousands):

	Nine Months Ended
	September 24, 2017	September 25, 2016
Net cash provided by operating activities	$65,057	$55,642
Net cash used for investing activities	(3,845)	(716)
Net cash provided by (used for) financing activities	(74,409)	91,367
Net increase (decrease) in cash	$(13,197)	$146,293

Cash flow generated from operating activities is tronc’s primary source of liquidity. Net cash provided by operating activities was $65.1 million for the nine months ended September 24, 2017, up $9.4 million from $55.6 million for the nine months ended September 25, 2016. The increase was primarily driven by better operating results, and lower required pension contributions in 2017, partially offset by less favorable fluctuations in working capital.
Net cash used for investing activities totaled $3.8 million in the nine months ended September 24, 2017 primarily due to $13.4 million used for capital expenditures partially offset by proceeds from the sale of CIPS of $7.5 million. In the nine months ended September 25, 2016, net cash used for investing activities totaled $0.7 million and included $1.3 million used to purchase domain names including LA.com and $15.9 million for capital expenditures, partially offset by $1.2 million provided by a sale of the Company’s interest in Contend LLC.
Net cash used for financing activities totaled $74.4 million in the nine months ended September 24, 2017. During the period the Company purchased shares of common stock for a total price of $56.2 million and made $15.8 million of principal payments on senior debt. In the nine months ended September 25, 2016, net cash provided by financing activities totaled $91.4 million which included net proceeds of $113.3 million from the private placement of 9.9 million shares of common stock, partially offset by $15.8 million in loan payments on senior debt and $4.9 million paid for stockholder dividends.
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
Employee Reductions
In the fourth quarter of 2015, the Company offered an Employee Voluntary Separation Program (“EVSP”), which provided enhanced separation benefits to eligible non-union employees with more than one year of service.  The Company is funding the EVSP ratably over the payout period through salary continuation instead of lump sum severance payments. The salary continuation payments started in the fourth quarter of 2015 and continue through the first half of 2018. The Company recorded a charge of $0.3 million for the nine months ended September 24, 2017, respectively, for related severance, benefits and taxes in connection with the EVSP compared to $0.8 million and $9.7 million recorded for the three and nine months ended September 25, 2016, respectively. The charge for the three months ended September 24, 2017 was not material.
During the first quarter of 2016, the Company began the process to outsource its information technology function (“ITO”), which was substantially completed by the end of 2016. The related salary continuation payments started in the first quarter of 2016 and continue through the third quarter of 2018. The Company recorded a pretax charge of $0.1 million for the nine months ended September 24, 2017 for severance, benefits and taxes in connection with the ITO, compared to a charge of $1.5 million and $4.4 million for the three and nine months ended September 25, 2016, respectively. The charge for the three months ended September 24, 2017 was not material.
During the second quarter of 2017, the Company contracted with a third party to outsource the printing, packaging and delivery of the Orlando Sentinel. The services were fully transitioned to the third party by September 24, 2017. The change in operations resulted in staff reductions of 112 positions and a pretax charge related to those reductions of $2.2 million which was recorded in the second quarter of 2017. The related salary continuation payments began in the third quarter of 2017 and are expected to continue through the third quarter of 2018.
Additionally, during the second quarter of 2017, the Company offered enhanced severance benefits to certain eligible non-union employees of the Los Angeles Times with a length of service with the organization of over 15 years. This offering resulted in staff reductions of 25 positions with a total charge of $2.6 million recognized in the third quarter of 2017. The related salary continuation payments began in the third quarter of 2017 and are expected to continue through the fourth quarter of 2018.
In addition to the actions listed above, the Company implemented additional reductions of 78 and 200 positions in the three and nine months ended September 24, 2017, respectively, and recorded pretax charges related to these reductions and executive separations of $5.4 million and $8.6 million, respectively. For the three and nine months ended September 25, 2016, the Company implemented additional reductions of 56 and 168 positions, respectively, and recorded a pretax charge related to these reductions and executive separations of $1.5 million and $10.4 million, respectively.
Senior Term Facility
As of September 24, 2017, total principal outstanding under the secured loans (the “Term Loans”) provided for by the credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto dated August 4, 2014 (the “Senior Term Facility”) was $363.8 million. The Term Loans bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. The Term Loans amortize in equal quarterly installments equal to 1.25% of principal amounts borrowed against the Senior Term Facility with the balance payable on the maturity date, August 4, 2021. tronc, Inc, is the borrower under the Senior Term Facility and each of the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of tronc and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. The weighted average interest rate for the variable rate debt is 5.75%. As of September 24, 2017, the unamortized balance of the original issue discount was $2.6 million and the unamortized balance of the debt issuance costs associated with the term loans was $6.3 million. As of September 24, 2017, the Company was in compliance with the covenants of the Senior Term Facility.
Senior ABL Facility
The credit agreement between the Company, Bank of America, N.A., as administrative agent, collateral agent swing line lender and letter of credit issuer and the lenders party thereto dated August 4, 2014 (the “Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits tronc to increase the commitments under the Senior ABL Facility by up to $75.0 million. The Senior ABL Facility bears interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin and will mature on August 4, 2019. tronc, Inc. and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. tronc, Inc. and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. The Senior ABL Facility contains a number of covenants that, among other things, limit the ability of tronc and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. Customary fees are payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. As of September 24, 2017, there were no borrowings under the Senior ABL Facility and $34.5 million of the Senior ABL Facility availability supported outstanding undrawn letters of credit in the same amount. The amount of the Senior ABL Facility availability supporting undrawn letters of credit will increase by $18.7 million in the fourth quarter once the NDLP letters of credit are transferred to the facility.

New Accounting Standards
See Note 1 in the Consolidated Financial Statements for a description of new accounting standards issued and/or adopted in the nine months ended September 24, 2017.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 24, 2017, there had been no material changes in the Company’s exposure to market risk from the disclosure included in the annual report on Form 10-K as filed with the SEC on March 8, 2017.
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
Except as discussed below, there has been no change in our internal control over financial reporting that occurred during the quarter ended September 24, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As discussed above, the Company completed the acquisition of DNLP on September 3, 2017, including its principal operating entity, the New York Daily News in New York City. The Company is currently in process of integrating the New York Daily News into its existing internal control over financial reporting processes. In executing this integration, the Company is analyzing, evaluating, and, where necessary, may make changes in controls and procedures related to the New York Daily News operations. The Company expects that this process will be completed in fiscal year 2018. The Company expects to exclude the New York Daily News from its assessment of internal control over financial reporting as of December 31, 2017, in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition.
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
Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management L.P. on behalf of its managed entities that were holders of Tribune Company’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”), (ii) Law Debenture Trust Company of New York (succeeded by Delaware Trust Company (“Delaware Trust”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for Tribune Company’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the series of transactions (collectively, the “Leveraged ESOP Transactions”) consummated by Tribune Company, the Tribune Company employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. As of September 24, 2017, each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Delaware Trust and Deutsche Bank, which remain pending before the U. S. District Court for the District of Delaware. There is no stay of the Confirmation Order in place pending resolution of the confirmation related appeals.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In August 2015, our Board of Directors authorized $30 million to be used for stock repurchases for 24 months from the date of authorization. No repurchases were made under the plan in the three months ended September 24, 2017. The plan expired in August 2017.
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
Exhibit                Description
Number

2.1*	Partnership Interest Purchase Agreement, dated September 3, 2017, by and among Daily News, L.P., TRX Pubco, LLC, Tribune Publishing Company, LLC, Mortimer B. Zuckerman, New DN Company, The Mortimer B.

Zuckerman 1983 Family Trust, New DN Company (as the Sellers’ Representative) and the Management Trust defined in the Purchase Agreement (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on September 5, 2017).

3.1*	Amended and Restated Certificate of Incorporation of tronc, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 8-A filed on June 17, 2016).

3.2*	Amended and Restated By-laws of tronc, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 8-A filed on June 17, 2016).

10.1	Form of Restricted Stock Award Agreement (Non-Employee Director) for awards made beginning in 2017

10.2*
Executive Employment Agreement by and between Ross Levinsohn and Tribune Interactive, LLC, effective August 21, 2017, (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 23, 2017)

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

TRONC, INC.

November 3, 2017	By:	/s/ Terry Jimenez
Terry Jimenez
(Chief Financial Officer and Principal Accounting Officer)