Form 10-K
period 2017-12-31
tronc, Inc.
filed 2018-03-16
CIK 1593195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
TRONC, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

435 North Michigan Avenue
Chicago Illinois	60611
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (312) 222-9100
Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes   No  X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to the Form 10-K [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ____	Accelerated filer X
Non-accelerated filer	Smaller reporting company ____
Emerging growth company _____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex-change Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $316,671,076 based upon the closing market price of $13.38 per share of Common Stock on the Nasdaq Global Select Market as of June 25, 2017.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 12, 2018
Common Stock, par value $0.01 per share	35,702,740
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The statements contained in this Annual Report on Form 10-K, as well as the information contained in the notes to our Consolidated Financial Statements, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based largely on our current expectations and reflect various estimates and assumptions by us. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in such forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond our control, include: changes in advertising demand, circulation levels and audience shares; competition and other economic conditions; factors impacting the ability to close our recently announced agreement to sell our California properties; economic and market conditions that could impact the level of our required contributions to the defined benefit pension plans to which we contribute; decisions by trustees under rehabilitation plans (if applicable) or other contributing employers with respect to multiemployer plans to which we contribute which could impact the level of our contributions; our ability to develop and grow our online businesses; changes in newsprint price; our ability to maintain effective internal control over financial reporting; concentration of stock ownership among our principal stockholders whose interest may differ from those of other stockholders; and other events beyond our control that may result in unexpected adverse operating results, including those discussed in Item 1A. - Risk Factors in this filing.
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
Item 1. Business
Overview
tronc, Inc., formerly Tribune Publishing Company, was formed as a Delaware corporation on November 21, 2013. tronc, Inc., and its subsidiaries (collectively, the “Company” or “tronc”) is a media company rooted in award-winning journalism. Headquartered in Chicago, tronc operates newsrooms in ten of the nation’s largest markets with titles including the Chicago Tribune, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Newport News, Virginia’s Daily Press, Allentown, Pennsylvania’s The Morning Call, Hartford Courant, Los Angeles Times, and The San Diego Union Tribune. On September 3, 2017, the Company completed the purchase of the New York Daily News, New York City’s “Hometown Newspaper”. tronc’s legacy of brands, including the New York Daily News, has earned a combined 105 Pulitzer Prizes and is committed to informing, inspiring and engaging local communities.
On February 7, 2018, tronc entered into a Membership Interest Purchase Agreement (the “MIPA”), by and between the Company and Nant Capital, LLC (“Nant Capital”), pursuant to which the Company will sell the Los Angeles Times, The San Diego Union-Tribune and various other of the Company’s California titles to Nant Capital for an aggregate purchase price of $500 million in cash plus the assumption of $90 million in underfunded pension liabilities (the “Nant Transaction”).  The Nant Transaction is expected to close in the late first quarter or early second quarter of 2018.
Since these properties were not assets held for sale or discontinued operations as of December 31, 2017, any discussions of the business of the Company and all reported financial and operating results and metrics reflect inclusion of the Los Angeles Times and The San Diego Union-Tribune.
tronc’s brands create and distribute content across its media portfolio, offering integrated marketing, media, and business services to consumers and advertisers, including digital solutions and advertising opportunities.The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of tronc’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter reflect spring advertising revenues, while the fourth quarter includes advertising revenues related to the holiday season.
tronc manages its business as two distinct segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local websites and mobile applications, digital only subscriptions, as well as Tribune Content Agency (“TCA”) and forsalebyowner.com.
troncM
troncM’s media groups include the Chicago Tribune Media Group, the New York Daily News Media Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group, the Daily Press Media Group, the Los Angeles Times Media Group, and the San Diego Media Group. tronc’s major daily newspapers have served their respective communities with local, regional, national and international news and information for more than 150 years. The Hartford Courant is the nation’s oldest continuously published newspaper and celebrated its 250th anniversary in October 2014.
In the year ended December 31, 2017, 44.9% of troncM’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and from the delivery of preprinted advertising supplements. Approximately 39.5% of operating revenues for the year ended December 31, 2017 were generated from the sale of newspapers and other owned publications to individual subscribers or to sales outlets that re-sell the newspapers. The remaining 15.6% of operating revenues for the year ended December 31, 2017 were generated from the provision of commercial printing and delivery services to other newspapers, direct mail advertising and services, and other related activities.
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
Other revenues are derived from commercial printing and delivery services provided to other newspapers, direct mail advertising and services and other related activities. The Company contracts with a number of national and local newspapers to both print and distribute their respective publications in local markets where it is a newspaper publisher. In some instances where it prints publications, it also manages and procures newsprint, ink and plates on their behalf. These arrangements allow the Company to leverage its investment in infrastructure utilized for its own publications. As a result, these arrangements tend to contribute incremental profitability and revenues. The Company currently distributes national newspapers (including The New York Times, USA Today, and The Wall Street Journal) in some of its local markets under multiple agreements. Additionally, in Chicago, New York, Hartford, Fort Lauderdale and Los Angeles, the Company provides some or all of these services to other local publications.
troncM Products and Services
troncM’s product mix consists of three publication types: (i) daily newspapers, (ii) weekly newspapers and (iii) niche publications and direct mail. The key characteristics of each of these types of publications are summarized in the table below.

	Daily Newspapers	Weekly Newspapers	Niche Publications

Consumer Cost:	Paid	Paid and free	Paid and free
Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly, monthly or on an annual basis
tronc Revenue:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales	Paid: Revenue from advertising, rack/box sales
		Free: Advertising revenue only	Free: Advertising revenue only

As of December 31, 2017, troncM’s prominent print publications included:

Media Group	City	Masthead	Circulation Type	Paid or Free
Chicago Tribune Media Group
	Chicago, IL	Chicago Tribune	Daily	Paid
	Chicago, IL	Chicago Magazine	Monthly	Paid
	Chicago, IL	Hoy	Weekly	Free
	Chicago, IL	RedEye	Weekly	Free
New York Daily News Media Group
	New York, NY	New York Daily News	Daily	Paid
Sun Sentinel Media Group
	Broward County, FL, Palm Beach County, FL	Sun Sentinel	Daily	Paid
	Broward County, FL, Palm Beach County, FL	el Sentinel	Weekly	Free
Orlando Sentinel Media Group
	Orlando, FL	Orlando Sentinel	Daily	Paid
	Orlando, FL	el Sentinel	Weekly	Free
The Baltimore Sun Media Group
	Baltimore, MD	The Baltimore Sun	Daily	Paid
	Annapolis, MD	The Capital	Daily	Paid
	Westminster, MD	Carroll County Times	Daily	Paid
Hartford Courant Media Group
	Middlesex County, CT, Tolland County, CT, Hartford County, CT	The Hartford Courant	Daily	Paid
Daily Press Media Group
	Newport News, VA (Peninsula)	Daily Press	Daily	Paid
The Morning Call Media Group
	Lehigh Valley, PA	The Morning Call	Daily	Paid
Los Angeles Times Media Group
	Los Angeles, CA	Los Angeles Times	Daily	Paid
	Los Angeles, CA	Hoy Los Angeles	Weekly	Free
San Diego Media Group
	San Diego, CA	The San Diego Union-Tribune	Daily	Paid
	San Diego, CA	Hoy San Diego	Weekly	Free
troncM Acquisitions
On September 3, 2017, the Company completed the acquisition of 100% of the partnership interests in Daily News, L. P. (“DNLP”), the owner of the New York Daily News in New York City, pursuant to the Partnership Interest Purchase Agreement dated September 3, 2017, for a cash purchase price of one dollar and the assumption of various liabilities, subject to a post-closing working capital adjustment. In May 2015, the Company acquired The San Diego Union-Tribune (f/k/a the U-T San Diego) and nine community weeklies and related digital properties in San Diego County, California. For further information regarding the Company’s acquisitions, see Note 5 of the Consolidated Financial Statements.

troncX
troncX is comprised of the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital only subscriptions, TCA and forsalebyowner.com.
TCA is a syndication and licensing business providing quality content solutions for publishers around the globe.  Working with a vast collection of the world’s best news and information sources, TCA delivers a daily news service and syndicated premium content to 1,700 media and digital information publishers in over 70 countries. Tribune News Service delivers the best material from 70 leading companies, including Los Angeles Times, Chicago Tribune, Bloomberg News, Miami Herald, The Dallas Morning News, Seattle Times and The Philadelphia Inquirer. Tribune Premium Content syndicates columnists such as Leonard Pitts, Cal Thomas, Clarence Page, Ask Amy, Mario Batali and Rick Steves. TCA manages the licensing of premium content from publications such as Rolling Stone, The Atlantic, Fast Company, Mayo Clinic, Inc. and many more. TCA traces its roots to 1918.
forsalebyowner.com is a national consumer-to-consumer focused real estate website. The majority of the revenue generated by forsalebyowner.com is generated through its website, but approximately one-third is generated through a call center and strategic partnerships with service providers in the real estate industry. The business generates the majority of its revenue by selling listing packages directly to home sellers who receive online advertising, home pricing tools, marketing advice, yard signs and technical support. forsalebyowner.com also sells packages that allow home sellers to list their homes with other national websites such as Zillow and Realtor.com as well as their local multiple listing service (“MLS”).
In the year ended December 31, 2017, 80.9% of troncX’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space on interactive websites and from digital marketing services. Digital advertising can be in the form of display, banner ads, advertising widgets, coupon ads, video, search advertising and linear ads placed on tronc and affiliated websites. Digital marketing services include development of mobile websites, search engine marketing and optimization, social media account management and content marketing for its customers’ web presence for small to medium size businesses.
The remaining 19.1% of operating revenues for the year ended December 31, 2017 were generated from the sale of digital content and other related activities.
troncX Products and Services
As of December 31, 2017, the Company’s prominent websites include:

Websites
www.tronc.com	www.carrollcountytimes.com
www.chicagotribune.com	www.courant.com
www.chicagomag.com	www.dailypress.com
www.vivelohoy.com	www.themorningcall.com
www.redeyechicago.com	www.forsalebyowner.com
www.NYDailyNews.com	www.TheDailyMeal.com
www.sun-sentinel.com	www.TheActiveTimes.com
www.sun-sentinel/elsentinel.com	www.latimes.com
www.orlandosentinel.com	www.la.com
www.orlandosentinel/elsentinel.com	www.hoylosangeles.com
www.baltimoresun.com	www.sandiegouniontribune.com
www.capitalgazette.com

troncX Acquisitions
In December 2016, the Company completed acquisitions totaling $7.6 million of Spanfeller Media, a digital platform which includes The Daily Meal and The Active Times, and other immaterial properties. For further information regarding the Company’s acquisitions, see Note 5 of the Consolidated Financial Statements.
Competition
Each of the Company’s ten major daily newspapers holds a leading market position in their respective DMAs, or designated market areas, as determined by Nielsen, and competes for readership and advertising with both local or community newspapers as well as national newspapers and other traditional and web-based media sources. The Company faces competition for both advertising dollars and consumers’ dollars and attention.
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
The secular shift impacting how content is consumed, including the ubiquity of mobile platforms, has led to increased competition from a wide variety of new digital content offerings, many of which are often free to users. Besides price, variables impacting customer acquisition and retention include the quality and nature of the user experience and the quality of the content offered.
To address the structural shift to digital media, the Company provides editorial content on a wide variety of platforms and formats - from the printed daily newspaper to leading local websites; on social network sites such as Facebook, Apple News and Twitter; on smartphones, tablets and e-readers; on websites and blogs; in niche online publications and in e-mail newsletters.
Raw Materials
As a publisher of newspapers, tronc utilizes substantial quantities of various types of paper. During 2017, we consumed approximately 137 thousand metric tons of newsprint. We currently obtain substantially all of our newsprint from one North American supplier, primarily under a long-term contract. Substantially all of our paper purchasing is done through a national purchasing aggregator who then draws upon Canadian and U.S. based newsprint producers. We believe that our current source of paper supply is adequate. Our earnings are sensitive to changes in newsprint prices. Newsprint and ink expense accounted for 6.5% of total operating expenses in fiscal year 2017.
Employees
As of December 31, 2017, we had approximately 6,581 full-time and part-time employees, including approximately 1,097 employees represented by various employee unions. We believe our relations with our employees are satisfactory. Subsequent to 2017 year-end approximately 400 editorial employees at the Los Angeles Times voted to be represented by a union and will soon begin negotiating a collective bargaining agreement.
Intellectual Property
Currently, our operations are generally not reliant on patents owned by third parties. However, because we operate a large number of websites and mobile applications in high-visibility markets, we do defend patent litigation, from time to time, brought primarily by non-practicing entities, as opposed to marketplace competitors. We have sought patent protection in certain instances; however, we do not consider patents to be material to our business as a whole. Of greater importance to our overall business are the federal, international and state trademark registrations and applications that protect, along with our common law rights, our brands, certain of which are long-standing and well known, such as Chicago Tribune, New York Daily News and The Hartford Courant. Generally, the duration of a trademark registration is perpetual if it is renewed on a timely basis and continues to be used properly as a trademark. We also own a large number of copyrights, none of which individually is material to the business. We maintain certain licensing and content sharing relationships with third-party content providers that allow us to produce the particular content mix we provide to our customers in our markets. The Company entered into a number of agreements with Tribune Media Company, formerly Tribune Company (“TCO”), or its subsidiaries that provide for licenses to certain intellectual property, and in particular, we entered into a license agreement with TCO that provides a non-exclusive, royalty-free license for us to use certain trademarks, service marks and trade names, including the Tribune name. Other than the foregoing and commercially available software licenses, we do not believe that any of our licenses to third-party intellectual property are material to our business as a whole.
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
Advertising revenue is our largest source of revenue. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. National and local economic conditions, particularly in major metropolitan markets, affect the levels of retail, national and classified newspaper advertising revenue. Changes in gross domestic product, consumer spending, auto sales, fuel prices, housing sales, unemployment rates, job creation, and circulation levels and rates, as well as federal, state and local election cycles, all affect demand for advertising.

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
Any changes we make to our business model to address these challenges may require significant capital investments. We have invested, and expect to continue to invest, in digital technologies. However, we may be limited in our ability to invest funds and resources in digital products, services or opportunities and we may incur costs of research and development in building and maintaining the necessary and continually evolving technology infrastructure. Some of our competitors may have greater operational, financial and other resources or may otherwise be better positioned to compete for opportunities and as a result, our digital businesses may be less successful, which may adversely affect our business and financial results.
Our business operates in highly competitive markets and our ability to maintain market share and generate operating revenues depends on how effectively we compete with our competition.
Our business operates in highly competitive markets. Our newspapers often times compete for audiences and advertising revenue with other newspapers as well as with other media such as the Internet, magazines, broadcast, cable and satellite television, radio, direct mail, and yellow pages. Some of our competitors have greater financial and other resources than we do.
Our operating revenues primarily consist of advertising and paid circulation. Competition for advertising expenditures and paid circulation comes from a variety of sources, including local, regional and national newspapers, the Internet, including news aggregation websites, social media websites and search engines, magazines, broadcast, cable and satellite television, radio, direct mail, yellow pages, outdoor billboards, and other media. Free daily newspapers are available in several metropolitan markets, and there can be no assurance that free daily publications, or other publications, will not be introduced in any markets in which we publish newspapers. Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics, and circulation levels. Competition for circulation is based largely upon the content of the newspaper, its price, editorial quality, customer service, and other sources of news and information. Circulation revenue and our ability to achieve price increases for, or even maintain prices for, our print products may be affected by competition from other publications and other forms of media available in our various markets, declining consumer spending on discretionary items like newspapers, decreasing amounts of free time, and declining frequency of regular newspaper buying among certain demographics. We may incur higher costs competing for advertising dollars and paid circulation. If we are not able to compete effectively for advertising dollars and paid circulation, our operating revenues may decline and our financial condition and results of operations may be adversely affected.
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
There are no assurances that we will be able to attract and retain employees with skill sets and knowledge base needed to successfully operate in a digital business structure, that our sales force will be able to effectively sell advertising in the digital advertising arena versus our historical print advertising business, or that we will be able to effect the operational changes necessary to transition to from a print-focused business to a digital-focused business. We may be limited in our ability to invest funds and resources in digital products, services or opportunities, and we may incur research and development costs in building, maintaining and evolving our technology infrastructure.
The recently announced sale of our California properties may or may not be consummated and no assurances can be given how either event could impact our results of operations and financial condition.
On February 7, 2018, we entered into the MIPA with Nant Capital, pursuant to which we agreed to the Nant Transaction.  We will retain certain liabilities associated with the California properties.  The Nant Transaction, which is expected to close in the late first quarter or early second quarter of 2018, is subject to customary closing conditions, many of which are beyond our control. We are currently considering the best use of the after-tax proceeds of the Nant Transaction.
There can be no assurances whether all of the required closing conditions will be satisfied or waived or if other uncertainties may arise, that there will not be a delay in the closing of the Nant Transaction, or that the transaction will close at all. If the Nant Transaction does not close, we will continue to be the sponsor of the San Diego Pension Plan, which has a $90 million unfunded liability. A failure to complete the Nant Transaction on a timely basis or at all could result in negative publicity and which could impact the price of our common stock.
If the Nant Transaction does close on the terms currently contemplated, we expect our revenues and net income will decrease. For the year ended December 31, 2017, the California properties accounted for 33.0% of our total revenues. In addition, without the California properties, the scale and geographic scope of our operations will be substantially decreased, which could negatively impact our negotiating power in connection with both advertising sales rates as well as newsprint purchasing prices. Further, even if we do consummate the Nant Transaction, we may or may not be able to execute on our planned digital growth strategy through additional acquisitions. Each of these events could adversely affect our results of operations, financial condition and profitability.
Decreases, or slow growth, in circulation may adversely affect our circulation and advertising revenues.
Our newspapers, and the newspaper industry as a whole, are experiencing reduced consumer demand for print circulation and decreased circulation revenue. This results from, among other factors, increased competition from other media, particularly the Internet (which are often free to users), changing newspaper readership demographics and shifting preferences among some consumers to receive all or a portion of their news other than from a newspaper. These factors could affect our ability to implement circulation price increases, or even maintain current pricing, for our print products. As a result, our print circulation and circulation revenue may decline or may decline at a faster rate than anticipated.
In addition, our circulation revenue is sensitive to discretionary spending available to subscribers in the markets we serve, as well as their perceptions of economic trends and uncertainty. Weak economic indicators in various regions across the nation may adversely impact subscriber sentiment and therefore impair our ability to maintain and grow our circulation.
A prolonged decline in circulation could affect the rate and volume of advertising revenue. To maintain a certain level of our circulation base, we may incur additional costs, and may not be able to recover these costs through circulation and advertising revenue. To address declining circulation, we may increase spending on marketing designed to retain our existing subscriber base and continue or create niche publications targeted at specific market groups. We may also increase marketing efforts to drive traffic to our proprietary websites.
We rely on revenue from the printing and distribution of publications for third parties that may be subject to many of the same business and industry risks that we are.
In 2017, we generated approximately 8.7% of our revenue from printing and distributing third-party publications. As a result, if the macroeconomic and industry trends described herein such as the sensitivity to perceived economic weakness of discretionary spending available to advertisers and subscribers, circulation declines, shifts in consumer habits and the increasing popularity of digital media affect those third parties, we may lose, in whole or in part, a substantial source of revenue, which may adversely impact our results of operations.
If we are unable to execute cost-control measures successfully, our total operating costs may be greater than expected, which would adversely affect our profitability.
We continually assess our operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. These activities have in the past included, and could include in the future, outsourcing of various functions or operations, additional abandonment of leased space, offering employee buyouts, amending retirement benefits and other activities that may result in changes to employee headcount. See Note 3 to the Consolidated Financial Statements for more information on changes in operations during 2017. The Company expects to continue to take actions deemed appropriate to control expenses and enhance profitability but does not currently know whether or when any such actions will occur or the potential costs and expected savings. If we do not achieve expected savings, are unable to implement additional cost-control measures, or our operating costs increase as a result of investments in strategic initiatives, our total operating costs would be greater than anticipated. In addition, if we do not manage our costs properly, such efforts may affect the quality of our products and our ability to generate future revenues. Reductions in staff and employee benefits and changes to our compensation structure could also adversely affect our ability to attract and retain key employees. Finally, depending on the actions taken and the timing of any such actions, the anticipated cost savings could be recognized in fiscal periods that do not correspond to the fiscal period(s) in which the charges are recognized. As a result, our net income trends could be impacted and more difficult to predict.
Significant portions of our expenses are fixed costs that neither increase nor decrease proportionately with revenues. If we are not able to implement further cost-control efforts or reduce our fixed costs sufficiently in response to a decline in our revenues, this could adversely affect our results of operations.
Newsprint prices may continue to be volatile and difficult to predict and control.
Newsprint and ink expense was 6.5% of our total operating expenses in 2017. The price of newsprint has historically been subject to change, and the consolidation of North American newsprint mills over the years has reduced the number of suppliers. We have historically been able to realize favorable newsprint pricing by virtue of our company-wide volume and a long-term contract with a significant supplier. Failure to maintain our current consumption levels, further supplier consolidation or the inability to maintain our existing relationships with our newsprint suppliers may adversely affect newsprint prices in the future.
In addition, the United States Department of Commerce has announced the initiation of an anti-dumping and countervailing duty investigation of Canadian imports of uncoated groundwood paper, which includes newsprint. The Department of Commerce reached its preliminary determination on countervailing duties on January 9, 2018, which resulted in tariffs on certain Canadian-manufactured papers, including newsprint. These tariffs range from approximately 4.4% to 9.9%. The Department of Commerce reached its preliminary determination on anti-dumping duties on March 13, 2018, which resulted in tariffs on certain Canadian-manufactured papers, including newsprint. These anti-dumping tariffs will range from 0% to 22.16% for most Canadian manufacturers and will be assessed on top of the countervailing tariffs. The Department of Commerce’s final determination is expected in August 2018. Such tariffs are expected to increase the prices we pay for newsprint. The International Trade Commission (the “ITC”) made a preliminary determination in September 2017 on such tariffs but a final decision is expected in late summer of 2018. There can be no assurances as to the Department of Commerce’s final determination on these duties. In addition, there can be no assurances whether the ITC’s final decision will uphold or eliminate the tariffs imposed by the Department of Commerce. Any increase to us of the cost of newsprint would increase our operating costs and it is unlikely we could fully recoup any such increases through increased subscription rates to our customers.
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
We seek to limit the threat of content piracy; however, policing unauthorized use of our products and services and related intellectual property is often difficult and the steps taken by us may not prevent the infringement by unauthorized third parties. Developments in technology may increase the threat of content piracy by making it easier to duplicate and widely distribute pirated material. Protection of our intellectual property rights is dependent on the scope and duration of our rights as defined by applicable laws in the U.S. and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of our rights, or if existing laws are changed, our ability to generate revenue from intellectual property may decrease, or the cost of obtaining and maintaining rights may increase. There can be no assurance that our efforts to enforce our rights and protect our products, services and intellectual property will be successful in preventing content piracy.
We rely on third-party service providers for various services.
We rely on third-party service providers for various services. We do not control the operation of these service providers. If any of these third-party service providers terminate their relationship with us, or do not provide an adequate level of service, it could be disruptive to our business as we seek to replace the service provider or remedy the inadequate level of service. This disruption may adversely affect our operating results.
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
We rely on our information technology and communications systems to manage our business data, including communications, news and advertising content, digital products, order entry, fulfillment and other business processes. These technologies and systems also help us manage many of our internal controls over financial reporting, disclosure controls and procedures and financial systems. Attempts to compromise information technology and communications systems occur regularly across many industries and sectors, and we may be vulnerable to security breaches beyond our control. Moreover, the techniques used to attempt attacks are constantly changing. As cyberattacks become increasingly sophisticated, and as tools and resources become more readily available to malicious third parties, there can be no guarantee that our actions, security measures and controls designed to prevent, detect or respond to intrusion, to limit access to data, to prevent destruction, alteration, or exfiltration of data, or to limit the negative impact from such attacks, can provide absolute security against compromise. As a result, our business data, communications, news and advertising content, digital products, order entry, fulfillment and other business processes may be lost, destroyed, disclosed, misappropriated, altered or accessed without consent and various controls, automated procedures and financial systems could be compromised.
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
From time to time, we are party to litigation, including matters relating to alleged libel or defamation, breaches of fiduciary duties by our Board of Directors, employment-related matters, or claims that may provide for statutory damages, in addition to regulatory, environmental and other proceedings with governmental authorities and administrative agencies. The coverage, if any, and limits of our insurance policies may not be adequate to reimburse us for all costs and/or losses associated with lawsuits or investigations. If we are not successful in our defense of any claims that may be asserted against us and/or those claims are not covered by insurance or exceed our insurance coverage, we may have to pay damage awards, indemnify our officers and directors from damage awards that may be entered against them and pay the costs and expenses incurred in defense of, or in any settlement of, such claims. Any such payments or settlement arrangements could be significant and have a material adverse effect on our business, financial condition, results of operations, or cash flows if the claims are not covered by our insurance carriers or if damages exceed the limits of our insurance coverage. Furthermore, regardless of the outcome of any claims that may be filed against us, defending litigation itself could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, financial condition and ability to finance our operations.
In some instances, third parties may have an obligation to indemnify us for liabilities related to litigation or governmental investigations, and may be unable to, or fail to fulfill such obligations.  If such third parties were to fail to indemnify us, we would be responsible for the monetary damages, which could adversely affect our financial condition and cash flow. See Note 5 to the Consolidated Financial Statements for further information. It is possible that the resolution of one or more such legal matters could result in significant monetary damages. The carrier litigation matter, for example, was appealed and remanded to the trial court with directions to redetermine the amount of the judgment to the class and prejudgment interest.  The court of appeal further directed the trial court to redetermine attorneys’ fees.  The trial is currently scheduled to begin in April 2018. The original judgment would have resulted in a final minimum damages award in excess of $12 million, which increases as interest accrues on the unpaid judgment.  It is anticipated that in the next trial, the trial court will reduce the amount of the original judgment, including attorney’s fees, but the amount of the reduction is uncertain and interest continues to accrue. Interest accrual could impact the amount of any reduction by the trial court such that the amount owed is not materially altered. If the seller in The San Diego-Tribune acquisition were to fail to indemnify us, we would be responsible for the monetary damages, which could adversely affect our financial condition.
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

Future acquisitions may result in the Company incurring debt and contingent liabilities, pension obligations, an increase in interest and amortization expense and significant charges relative to integration costs. Our strategy could be impeded if we do not identify suitable acquisition candidates and our financial condition and results of operations will be adversely affected if we overpay for acquisitions. Even if successfully negotiated, closed and integrated, certain acquisitions may prove not to advance our business strategy and may fall short of expected returns.
Acquisitions involve a number of risks, including (i) the challenges in achieving strategic objectives, cost savings and other anticipated benefits; (ii) potential adverse short-term effects on operating results through increased costs or otherwise; (iii) diversion of management’s attention and failure to recruit new, and retain existing, key personnel of the acquired business; (iv) stockholder dilution if an acquisition is consummated (in whole or in part) through an issuance of our securities; (v) failure to successfully implement systems integration; (vi) potential future impairments of goodwill associated with the acquired business; (vii) the risks inherent in the systems of the acquired business and risks associated with unanticipated events or liabilities, any of which could have a material adverse effect on our business, financial condition and results of operations (viii) exceeding the capability of our systems; ; (ix) problems implementing disclosure controls and procedures for the newly acquired business; and (x) unforeseen difficulties extending internal control over financial reporting and performing the required assessment at the newly acquired business.
Our ability to execute an acquisition strategy may also encounter limitations in completing transactions.  Among other considerations, we may not be able to obtain necessary financing on attractive terms or at all, and we may face regulatory considerations that limit the candidates with whom we are permitted to proceed or may impose transaction execution delays.
Strategic investments are an important component of our business strategy as well. Investments in other companies expose us to the risk that we may not be able to control the operations of the companies we have invested in, which could decrease the benefits we realize from a particular relationship. The success of these investments is dependent on the companies we invest in, as well as other investors. We also are exposed to the risk that a company in which we have made an investment may encounter financial difficulties, which could lead to disruption of that company’s business or operations. Further, our ability to monetize the investments and/or the value we may receive upon any disposition may depend on the actions of the companies we have invested in and other investors. As a result, our ability to control the timing or process relating to a disposition may be limited, which could adversely affect the liquidity of these investments or the value we may ultimately attain upon disposition. If the value of the companies in which we invest declines, we may be required to record a charge to earnings. There can be no assurances that we will receive a return on these investments or that they will result in revenue growth or will produce equity income or capital gains in future years.
If we are unable to successfully operate our business in new markets we may enter, our business, financial condition, and results of operations could be adversely affected.
Part of our strategy is to expand through both organic and inorganic growth. For example, we expanded the geographic scope of our business in 2017 through the acquisition of the New York Daily News. Our future financial results will depend in part on our ability to profitably manage our business in that and any other new markets that we may enter. In order to successfully execute on our growth initiatives, we will need to, among other things, anticipate and react to market conditions and develop expertise in areas outside of our business’s traditional core competencies. If we are unable to do so, our business, financial condition, and results of operations could be adversely affected.
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

We assumed underfunded pension liabilities as part of both The San Diego Union-Tribune and New York Daily News acquisitions and our pension obligations under these plans, or other pension plans we may assume in future acquisitions, could increase.
In connection with acquisitions, we have in the past assumed, and may in the future assume, single-employer and/or multi-employer pension obligations of the acquired entity(ies) which may or may not be fully funded at the time of acquisition.  For example, in connection with our acquisitions of The San Diego Union-Tribune and the New York Daily News, we assumed both The San Diego Union-Tribune, LLC Retirement Plan (the “San Diego Pension Plan”) and the Daily News Retirement Plan (the “NYDN Pension Plan”).  Both of these single-employer plans are currently underfunded.  The Company’s contributions to the San Diego Pension Plan and the NYDN Pension Plan were $13.3 million and $1.0 million, respectively, in fiscal 2017. The unfunded status of the San Diego Pension Plan and NYDN Pension Plan are $90.2 million and $21.4 million, respectively as actuarially determined as of December 31, 2017. As a result, our pension funding requirements could increase due to a reduction in the plan’s funded status. The extent of underfunding of each of these plans is directly affected by a variety of factors, including performance of financial markets, changing interest rates, changes in assumptions or investments that do not achieve adequate or expected returns, and liquidity of the plan’s investments. It also is affected by the rate and age of employee retirements, along with actual experience compared to actuarial projections. These items affect pension plan assets and the calculation of pension obligations and expenses. Such changes could increase the cost to our obligations, which could have a material adverse effect on our results and our ability to meet those obligations. In addition, changes in the law, rules, or governmental regulations with respect to pension funding could also materially and adversely affect cash flow and our ability to meet our pension obligations.
As part of the Nant Transaction, Nant Capital agreed to assume our liabilities relating to the San Diego Pension Plan. As discussed above under the risk factor entitled “The recently announced sale of our California properties may or may not be consummated and no assurances can be given how either event could impact our results of operations and financial condition,” the closing of that transaction is subject to many closing conditions, many of which are beyond our control. If that transaction is not consummated, we would continue to remain obligated under the San Diego Pension Plan.
Our annual pension funding obligations could also further increase if we assume additional pension plans (whether or not unfunded) in connection with future acquisitions. For example, in our 2017 acquisition of the partnership interests of DNLP, the owner of the New York Daily News, we acquired the DNLP’s contribution history and obligation to make future contributions pursuant to collective bargaining agreements relating to five additional multiemployer plans, and increased our funding obligations for two other multiemployer pension plans to which we were previously contributing.  No assurances can be made regarding whether we will assume other pension plan obligations and, if we do, the level of any underfunded status, if any.
We may be obligated to make greater contributions to multiemployer defined benefit pension plans that cover our union-represented employees in the next several years than previously required, placing greater liquidity needs upon our operations.
As of December 31, 2017, we contributed to ten multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover our union-represented employees. Our contributions in connection with such plans include, without limitation, contributions to the Chicago Newspaper Publishers Drivers’ Union Pension Plan (the “Drivers’ Plan”), the GCIU Employer Retirement Benefit Plan (the “GCIU Plan”) and the Communications Workers of America International Typographical Union Negotiated Pension Plan (the “CWA/ITU Plan”).
The trustees of each of the Drivers’ Plan, GCIU Plan and CWA/ITU Plan have implemented rehabilitation plans in 2011, 2009 and 2010, respectively, as a result of the critical status of their respective plans. The rehabilitation plans were designed to exit critical status, in the case of the Drivers’ Plan; to forestall insolvency, in the case of the GCIU Plan; and to exit critical status, in the case of the CWA/ITU Plan. The Drivers’ Plan, GCIU Plan and CWA/ITU Plan have each been certified by their respective actuaries to be in critical and declining status, with projected insolvency in 2025, 2027 and 2030 respectively. As of December 31, 2017, assuming our contributions from December 26, 2016 through 2025 in the case of the Drivers’ Plan, which is the expiration of its rehabilitation plan’s term, through the projected insolvency date of 2027 in the case of the GCIU Plan and through the projected insolvency date of 2030 in the case of the CWA/ITU Plan, it is estimated that the Company’s contributions to these plans will total $56.4 million, $7.6 million and $2.4 million, respectively, based on the actuarial assumptions utilized to develop the rehabilitation plans and assuming our staffing levels as of December 31, 2017 remain unchanged. Four of the multiemployer pension plans to which we are obligated to contribute have implemented rehabilitation plans as of March 1, 2018, but no assurances can be given whether rehabilitation plans could impact any other of our multiemployer pension plans in the future.
The funding obligations under the rehabilitation plans described above are subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations. There can be no assurances that the funding obligations under the rehabilitation plans will not increase in the future or that the rehabilitation plans will be successful in preventing or forestalling the projected insolvency of the multiemployer plans. Trustees are required to review rehabilitation plans annually and, if necessary, revise them. Given the critical and declining status of the Drivers’ Plan, GCIU Plan and CWA/ITU Plan, and their projected insolvency in 2025, 2027 and 2030, respectively, the trustees may amend the current, or adopt new, rehabilitation plans with increased funding obligations. Trustees also may decide to terminate a multiemployer plan rather than permit it to become insolvent, and a termination would result in withdrawal liabilities for the participating employers.
The risks of participating in multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer withdraws from or otherwise ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. With respect to four of the ten multiemployer defined benefit pension plans to which we are obligated to contribute, we are among only a limited number of participating employers. As a result, if one or more of the other contributing employers withdraws from, or ceases to contribute to, such plans, our required contributions to such plans could increase. Alternatively, if we stop participating in one of our multiemployer plans or one of our multiemployer plans merges with another plan, we may incur a liability based on the unfunded status of the plan. We are not currently able to quantify such potential increased contributions or liabilities.
Labor strikes, lockouts and protracted negotiations can lead to business interruptions and increased operating costs.
As of December 31, 2017 and January 31, 2018, union employees comprised approximately 16.7% and 22.7%, respectively, of our workforce. In January 2018, approximately 400 editorial employees at the Los Angeles Times voted to be represented by a union and will soon begin negotiating a labor contract. We are required to negotiate collective bargaining agreements across our business units on an ongoing basis. Complications in labor negotiations can lead to work slowdowns or other business interruptions and greater overall employee costs. If we or our suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions or others could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by disrupting our ability to provide customers with our products or services. Depending on its duration, any lockout, strike or work stoppage may have an adverse effect on our operating revenues, cash flows or operating income or the timing thereof.
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
We rely heavily on the skills and expertise of our senior management team and therefore, our success depends, in part, upon the services they provide us. In addition, in 2017, we hired additional senior leaders, including our President as well as many executives at the newly reorganized Tribune Interactive division, including the new CEO. If we are unable to assimilate these new senior managers, if they or our other leaders fail to perform effectively, if we are unable to retain them, or if we are unable to attract additional qualified senior managers as needed, our strategic initiatives could be adversely impacted which could adversely affect our business, financial condition and results of operations.
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
If the distribution of tronc’s shares by TCO described below does not qualify as a tax-free distribution under Section 355 of the IRC, including as a result of subsequent acquisitions of stock of TCO or tronc, then TCO may be required to pay substantial U.S. federal income taxes, and tronc may be obligated to indemnify TCO for such taxes imposed on TCO as a result thereof.
TCO spun-off essentially all of its publishing business into an independent company (the “Distribution”). TCO received a private letter ruling (the “IRS Ruling”) from the Internal Revenue Service (the “IRS”) to the effect that the Distribution and certain related transactions qualify as tax-free to TCO, tronc and the TCO stockholders and warrantholders for U.S. federal income tax purposes. Although a private letter ruling from the IRS generally is binding on the IRS, the IRS Ruling does not rule that the Distribution satisfies every requirement for a tax-free distribution, and the parties rely solely on the opinion of counsel described below for comfort that such additional requirements are satisfied.
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
Our operating revenues are sensitive to discretionary spending available to advertisers and subscribers in the markets we serve, as well as their perceptions of economic trends and uncertainty. Weak economic indicators, such as high unemployment rates, weakness in housing, fuel prices and uncertainty regarding the national and state governments’ ability to resolve fiscal issues, may adversely impact advertiser and subscriber sentiment. These types of conditions could impair our ability to maintain and grow our advertiser and subscriber bases.
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
On August 4, 2014, we entered into (1) a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (the “Senior Term Facility”), pursuant to which we borrowed $350 million and (2) along with certain subsidiary guarantors, a credit agreement with Bank of America, N.A., as administrative agent, collateral agent, swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”), with aggregate maximum commitments (subject to availability under a borrowing base) of approximately $140 million. As of December 31, 2017, the Company has $353.4 million outstanding under the Senior Term Facility. The Company has no borrowings under the Senior ABL Facility. Under the Senior ABL Facility, up to $75 million of commitments are available for letters of credit, of which $54.0 million of the commitments have been used.
In addition, subject to certain conditions, without the consent of the applicable then existing lenders (but subject to the receipt of commitments), each of the Senior ABL Facility and the Senior Term Facility provided that they could be expanded by certain incremental commitments by an amount up to (i) $75 million in the case of the Senior ABL Facility and (ii) in the case of the Senior Term Facility, (A) the greater of $100 million, of which $70 million was accessed in connection with the acquisition of The San Diego Union-Tribune, and an amount as will not cause the net senior secured leverage ratio after giving effect to such incurrence to exceed 2.00 to 1.00, plus (B) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility as of a pre-set determination date and refinancing debt in respect of such loans. Our level of debt could have important consequences to our stockholders, including:

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
Borrowings under the Senior ABL Facility are at variable rates of interest and, to the extent LIBOR exceeds 1.00%, borrowings under our Senior Term Facility are at variable rates of interest, which could expose us to interest rate risk. On December 31, 2017, the 30 day LIBOR rate was 1.569%. While interest rates have been at or near historically low levels, they have risen in the near-term. If interest rates continue to increase, our future debt service obligations on the variable rate portion of our indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn under our Senior Credit Facilities and LIBOR exceeds 1.00%, each quarter point change in interest rates would result in a $1.0 million change in annual interest expense on our indebtedness. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility. However, due to risks for hedging gains and losses and cash settlement costs, we may elect not to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
Risks Related to Tribune Media Company’s Emergence from Bankruptcy
We may not be able to favorably resolve the appeals seeking to overturn the order confirming the Plan.
On December 31, 2012, TCO and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) that had filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. Certain of the legal entities included in the Consolidated Financial Statements of tronc were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. As of March 1, 2018, the Bankruptcy Court had entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases, including the last one of the tronc Debtors’ cases.
On April 12, 2012, the Debtors, the official committee of unsecured creditors and creditors under certain TCO prepetition debt facilities filed the Fourth Amended Joint Plan of Reorganization for Tribune Company and its Subsidiaries (subsequently amended and modified, the “Plan”) with the Bankruptcy Court. On July 23, 2012, the Bankruptcy Court issued an order confirming the Plan (the “Confirmation Order”). Several notices of appeal of the Confirmation Order were filed. As of December 31, 2017, only the appeals filed by Law Debenture Trust Company of New York (“Law Debenture”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”) remain pending. Those appeals have been fully briefed before the Delaware District Court. See Item 3, Legal Proceedings for further information. If Law Debenture and Deutsche Bank are successful in overturning the Confirmation Order, in whole or in part, our financial condition may be adversely affected.
Risks Relating to our Common Stock and the Securities Market
Certain provisions of our certificate of incorporation, by-laws, and Delaware law may discourage takeovers.
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
As of March 12, 2018, our two largest shareholders are (1) Merrick Media, LLC (“Merrick Media”) and its affiliate Merrick Venture Management, LLC (“Merrick Venture” and together with Merrick Media, the “Merrick Entities”) which beneficially owned approximately 26.7% of our outstanding common stock, and (2) Nant Capital, together with Dr. Patrick Soon-Shiong, which beneficially owned approximately 24.5% of our outstanding common stock. Michael W. Ferro, Jr., the chairman of our Board of Directors, is the sole managing member of Merrick Venture, which is the sole manager of Merrick Media. Dr. Patrick Soon-Shiong, a former member of our Board of Directors, is the indirect sole owner of Nant Capital. The interests of the Merrick Entities and Nant Capital may differ from those of the Company’s other stockholders. The Merrick Entities and Nant Capital are in the business of making investments in companies and maximizing the return on those investments. They currently may have, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain aspects of our business or that supply us with goods and services; provided, however, that pursuant to a Consulting Agreement with the Company, Mr. Ferro and Merrick Ventures have agreed to certain non-compete covenants in favor of the Company.
Due to their significant stockholdings, the Merrick Entities and Nant Capital and their affiliates may be able to significantly influence matters requiring approval of stockholders, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, subject in the case of the Merrick Entities, to certain voting requirements and subject in the case of each of the Merrick Entities and Nant Capital, to other restrictions and covenants set forth in the purchase agreements pursuant to which each acquired their respective shares. For additional information on the purchase agreements under which each of the Merrick Entities and Nant Capital acquired their shares, see Note 16 to the Consolidated Financial Statements as well as certain information contained in our most recent Proxy Statement filed with the SEC and our Form 8-K filed with the SEC on December 22, 2017.
Mr. Ferro was elected to the Board of Directors and named the non-executive chairman in connection with the initial investment by Merrick Media, and Merrick Media has the right to designate a replacement individual for election as a director in the event Mr. Ferro is unable to continue to serve. Mr. Ferro, is able to influence decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This influence may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest. In addition, our certificate of incorporation, as amended, provides that the provisions of Section 203 of the Delaware General Corporate Law, which relate to business combinations with interested stockholders, do not apply to us.

Substantial sales, or stock issuances by us, of our common stock or the perception that such sales or issuances might occur, could depress the market price of our common stock.
Any sales of substantial amounts of our common stock in the public market, including resales by our investors such as those to whom we have granted registration rights, or the perception that such sales might occur, could depress the market price of our common stock. Pursuant to the purchase agreement under which Nant Capital acquired shares from us, certain of the restrictions on its resales of those shares expired and, therefore, it could sell a significant number of shares either in the open market or in privately negotiated transactions. There is no assurance that there will be sufficient buying interest to offset any such public market sales, and, accordingly, the price of our common stock may be depressed by those sales and have periods of volatility.
In addition, we could from time to time issue new securities (debt or equity) to fund potential acquisitions. Any issuance of common stock by us could dilute the ownership of current stockholders and could impact the price per share of our common stock. For example, we issued 1,913,438 shares of our common stock on February 6, 2018 in connection with an acquisition. In addition, if we were to issue debt and/or preferred equity, the holders of such securities would have rights senior to those of our common stockholders. There can be no assurances whether we will issue additional securities in the future and, if so, how many and how such issuance could impact our current stockholders and our share price.
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
We do not currently pay cash dividends on our outstanding common stock, and our ability to pay dividends in the future is subject to limitations.
We currently do not pay quarterly common stock cash dividends. Any future determination to declare and pay dividends will be made at the discretion of our Board of Directors after taking into account our financial results, capital requirements and other factors the Board may deem relevant. In addition, because we are a holding company with no material direct operations, we are dependent on loans, dividends and other payments from our operating subsidiaries to generate the funds necessary to pay distributions to us in an amount sufficient for us to pay dividends. Our subsidiaries’ ability to make such distributions will be subject to their operating results, cash requirements and financial condition and the applicable provisions of Delaware law that may limit the amount of funds available for distribution to us. Our ability to pay future cash dividends also will be subject to covenants and financial ratios related to existing or future indebtedness, including under our Senior Credit Facilities, and other agreements with third parties.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our leased facilities are approximately 6.2 million square feet in the aggregate, of which approximately 5.0 million square feet is leased from third parties and approximately 1.2 million square feet is leased from subsidiaries of TCO pursuant to lease agreements containing arm’s-length terms, which were determined based on the recommendations of an independent licensed real estate appraiser.
The Company currently has newspaper production facilities in Connecticut, Florida, Illinois, Maryland, New Jersey, New York, Pennsylvania and California. Although the facilities are leased, tronc owns substantially all of the production equipment. There are 14 net leases for tronc’s industrial facilities which include printing plants, distribution facilities and related office space. For printing plants, the initial lease term is 10 years with two options to renew for additional 10 year terms. For distribution facilities, the initial lease term is 5 years with either two options to renew for additional 5 year terms or three options to renew for additional 5 year terms.
Our corporate headquarters are in the Tribune Tower located at 435 North Michigan Avenue, Chicago, Illinois. The leases for Tribune Tower in Chicago and Los Angeles Times Square, both of which are large multi-tenant buildings, are gross leases which provide for professional management of the building. At Tribune Tower, tronc leases approximately 318,000 square feet under a gross lease with a 5 year term, expiring in 2018. The Company has signed a new lease in Chicago for approximately 137,000 square feet with a 10 year and 11 month term for one floor and a 12 year term for four floors, expiring in 2028 and 2030, respectively. The Company expects to relocate all personnel from the Tribune Tower by the expiration of the lease in June of 2018. At Los Angeles Times Square, tronc leases approximately 277,000 square feet under leases that provide for an initial term of 5 years, which expire in 2018. The Company expects to transfer such leases to Nant Capital as part of the Nant Transaction.
Many of our local media organizations have outside news bureaus, sales offices and distribution centers that are leased from third parties.
We believe that our current facilities, including the terms and conditions of the relevant lease agreements, are adequate to operate our businesses as currently conducted. As discussed in Note 18 of the Consolidated Financial Statements, we do not manage our assets at a segment level.

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
Stockholder Derivative Lawsuits
On June 1, 2016, Capital Structures Realty Advisors LLC, which purports to be a stockholder in the Company, filed a derivative lawsuit in the Delaware Court of Chancery against the members of the Company’s Board of Directors as of June 1, 2016, Dr. Patrick Soon-Shiong and Nant Capital LLC (“Nant Capital” and, together with Dr. Soon-Shiong, the “Nant Defendants”). The complaint has named the Company as a nominal defendant.  The complaint alleges in relevant part that the Board breached its fiduciary duties by “refusing to negotiate with Gannett in good faith” and by “going forward with the stock sale” to Dr. Soon-Shiong and Nant Capital.  The complaint further alleges that Nant Capital and Dr. Soon-Shiong aided and abetted the Board’s breaches of fiduciary duty.  On June 6, 2016, a second derivative complaint was filed in the Delaware Court of Chancery by Monroe County Employees Retirement System, which purports to be a stockholder in the Company.  On June 15, 2016, a third, mirror image, derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named John Solak, who purports to be a stockholder in the Company.  All three cases were consolidated on June 17, 2016, under the caption In re Tribune Publishing Co. Stockholder Litigation, Consolidated C.A. No. 12401-VCS.  On June 20, 2016, a fourth, mirror image derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named B.W. Tomasino, who purports to be a stockholder in the Company.  That case was consolidated with the other three derivative cases on July 7, 2016.  The plaintiffs sought equitable and injunctive relief, including, without limitation, rescission of the stock sale to Dr. Patrick Soon-Shiong and Nant Capital, implementation of a special committee to consider Gannett and any other offer for the Company, money damages, and costs and disbursements, and such other relief deemed just and proper.
On September 2, 2016, plaintiffs filed a consolidated complaint. The defendants filed motions to dismiss on October 3, 2016. On May 15, 2017, the plaintiffs voluntarily dismissed the consolidated complaint without prejudice.
Tribune Company Bankruptcy
On December 31, 2012, TCO and 110 of its direct and indirect wholly-owned subsidiaries that had filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. Certain of the legal entities included in the Consolidated Financial Statements of tronc were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors (“tronc Debtors”).
Notices of appeal of the Bankruptcy Court's order confirming the Plan (the "Confirmation Order") were filed by (i) Aurelius Capital Management L.P. on behalf of its managed entities that were holders of TCO's senior notes and Exchangeable Subordinated Debentures due 2029 ("PHONES"), (ii) Law Debenture Trust Company of New York ("Law Debenture") and Deutsche Bank Trust Company Americas ("Deutsche Bank"), each successor trustees under the respective indentures for Tribune Company's senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the "Zell Entity"). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the series of transactions (collectively, the "Leveraged ESOP Transactions") consummated by TCO, the TCO employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. As of June 25, 2017, each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Law Debenture and Deutsche Bank, which remain pending before the U. S. District Court for the District of Delaware. There is no stay of the Confirmation Order in place pending resolution of the confirmation related appeals.
As of August 12, 2016, the Bankruptcy Court had entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases, including the last one of the tronc Debtors’ cases. The remaining Chapter 11 cases relate to Debtors and successor legal entities that are subsidiaries of TCO. These cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against various of the Debtors (including the tronc Debtors) in the Chapter 11 cases remain unresolved. The remaining Chapter 11 cases continue to be administered under the caption “In re: Tribune Media Company, et al.,” Case No 08-13141.
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
The following table sets forth the high and low sales prices of the common stock as reported by the NYSE and Nasdaq for the periods indicated. No dividends were declared during the two years ended December 31, 2017.

	High	Low
Year Ended December 31, 2017
Fourth Quarter	$18.27	$13.13
Third Quarter	$15.04	$11.97
Second Quarter	$15.73	$10.80
First Quarter	$15.90	$12.79

Year Ended December 25, 2016
Fourth Quarter	$17.93	$8.76
Third Quarter	$17.80	$12.59
Second Quarter	$14.30	$6.74
First Quarter	$9.86	$5.45
On March 12, 2018, the closing price for the Company’s common stock as reported on Nasdaq was $15.49. The approximate number of stockholders of record of the common stock at the close of business on such date was 20. A substantially greater number of holders of tronc’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
On February 4, 2016, our Board of Directors terminated the Company’s quarterly cash dividend program. On February 11, 2016, the Company paid the dividend previously declared on December 14, 2015. Any future determination to declare and pay dividends will be made at the discretion of the Board, after taking into account the Company’s financial results, capital requirements, debt covenants and other factors it may deem relevant.
tronc Stock Comparative Performance Graph
The following graph compares the cumulative total stockholder return on our common stock for the period commencing August 5, 2014 through December 29, 2017 (the last trading day of fiscal 2017) with the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Standard & Poor’s Publishing Stock Index (the “S&P Publishing Index”).
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

Item 6. Selected Financial Data

	As of and for the years ended
	December 31, 2017	December 25, 2016	December 27, 2015	December 28, 2014	December 29, 2013
(In thousands, except per share data)
Statement of Operations Data:
Operating revenues	$1,524,018	$1,606,378	$1,672,820	$1,707,978	$1,795,107
Operating expenses	1,457,429	1,553,265	1,647,853	1,621,276	1,628,578
Income from operations	66,589	53,113	24,967	86,702	166,529
Income/(loss) on equity investments, net	3,139	(690)	(1,164)	(1,180)	(1,187)
Premium on stock buyback	(6,031)	—	—	—	—
Gain (loss) on investment transactions	—	—	—	1,484	—
Interest income (expense), net	(26,481)	(26,703)	(25,972)	(9,801)	14
Reorganization items, net	—	(259)	(1,026)	(464)	(270)
Income (loss) before income tax expense (benefit)	37,216	25,461	(3,195)	76,741	165,086
Income tax expense (benefit)	31,681	18,924	(430)	34,453	70,992
Net income (loss)	$5,535	$6,537	$(2,765)	$42,288	$94,094
Basic net income (loss) per common share	$0.16	$0.19	$(0.11)	$1.66	$3.70
Diluted net income (loss) per common share	$0.16	$0.19	$(0.11)	$1.66	$3.70
Weighted average shares outstanding - basic	33,996	33,788	25,990	25,429	25,424
Weighted average shares outstanding - diluted	34,285	33,935	25,990	25,543	25,424
Dividends declared per common share	$—	$—	$0.700	$0.175	$—

Balance Sheet Data:
Total assets	$865,133	$888,766	$832,966	$677,703	$514,366
Total debt	353,738	370,745	389,673	339,733	—
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the Consolidated Financial Statements and related Notes thereto and “Cautionary Statement Concerning Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Form 10-K, including the factors disclosed under “Item 1A. — Risk Factors.”
We believe that the assumptions underlying the Consolidated Financial Statements included in this Annual Report are reasonable. However, the Consolidated Financial Statements may not necessarily reflect our results of operations, financial position and cash flows for future periods or what they would have been had tronc been a separate, stand-alone company during all the periods presented.
OVERVIEW
tronc, Inc., formerly Tribune Publishing Company, was formed as a Delaware corporation on November 21, 2013. tronc, Inc. and its subsidiaries (collectively, the “Company,” or “tronc”) is a media company rooted in award-winning journalism, in ten of the nation’s largest markets. tronc develops unique and valuable content across its vast media portfolio, which has earned a combined 105 Pulitzer Prizes and is committed to informing, inspiring, and engaging local communities. The Company’s diverse portfolio of iconic news and information brands are in markets including Chicago, Il.; Fort

Lauderdale and Orlando, Fl.; Baltimore, Md.; Hartford, Ct.; Allentown, Pa.; Newport News, Va; Los Angeles and San Diego, Ca. During the third quarter of 2017, the Company expanded its portfolio with the completion of its purchase of the New York Daily News, New York City’s “Hometown Newspaper”.
tronc’s brands create and distribute content across its media portfolio, offering integrated marketing, media, and business services to consumers and advertisers, including digital solutions and advertising opportunities.
The Company continually assesses its operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. These activities have in the past included, and could include in the future, outsourcing of various functions or operations, additional abandonment of leased space and other activities which may result in changes to employee headcount. See Note 3 to the Consolidated Financial Statements for more information on changes in operations during fiscal year 2017. The Company expects to continue to take actions deemed appropriate to enhance profitability but does not currently know whether or when any such actions will occur or the potential costs and expected savings. Depending on the actions taken and the timing of any such actions, the anticipated cost savings could be recognized in fiscal periods that do not correspond to the fiscal period(s) in which the charges are recognized. As a result, the Company’s net income trends could be impacted and more difficult to predict. During fiscal 2017, the Company went through several operating changes.
2017 Highlights and Recent Events

•	In July 2017, the Company sold its investment in CIPS Marketing Group, Inc. (“CIPS”) for proceeds of $7.3 million.

•
In September 2017, the Company purchased the New York Daily News for one dollar and assumption of various liabilities, subject to a post-closing working capital adjustment. See Note 5 to the Consolidated Financial Statements for more information about the acquisition.

•
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Accordingly, the Company has recorded $10.8 million as additional income tax expense in the fourth quarter of 2017. See Note 11 to the Consolidated Financial Statements for more information about the tax law change.

•
On January 29, 2018, the Company and Cars.com announced an agreement to convert tronc's eight affiliate markets into Cars.com's retail channel, effective February 1, 2018. The agreement also includes a multi-year advertising and marketing agreement between Cars.com and tronc. Effective as of that date, the Company will no longer resell Cars.com products and will only record advertising revenue for placements by Cars.com under the agreement.

•
On February 6, 2018, the Company, acquired a 60% membership interest in BestReviews LLC (“BestReviews”), a company engaged in the business of testing, researching and reviewing consumer products. See Note 21 to the Consolidated Financial Statements for more information about the acquisition.

•
On February 7, 2018, the Company entered into the MIPA, with Nant Capital, pursuant to which the Company will sell the Los Angeles Times, The San Diego Union-Tribune and various other of the Company’s California titles. See Note 21 to the Consolidated Financial Statements for more information about the sale.

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

Consolidated
Operating results for the years ended December 31, 2017, December 25, 2016 and December 27, 2015 are shown in the table below (in thousands). References in this discussion to individual markets include daily newspapers in those markets and their related businesses.

	Year Ended			Year Ended
	December 31, 2017	December 25, 2016	% Change	December 25, 2016	December 27, 2015	% Change

Operating revenues	$1,524,018	$1,606,378	(5.1%)	$1,606,378	$1,672,820	(4.0%)

Compensation	549,363	597,293	(8.0%)	597,293	649,905	(8.1%)
Newsprint and ink	94,340	103,906	(9.2%)	103,906	122,339	(15.1%)
Outside services	468,044	494,478	(5.3%)	494,478	513,896	(3.8%)
Other operating expenses	288,986	300,089	(3.7%)	300,089	307,080	(2.3%)
Depreciation and amortization	56,696	57,499	(1.4%)	57,499	54,633	5.2%
Operating expenses	1,457,429	1,553,265	(6.2%)	1,553,265	1,647,853	(5.7%)
Income from operations	$66,589	$53,113	25.4%	$53,113	$24,967	*
Interest expense, net	(26,481)	(26,703)	(0.8%)	(26,703)	(25,972)	2.8%
Premium on stock buyback	(6,031)	—	*	—	—	*
Income/(loss) on equity investments, net	3,139	(690)	*	(690)	(1,164)	(40.7%)
Reorganization items, net	—	(259)	*	(259)	(1,026)	(74.8%)
Income (loss) before income taxes	37,216	25,461	46.2%	25,461	(3,195)	*
Income tax expense (benefit)	31,681	18,924	67.4%	18,924	(430)	*
Net income (loss)	$5,535	$6,537	(15.3%)	$6,537	$(2,765)	*
* Represents positive or negative change in excess of 100%
Year ended December 31, 2017 compared to the year ended December 25, 2016
Operating Revenues—Operating revenues decreased 5.1%, or $82.4 million, in the year ended December 31, 2017 compared to the prior year period due to an $101.8 million decrease in advertising revenues and a $13.9 million decrease in other revenues, partially offset by an increase of $33.3 million in circulation revenues. Overall decreases in circulation volume were generally offset by rate increases. Included in operating revenues for the year ended December 31, 2017 are revenues for the New York Daily News since the September 2017 acquisition. The New York Daily News contributed $16.4 million in advertising revenues, $17.3 million in circulation revenues and $6.5 million in other revenues.
Compensation Expense—Compensation expense decreased 8.0%, or $47.9 million, in the year ended December 31, 2017 due primarily to a decrease in incentive compensation of $25.4 million; a decrease in health care expense of $10.4 million; and a decrease in salary expense and payroll tax expense of $8.2 million as a result of the Company’s initiatives to right-size headcount. Additionally, severance charges recorded in fiscal 2017 related to such initiatives were $4.5 million less than severance charges recorded in fiscal 2016. These decreases in expenses in 2017 were partially offset by an increase in stock-based compensation of $2.8 million. The New York Daily News contributed $28.6 million to compensation expense in the year ended December 31, 2017.
Newsprint and Ink Expense—Newsprint and ink expense decreased 9.2%, or $9.6 million, in the year ended December 31, 2017 due mainly to a 15.7% decrease in consumption, partially offset by a 1.3% increase in the average cost per ton of newsprint. The New York Daily News contributed $4.6 million to newsprint and ink expense in the year ended December 31, 2017.
Outside Services Expense—Outside services expense decreased 5.3%, or $26.4 million, in the year ended December 31, 2017 due to decreases in production and distribution expenses. The New York Daily News contributed $7.2 million to outside services expense in the year ended December 31, 2017.

Other Expenses—Other expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses. These expenses decreased 3.7%, or $11.1 million, in the year ended December 31, 2017 due to decreases in occupancy, promotion and marketing costs, and supplies. In 2016, the Company permanently vacated approximately 200,000 sq. ft. of office space in the Chicago Tribune and Los Angeles Times buildings and recorded a charge of $8.5 million related to the abandonment. The New York Daily News contributed $6.1 million to other expenses in the year ended December 31, 2017.
Depreciation and Amortization Expense—Depreciation and amortization expense decreased 1.4%, or $0.8 million, for the year ended December 31, 2017 primarily due to decrease in amortization of intangible assets as some intangibles are fully amortized. The New York Daily News contributed $1.2 million to depreciation and amortization expenses in the year ended December 31, 2017.
Gain (Loss) on Equity Investments, net—Gain (loss) on equity investments, net, increased by $3.8 million for the year ended December 31, 2017 primarily due to a gain of $5.7 million related to the sale of the Company’s interest in CIPS, partially offset by to the Company’s share of operating losses from its equity investment in Nucleus Marketing Solutions, LLC.
Interest Expense—Interest expense was consistent with the prior year.
Income Tax Expense (Benefit)—Income tax expense increased $12.8 million for the year ended December 31, 2017, over the prior year period. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. The effects of the changes in tax rates are required to be recognized in the period enacted and as a result, the Company has recorded $10.8 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The additional provision resulted from the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future. See Note 11 to the Consolidated Financial Statements for further explanation of the tax law change.
The effective tax rate on pretax income was 85.1% and 74.3% in the years ended December 31, 2017 and December 25, 2016, respectively. The effective tax rate increased in 2017 as compared with 2016 primarily due to a $10.8 million adjustment to the Company’s deferred taxes to reflect the new tax law changes, premium on stock buyback expense being a nondeductible permanent difference for the calculation of income taxes, state taxes, net of federal benefit, and nondeductible expenses.
Year ended December 25, 2016 compared to the year ended December 27, 2015
Operating Revenues—Operating revenues decreased 4.0%, or $66.4 million, in the year ended December 25, 2016 compared to the prior year period due to a $81.0 million decrease in advertising revenues and a $13.0 million decrease in other revenues, partially offset by an increase of $27.6 million in circulation revenues. Overall decreases in circulation volume were generally offset by rate increases. Operating revenues include revenues from acquisitions from the date the transaction closes.
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
Newsprint and Ink Expense—Newsprint and ink expense declined 15.1%, or $18.4 million, in the year ended December 25, 2016 due mainly to an 0.2% decrease in the average cost per ton of newsprint and a 11.0% decline in newsprint consumption due primarily to less advertising space and lower commercial printing revenue.
Outside Services Expense—Outside services expense decreased 3.8%, or $19.4 million in the year ended December 25, 2016 due to decreases in production and distribution expenses.

Other Expenses—Other expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses. These expenses decreased 2.3%, or $7.0 million, in the year ended December 25, 2016 due to decreases in promotion and marketing costs, supplies and electricity offset by increases in occupancy costs. In 2016, the Company permanently vacated approximately 200,000 sq. ft of office space in the Chicago Tribune and Los Angeles Times buildings and recorded a charge of $8.5 million related to the abandonment.
Depreciation and Amortization Expense—Depreciation and amortization expense increased 5.2%, or $2.9 million, for the year ended December 25, 2016 primarily as a result of the depreciation on prior year fixed asset additions.
Loss on Equity Investments, net—Loss on equity investments decreased $0.5 million for the year ended December 25, 2016 compared to the year ended December 27, 2015 as the Company’s investments have remained relatively stable.
Interest Expense—Interest expense increased 2.8%, or 0.7 million for the year ended December 25, 2016, primarily due to the full year impact of the increase in the principal balance of the Senior Term Facility related to the acquisition of The San Diego Union-Tribune in May 2015. See Note 8 to the Consolidated Financial Statements for more information on the Senior Term Facility.
Income Tax Expense (Benefit)—Income tax expense increased $19.4 million for the year ended December 25, 2016 over the prior year period, primarily due to an increase in taxable income and a $7.1 million charge to adjust the Company’s deferred taxes. See Note 11 to the Consolidated Financial Statements for further explanation of the charge.
The effective tax rate on pretax income (loss) was 74.3% and 13.5% in the years ended December 25, 2016 and December 27, 2015, respectively. The effective tax rate increased in 2016 as compared with 2015 primarily due to a $7.1 million charge to adjust the Company’s deferred taxes and the shift from pre-tax loss in 2015 to pre-tax earnings in 2016. In the case of a pre-tax loss, the unfavorable permanent differences, such as non-deductible meals and entertainment expense, have the effect of decreasing the tax benefit which, in turn, decreases the effective tax rate.
Segments
The Company manages its business as two distinct segments, troncM and troncX. The Company measures segment profit using income from operations, which is defined as net income before net interest expense, gain on investment transactions, reorganization items and income taxes. The tables below show the segmentation of income and expenses for the year ended December 31, 2017 as compared to the year ended December 25, 2016, as well as the year ended December 27, 2015 (in thousands). Fiscal year 2017 is a 53-week year and each of fiscal years 2016 and 2015 consists of 52 weeks.

	troncM		troncX		Corporate and Eliminations		Consolidated
	Year ended		Year ended		Year ended		Year ended
	Dec. 31, 2017	Dec. 25, 2016	Dec. 31, 2017	Dec. 25, 2016	Dec. 31, 2017	Dec. 25, 2016	Dec. 31, 2017	Dec. 25, 2016
Total revenues	$1,287,217	$1,378,028	$239,979	$236,171	$(3,178)	$(7,821)	$1,524,018	$1,606,378
Operating expenses	1,191,072	1,257,265	215,149	210,620	51,208	85,380	1,457,429	1,553,265
Income from operations	96,145	120,763	24,830	25,551	(54,386)	(93,201)	66,589	53,113
Depreciation and amortization	23,727	23,656	15,560	11,563	17,409	22,280	56,696	57,499
Adjustments (1)	28,740	15,147	4,067	3,978	22,719	50,804	55,526	69,929
Adjusted EBITDA	$148,612	$159,566	$44,457	$41,092	$(14,258)	$(20,117)	$178,811	$180,541

	troncM		troncX		Corporate and Eliminations		Consolidated
	Year ended		Year ended		Year ended		Year ended
	Dec. 25, 2016	Dec. 27, 2015	Dec. 25, 2016	Dec. 27, 2015	Dec. 25, 2016	Dec. 27, 2015	Dec. 25, 2016	Dec. 27, 2015
Total revenues	$1,378,028	$1,448,249	$236,171	$233,505	$(7,821)	$(8,934)	$1,606,378	$1,672,820
Operating expenses	1,257,265	1,345,564	$210,620	194,697	85,380	107,592	1,553,265	1,647,853
Income from operations	120,763	102,685	$25,551	38,808	(93,201)	(116,526)	53,113	24,967
Depreciation and amortization	23,656	21,338	$11,563	2,329	22,280	30,966	57,499	54,633
Adjustments (1)	15,147	18,071	$3,978	1,769	50,804	57,744	69,929	77,584
Adjusted EBITDA	$159,566	$142,094	$41,092	$42,906	$(20,117)	$(27,816)	$180,541	$157,184
(1) - See Non-GAAP Measures for additional information on adjustments.
troncM
troncM’s media groups include the Chicago Tribune Media Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group, the Daily Press Media Group, the Los Angeles Times Media Group and the San Diego Media Group,. In May 2015, the Company acquired The San Diego Union-Tribune newspaper (f/k/a the U-T San Diego) and nine community weeklies. In September 2017, the Company acquired the New York Daily News.

	Year Ended			Year Ended
(in thousands)	December 31, 2017	December 25, 2016	% Change	December 25, 2016	December 27, 2015	% Change
Operating revenues:
Advertising	$577,380	$680,842	(15.2%)	$680,842	$764,025	(10.9%)
Circulation	508,247	482,877	5.3%	482,877	459,761	5.0%
Other	201,590	214,309	(5.9%)	214,309	224,463	(4.5%)
Total revenues	1,287,217	1,378,028	(6.6%)	1,378,028	1,448,249	(4.8%)
Operating expenses	1,191,072	1,257,265	(5.3%)	1,257,265	1,345,564	(6.6%)
Income from operations	96,145	120,763	(20.4%)	120,763	102,685	17.6%
Depreciation and amortization	23,727	23,656	0.3%	23,656	21,338	10.9%
Adjustments	28,740	15,147	89.7%	15,147	18,071	(16.2%)
Adjusted EBITDA	$148,612	$159,566	(6.9%)	$159,566	$142,094	12.3%
Year ended December 31, 2017 compared to the year ended December 25, 2016
Advertising Revenues—Total advertising and marketing services revenues decreased 15.2%, or $103.5 million, in the year ended December 31, 2017 compared to the prior year period. Retail advertising revenues fell 15.6%, or $79.1 million, due to declines in all categories. The categories with the largest declines were department stores, furniture and home furnishings, specialty merchandise, food and drug stores, car dealerships and lots, personal services and financial services categories. National advertising revenues fell 18.6%, or $18.5 million, due to declines in several categories, most notably movies, advertising agencies, wireless, packaged goods and media categories. Classified advertising revenues decreased 8.0%, or $5.9 million, compared to the prior year period, primarily due to decreases in the legal and recruitment categories. The New York Daily News contributed $8.6 million to troncM advertising revenues in the year ended December 31, 2017.
Circulation Revenues—Circulation revenues increased 5.3%, or $25.4 million, in the year ended December 31, 2017 due primarily to the acquisition of the New York Daily News in September 2017, which contributed $17.2 million in circulation revenue, and increases in rates which exceeded volume decreases by $8.2 million.

Other Revenues—Other revenues decreased 5.9%, or $12.7 million, in the year ended December 31, 2017 primarily due to declines of $7.0 million in direct mail and marketing and $4.8 million in content syndication and other revenues. The New York Daily News contributed $5.6 million to troncM other revenues in the year ended December 31, 2017.
Operating Expenses—Operating expenses decreased 5.3%, or $66.2 million, in the year ended December 31, 2017, due to decreases in all categories partially offset by corporate allocations. The New York Daily News contributed $42.2 million to troncM operating expenses in the year ended December 31, 2017.
Year ended December 25, 2016 compared to the year ended December 27, 2015
Advertising Revenues—Total advertising and marketing services revenues decreased 10.9%, or $83.2 million, in the year ended December 25, 2016 compared to the prior year period. Retail advertising revenues fell 9.4%, or $52.5 million, due to declines in most categories, partially offset by an increase in the real estate and clubs and organizations categories. The categories with the largest declines were specialty merchandise, auto, department stores, personal services and financial services categories. National advertising revenues fell 16.9%, or $20.2 million, due to declines in several categories, most notably movies and soft goods categories. Classified advertising revenues decreased 12.4%, or $10.5 million, compared to prior year period, primarily due to decreases in the recruitment category.
Circulation Revenues—Circulation revenues increased 5.0%, or $23.1 million, in the year ended December 25, 2016 due primarily to the acquisition of The San Diego Union-Tribune in May 2015. Overall decreases in volume were generally offset by rate increases.
Other Revenues—Other revenues decreased 4.5%, or $10.2 million, in year ended December 25, 2016 primarily due to declines in commercial print and delivery revenues of $8.8 million for third-party publications.
Operating Expenses—Operating expenses decreased 6.6%, or $88.3 million, in the year ended December 25, 2016, due primarily to decreases in compensation expense, a prior year litigation matter, newsprint and ink expense and outside services expense, partially offset by increases in occupancy costs related to the vacated lease space discussed above and corporate allocations.
troncX
troncX is comprised of the Company’s digital revenues and related digital expenses from local websites and mobile applications, digital only subscriptions, TCA and forsalebyowner.com.
TCA is a syndication and licensing business providing quality content solutions for publishers around the globe.  Working with a vast collection of the world’s best news and information sources, TCA delivers a daily news service and syndicated premium content to 1,700 media and digital information publishers in more than 70 countries.
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

	Year Ended			Year Ended
(in thousands)	December 31, 2017	December 25, 2016	% Change	December 25, 2016	December 27, 2015	% Change
Operating revenues:
Advertising	$194,237	$193,997	0.1%	$193,997	$191,831	1.1%
Content	45,742	42,174	8.5%	42,174	41,674	1.2%
Total revenues	239,979	236,171	1.6%	236,171	233,505	1.1%
Operating expenses	215,149	210,620	2.2%	210,620	194,697	8.2%
Income from operations	$24,830	$25,551	(2.8%)	25,551	38,808	(34.2%)
Depreciation and amortization	15,560	11,563	34.6%	11,563	2,329	*
Adjustments	4,067	3,978	2.2%	3,978	1,769	*
Adjusted EBITDA	$44,457	$41,092	8.2%	$41,092	$42,906	(4.2%)
* Represents positive or negative change in excess of 100%
Year ended December 31, 2017 compared to the year ended December 25, 2016
Advertising Revenues—Total advertising revenues increased 0.1%, or $0.2 million, in the year ended December 31, 2017. National advertising revenue increased $11.7 million, primarily due to increases in the general category. Other advertising revenue increased $1.7 million primarily due to increases in revenue shares received from advertising partners due to increased volume. Retail advertising revenue increased $1.3 million, primarily due to increases in the furniture and home furnishings, food and drug stores and amusements categories, partially offset by a decrease in the personal services category. These increases were offset by decreases in classified advertising revenue which decreased $14.5 million primarily due to decreases in the real estate and recruitment categories. The New York Daily News contributed $7.8 million to troncX advertising revenues in the year ended December 31, 2017.
Content Revenues—Content revenues increased 8.5%, or $3.6 million, in the year ended December 31, 2017, with increases in digital subscription revenue partially offset by decreases in content syndication revenue. The New York Daily News contributed $1.0 million to troncX content revenues in the year ended December 31, 2017.
Operating Expenses—Operating expenses increased 2.2%, or $4.5 million, in the year ended December 31, 2017, primarily due to contributions of $5.5 million from the New York Daily News.
Year ended December 25, 2016 compared to the year ended December 27, 2015
Advertising Revenues—Total advertising revenues increased 1.1%, or $2.2 million, in the year ended December 25, 2016. Retail advertising revenue increased $2.7 million, primarily due to increases in the furniture and home furnishings, food and drug stores and amusements categories, primarily offset by a decrease in the personal services category. National advertising revenue increased $2.2 million, primarily due to increases in the general category. Other advertising revenue increased $2.3 million primarily due to increases in revenue shares received from advertising partners due to increased volume. These increases were partially offset by decreases in classified advertising revenue, which decreased $5.1 million, primarily due to decreases in the real estate and recruitment categories.
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
Sources and Uses
The Company expects to fund capital expenditures, interest, principal and pension payments and other operating requirements through a combination of cash flows from operations and from the sale of certain properties, including the Los Angeles Times and The San Diego Union-Tribune, if and when the sale of such properties closes. The Company also has available borrowing capacity under the Company’s revolving credit facility. The Company’s financial and operating performance remains subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond the control of the Company and, despite the Company’s current liquidity position, no assurances can be made that cash flows from operations, future borrowings under the revolving credit facility, and any refinancings thereof, or dispositions of assets or operations will be sufficient to satisfy the Company’s future liquidity needs.
The table below summarizes the total operating, investing and financing activity cash flows for the years ended December 31, 2017, December 25, 2016 and December 27, 2015 (in thousands):

	Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015

Net cash provided by operating activities	$91,284	$85,690	$65,481
Net cash used for investing activities	(15,782)	(14,107)	(91,005)
Net cash provided by (used for) financing activities	(84,198)	85,934	29,681
Net increase in cash	$(8,696)	$157,517	$4,157
Cash flow generated by operating activities is the Company’s primary source of liquidity. Net cash provided by operating activities was $91.3 million for the year ended December 31, 2017, an increase of $5.6 million from $85.7 million for the year ended December 25, 2016. The increase was primarily driven by improved operating results offset by lower working capital contributions and higher pension contributions. Net cash provided by operating activities was $85.7 million in the year ended December 25, 2016, an increase of $20.2 million from $65.5 million in the year ended December 27, 2015. The increase was primarily driven by improved operating results with lower cash paid for income taxes partially offset by higher pension contributions.
Net cash used for investing activities totaled $15.8 million in the year ended December 31, 2017 and included $24.3 million used for capital expenditures partially offset by $7.3 million received from the sale of CIPS and $2.6 million cash acquired in the acquisition of the New York Daily News. Net cash used for investing activities totaled $14.1 million in the year ended December 25, 2016 and included $21.0 million used for capital expenditures and $7.6 million used for acquisitions partially offset by $17.0 million provided by a release of restricted cash. Net cash used for investing activities totaled $91.0 million in the year ended December 27, 2015 primarily due to $67.8 million used for the acquisition of The San Diego Union-Tribune and $32.3 million used for capital expenditures, partially offset by $10.5 million provided by a release of restricted cash. We anticipate that capital expenditures for the year ended December 30, 2018 will be approximately $70 million to $74 million although approximately $15.0 million of leasehold improvements will be funded by tenant improvement allowances provided by the facility landlord.
Net cash used for financing activities totaled $84.2 million in the year ended December 31, 2017. During the year the Company repurchased shares of common stock for a total price of $56.2 million and made $26.4 million of principal payments on senior debt. Net cash provided by financing activities totaled $85.9 million in the year ended December 25, 2016 and included $113.3 million received from private placement of 9.9 million shares of the Company’s stock, partially offset by $21.1 million used for principal payments on senior debt and $4.9 million used for payment of stockholder dividends. In the year ended December 27, 2015, net cash used for financing activities totaled $29.7 million and included $69.0 million in proceeds from the issuance of senior debt, net of discount, $19.8 million used for principal payments on senior debt, $13.7 million used for payment of stockholder dividends and $2.8 million used for payment of financing costs related to the issuance of senior debt.

Stock Repurchases
On March 23, 2017, the Company entered into a purchase agreement with investment funds associated with Oaktree Capital Management, L.P. (“Oaktree”), pursuant to which the Company acquired 3,745,947 shares of the Company’s common stock for $15.00 per share or a total purchase price of $56.2 million. See Note 16 to the Company’s Consolidated Financial Statements for more information on the stock repurchase.
Private Placements
On February 3, 2016 and June 1, 2016, the Company completed a $44.4 million and a $70.5 million private placement, pursuant to which the Company sold 5,220,000 shares and 4,700,000 shares of the Company’s common stock at a purchase price of $8.50 per share and $15.00 per share, respectively. See Note 16 to the Company’s Consolidated Financial Statements for more information on the private placements.
Acquisitions
See Note 5 to the Company’s Consolidated Financial Statements for more information on acquisitions.
Acquisitions — 2017
On September 3, 2017, the Company completed the acquisition of 100% of the partnership interests in DNLP, the owner of the New York Daily News in New York City, pursuant to the Partnership Interest Purchase Agreement dated September 3, 2017, for a cash purchase price of one dollar and assumption of various liabilities, subject to a post-closing working capital adjustment. Following of the acquisition, DNLP’s assets and liabilities are in the process of being valued at fair value.
Acquisitions — 2016
In December 2016, the Company completed the acquisitions totaling $7.6 million including Spanfeller Media, a digital platform which includes The Daily Meal and The Active Times, and other immaterial properties. The results of the acquisitions and the related transaction costs were not material to the Company’s Consolidated Financial Statements and are included in the Consolidated Statements of Income (Loss) since the date of acquisition.
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
Debt
Refer to Note 8 of the Consolidated Financial Statements for detailed information related to the Company’s Term Loan Credit Agreement, Senior Term Facility, ABL Credit Agreement, Senior ABL Facility and Letter of Credit Agreement.
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

The interest rates applicable to the Term Loans will be based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) the greater of (x) an adjusted London inter-bank offered rate (adjusted for reserve requirements) and (y) 1.00%, plus a borrowing margin of 4.75%, or (ii) an alternate base rate, plus a borrowing margin of 3.75%. At December 31, 2017, the weighted average interest rate for the variable-rate debt outstanding was 5.75%. As of December 31, 2017, the unamortized balance of the discount was $2.4 million. As of December 31, 2017, the unamortized balance of the debt issuance costs associated with the Term Loans was $5.9 million.
Senior ABL Facility
On August 4, 2014, tronc and the Subsidiary Guarantors, in their capacities as borrowers thereunder, entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent, swing line lender and letter of credit issuer, and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility will mature on August 4, 2019. The interest rates applicable to the loans under the Senior ABL Facility will be based on either (i) an adjusted London inter-bank offered rate (adjusted for reserve requirements), plus a borrowing margin of 1.50% or (ii) an alternate base rate, plus a borrowing margin of 0.50%. The weighted average interest rate for the variable rate debt is 5.75%. As of December 31, 2017, $99.7 million was available for borrowings under the Senior ABL Facility and $54.0 million of the availability supported outstanding undrawn letters of credit in the same amount. As of December 31, 2017, we were in compliance with the covenants of the Senior ABL Facility.
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
Employee Reductions
In the fourth quarter of 2015, the Company offered an Employee Voluntary Separation Program (“EVSP”), which provided enhanced separation benefits to eligible non-union employees with more than one year of service. The Company is funding the EVSP ratably over the payout period through salary continuation instead of lump sum severance payments. The salary continuation started in the fourth quarter of 2015 and continues through the first half of 2018. The Company recorded a pretax charge of $44.2 million and $10.3 million for all related severance, benefits and taxes in connection with the EVSP for the years ended December 27, 2015 and December 25, 2016, respectively. Amounts recorded in 2017 were immaterial.
During the first quarter of 2016, the Company began the process to outsource its information technology function (“ITO”), which was substantially completed by the end of 2016. The related salary continuation payments started in the first quarter of 2016 and continue through the third quarter of 2018. The Company recorded a pretax charge of $4.6 million for severance, benefits and taxes in connection with the ITO for the year ended December 25, 2016. The amounts recorded in 2017 were immaterial.
During the second quarter of 2017, the Company contracted with a third party to outsource the printing, packaging and delivery of the Orlando Sentinel. The services were fully transitioned to the third party by the end of the third quarter. The change in operations resulted in staff reductions of 112 positions and a pretax charge related to those reductions of $2.2 million which was recorded in the second quarter of 2017. The related salary continuation payments began in the third quarter of 2017 and are expected to continue through the third quarter of 2018.
Additionally, during the second quarter of 2017, the Company offered enhanced severance benefits to certain eligible non-union employees of the Los Angeles Times with a length of service with the organization of over 15 years. This offering resulted in net staff reductions of 25 positions with a total charge of $2.6 million recognized in the third quarter of 2017. The related salary continuation payments began in the third quarter of 2017 and are expected to continue through the fourth quarter of 2018. Any unpaid liability for severance payments at the close of the Nant Transaction, if and when it happens, will be assumed by Nant Capital.
During the fourth quarter of 2017, the Company identified reductions in staffing levels of 86 positions at the New York Daily News. The Company recorded pretax charges of $2.3 million in the year ended December 31, 2017. The related salary continuation payments started in the fourth quarter of 2017 with the majority being completed by the end of the second quarter of 2018.
In addition to the initiatives mentioned above, the Company implemented additional reductions in staffing levels in its operations of 361, 218 and 323 positions in the years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively. The Company recorded pretax charges related to these reductions and executive separations totaling $15.7 million, $12.3 million and $6.8 million in the years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively.
Contractual Obligations
The table below represents tronc’s contractual obligations as of December 31, 2017 (in thousands):

Contractual Obligations	Total	2018	2019	2020	2021	2022	Thereafter

Long-term debt (principal only)	$353,253	$15,817	$21,090	$21,090	$295,256	$—	$—
Long-term capital lease	8,650	768	724	359	6,701	93	5
Interest on long-term debt (1)	72,152	22,059	20,289	18,979	10,825	—	—
Operating leases (2)	201,697	45,818	33,983	30,382	28,278	24,499	38,737
Other purchase obligations (3)	1,125	1,125	—	—	—	—	—
Total	$636,877	$85,587	$76,086	$70,810	$341,060	$24,592	$38,742
(1)    Represents the annual interest on the variable rate debt which bore interest at 5.94% per annum at December 31, 2017.

(2)
The Company leases certain equipment and office and production space under various operating leases. Net lease expense for tronc was $56.6 million, $57.5 million and $60.5 million for the years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively.

(3)    Other purchase obligations relates to the purchase of transportation and news and market data services.
The contractual obligations table does not include actuarially projected minimum funding requirements of the San Diego Pension Plan or the NYDN Pension Plan. The actuarially projected minimum funding requirements contain significant uncertainties regarding the assumptions involved in making such minimum funding projections, including interest rate levels, asset returns, mortality and cost trends, and what, if any, changes will occur to regulatory requirements. While subject to change, the minimum contribution amounts for the San Diego Pension Plan and the NYDN Pension Plan for 2018, under current regulations, are estimated to be $15.0 million and $4.0 million, respectively. Further contributions are currently projected for 2019 through 2025, but amounts cannot be reasonably estimated. If the Nant Transaction closes in the second quarter as expected, the Company would only be required to contribute $2.6 million to the San Diego Pension Plan for 2018.
As of December 31, 2017, tronc had standby letters of credit outstanding in the amount of $54.0 million.
Critical Accounting Policies
The Company’s significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements. These policies conform with U.S. GAAP and reflect practices appropriate to tronc’s businesses. The preparation of the Company’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes thereto. The Company bases its estimates on past experience and assumptions that management believes are reasonable under the circumstances and evaluates its policies, estimates and assumptions on an ongoing basis.
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
In May 2014, the FASB issued ASU 2014-09, Topic 606, Revenue from Contracts with Customers and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. The new standard supersedes a majority of existing revenue recognition guidance under U.S. GAAP, and requires a company to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. ASU 2014-09 allows for either a “full retrospective” adoption or a “modified retrospective” adoption. The Company will adopt this standard effective January 1, 2018 utilizing the modified retrospective method.
During 2016, in preparation for the adoption of the new standard, we began a review of the various types of customer contract arrangements for each of our businesses. These reviews included 1) accumulating customer contractual arrangements; 2) identifying individual performance obligations pursuant to each type of arrangement; 3) quantifying consideration under each arrangement; 4) allocating consideration among the identified performance obligations; and 5) determining the timing of revenue recognition pursuant to each arrangement. We have substantially completed our analysis of the new guidance and have not identified any material changes to the timing or amount of revenue to be recognized in future periods, except as discussed below. The disclosures related to revenue recognition will be significantly expanded under the new standard, specifically around the quantitative and qualitative information about performance obligations, changes in contract assets and liabilities, and disaggregation of revenue. We continue to evaluate these requirements.
As discussed in Note 5 to the Consolidated Financial Statements, in September 2017 the Company acquired the New York Daily News, which was not within the scope of our assessment. We believe the customer contract arrangements for the New York Daily News are consistent with those of our other publications. We will complete our assessment with respect to the New York Daily News during the first quarter of our fiscal 2018.
The new standard does result in the Company recording certain digital advertising revenue placed on non-tronc websites, net of the cost of the third-party website as the Company will be acting as an agent as defined under the new standard. Currently, such revenues are generally recorded gross. Historically, these revenues were primarily associated with our arrangement with Cars.com. As discussed in Note 21 to the Consolidated Financial Statements, the Company revised the terms of its operating agreement with Cars.com effective February 1, 2018, and will no longer resell Cars.com products. If the Company had not revised the terms of the agreement, the expected impact of the adoption of the new standard would be to decrease revenues and the related costs by $50.0 million to $60.0 million annually compared to the current year. With the revised agreement, the expected impact of the adoption of the new standard is not expected to be material based on the terms or our remaining agreements
Goodwill and Other Intangible Assets—Goodwill and other intangible assets are summarized in Note 7 to the Consolidated Financial Statements. The Company reviews goodwill and other indefinite-lived intangible assets, which include only newspaper mastheads, for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired. The Company has determined that the reporting units at which goodwill will be evaluated are the ten newspaper media groups, TCA, forsalebyowner.com and the aggregate of its other digital businesses.
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
Based on the assessments performed as of September 24, 2017, the estimated fair value of all the Company’s reporting units and newspaper mastheads exceeded their carrying amounts. For goodwill as of the measurement date, the calculated fair value exceeded the carrying value by more than 100% for all reporting units the San Diego Media Group for which the percentage was approximately 12.6%. As discussed in Note 5 to the Consolidated Financial Statements, the Company acquired San Diego Union-Tribune and nine community weeklies in May 2015. Subsequent to the acquisition, revenues of the San Diego newspaper Media Group have continued to decline, as have revenues of the Company’s other newspaper media groups. In estimating the fair value of the San Diego Media Group reporting unit, the Company has assumed that the rate of revenue decline will decrease over time and tronc has assumed that the Company will implement additional cost savings measures that will partially offset such revenue declines. Changes in assumptions could materially affect the estimation of the fair value of the San Diego Media Group and could result in goodwill impairment. Events and conditions that could affect assumptions and indicate impairment include revenue declines continuing at the rate the Company has experienced subsequent to the acquisition for which tronc is unable to successfully implement additional offsetting cost savings measures. Under the terms of the MIPA, the carrying value of goodwill related to the San Diego Union-Tribune would be fully realized upon close of the transaction.
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
Pension Plans—With the acquisitions of The San Diego Union-Tribune and the New York Daily News, the Company became the sponsor of those publications’ pension plans (the “San Diego Pension Plan” and the “NYDN Pension Plan” respectively). The Company follows accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits” for single employer defined benefit plans. Plan assets and the projected benefit obligation are measured each December 31, and the Company records as an asset or liability the net funded or underfunded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to other comprehensive income (loss) and are amortized to net periodic pension expense over the weighted average remaining life of plan participants. Net periodic pension expense is recognized each period by accruing interest expense on the projected benefit obligation and accruing a return on assets associated with the plan assets.
Other Postretirement Benefits—tronc provides certain health care and life insurance benefits for retired tronc employees through postretirement benefit plans. The expected cost of providing these benefits is accrued over the years that the employees render services. It is the Company’s policy to fund postretirement benefits as claims are incurred.
The Company recognizes the overfunded or underfunded status of its postretirement benefit plans as an asset or liability in its Consolidated Balance Sheets and recognizes changes in that funded status in the year in which changes occur through comprehensive income. The amounts included within these Consolidated Financial Statements were actuarially determined based on amounts for eligible tronc employees.
Multiemployer Pension Plans—Contributions made to union-sponsored plans are based upon collective bargaining agreements and are accounted for under guidance related to multiemployer plans. See Note 13 to the Consolidated Financial Statements for further information.
New Accounting Standards
See Note 2 to the Consolidated Financial Statements for a description of new accounting standards issued and/or adopted in the year ended December 31, 2017.

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

	Year Ended
(In thousands)	December 31, 2017	% Change	December 25, 2016	% Change	December 27, 2015
Net income (loss)	$5,535	(15.3%)	$6,537	*	$(2,765)

Income tax expense (benefit)	31,681	67.4%	18,924	*	(430)
Interest expense (income), net	26,481	(0.8%)	26,703	2.8%	25,972
Premium on stock buyback	6,031	*	—	*	—
Loss on equity investments, net	(3,139)	*	690	(40.7%)	1,164
Reorganization items, net	—	*	259	(74.8%)	1,026

Income from operations	66,589	25.4%	53,113	*	24,967

Depreciation and amortization	56,696	(1.4%)	57,499	5.2%	54,633
Restructuring and transaction costs (1)	40,897	(10.9%)	45,916	9.7%	41,859
Litigation settlement (2)	3,000	*	—	*	2,145
Stock-based compensation (3)	11,228	33.3%	8,424	23.5%	6,822
Employee voluntary separation program	401	(97.4%)	15,589	(65.8%)	45,586

Adjusted EBITDA	$178,811	(1.0%)	$180,541	14.9%	$157,184
* Represents positive or negative change in excess of 100%

(1) -
Restructuring and transaction costs include costs related to tronc’s internal restructuring, such as severance related to the IT outsourcing efforts, charges associated with abandoned space, the distribution and separation from TCO and transaction costs related to completed and potential acquisitions.

(2) -	Adjustment to litigation settlement reserve.

(3) -	Stock-based compensation is due to tronc's and TCO's equity compensation plans and is included for comparative purposes.
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

Reorganization Items, Net
ASC Topic 852, “Reorganizations,” requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Accordingly, revenues, expenses, realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported in reorganization items, net in the Consolidated Statements of Income (Loss) included herein. Reorganization costs generally include provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts.
Reorganization items, net included in tronc’s Consolidated Statements of Income (Loss) consisted of the following (in thousands):

	December 25, 2016	December 27, 2015
Reorganization costs, net:
Contract rejections and claim settlements	$(75)	$(15)
Trustee fees and other, net	(184)	(1,011)
Total reorganization items, net	$(259)	$(1,026)
See Note 10 to the Consolidated Financial Statements for additional information regarding these reorganization items.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in the financial instruments issued by the Company represents the potential loss arising from adverse changes in interest rates. See Note 8 to the Consolidated Financial Statements for information concerning the contractual interest rates of tronc’s debt. At December 31, 2017, the fair value of the Company’s variable-rate debt was estimated to be $353.8 million using quoted market prices with observable inputs in non-active markets and yields obtained through independent pricing sources. The carrying amount of the variable-rate debt was $353.4 million at December 31, 2017.
Various financial instruments issued by the Company are sensitive to changes in interest rates. If interest rates increase, the Company’s future debt service obligations on the variable rate portion of its indebtedness would increase even though the amount borrowed remains the same, and its net income and cash flows, including cash available for servicing its indebtedness, will correspondingly decrease. With respect to the Company’s variable-rate debt at December 31, 2017, each hypothetical 100 basis point change in interest rates would result in a $3.7 million change in annual interest expense on its indebtedness.

Item 8. Financial Statements and Supplementary Data
The Consolidated Financial Statements, together with the Reports of Independent Registered Public Accounting Firm, are included elsewhere in this Annual Report on Form 10-K. Financial statement schedules have been omitted because the required information is contained in the Consolidated Financial Statements or related Notes, or because such information is not applicable.
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
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment excludes any evaluation of the internal control over financial reporting of Daily News, L.P., which was acquired September 3, 2017 and constituted $66.0 million of total assets and $40.2 million of total operating revenues as of and for the year ended December 31, 2017, respectively. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, the independent registered public accounting firm that has also audited the Company’s consolidated financial statements as of and for the year ended December 31, 2017. Ernst & Young’s report on the Company’s internal control over financial reporting appears below.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of the fiscal year covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of tronc, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited the internal control over financial reporting of tronc, Inc. (the Company) as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Daily News, L.P., which is included in the 2017 consolidated financial statements of the Company and constituted $66.0 million of total assets and $40.2 million of total operating revenues as of and for the year ended December 31, 2017, respectively. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Daily News, L.P.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company, and our report dated March 16, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Dallas, Texas

March 16, 2018

Item 9B. Other Information
On March 13, 2018, Tribune Publishing Company, LLC (“TPC”), a wholly owned subsidiary of tronc, Inc. (the “Company”), entered into new employment agreements with each of Justin Dearborn, the Company’s Chief Executive Officer, and Terry Jimenez, the Company’s Chief Financial Officer, in connection with the expiration of their current employment agreements on February 21, 2018 and April 3, 2018, respectively.  Messrs. Dearborn’s and Jimenez’s new employment agreements are effective February 22, 2018 and April 4, 2018, respectively.
Pursuant to the new employment agreements, Messrs. Dearborn and Jimenez will receive an annual base salary of $600,000 and $475,000, respectively, subject to periodic adjustment as determined by the Board, and each is eligible to receive an annual cash bonus, with a target of 100% and 75%, respectively, of base salary.
The new employment agreements provide that if the Company terminates the employment of the applicable executive without cause, as defined in the agreement (and other than due to death or disability) or he resigns for good reason, as defined in the agreement, subject to his execution and non-revocation of a release of claims, the Company will pay him, in addition to his previously-accrued compensation, the following severance:

A.
in the case of Mr. Dearborn (i) the lump sum amount equal to the greater of (x) base salary remaining due under the Employment Term or (y) 52 weeks of base salary, (ii) any unpaid annual bonus with respect to the calendar year immediately preceding the calendar year of termination of employment, and (iii) a pro-rata amount of the annual bonus based on actual performance with respect to the calendar year of termination of employment; and

B.
in the case of Mr. Jimenez (i) an amount equal to the greater of (x) his base salary remaining due under the Employment Term, payable in bi-weekly installments over the remainder of the Employment Term or (y) his base salary for a 52 week period, payable in bi-weekly installments, (ii) any unpaid annual bonus with respect to the calendar year immediately preceding the calendar year of termination of employment, and (iii) a pro-rata amount of the annual bonus based on actual performance with respect to the calendar year of termination of employment.

Both new employment agreements also contain certain restrictive covenants for the Company’s benefit and require the executives to maintain the confidentiality of the Company’s confidential information.
The foregoing descriptions of the new employment agreements are qualified in their entirety by reference to the text of the employment agreements, copies of which are attached to and filed with this Form 10-K.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to information under the captions “Corporate Governance,” “Board Composition,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Consideration of Stockholder-Recommended Director Nominees” in our definitive proxy statement relating to the 2018 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2017 fiscal year.
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

A stockholder can also obtain, without charge, a printed copy of any of the materials referred to above by contacting the Company at the following address:
tronc, Inc.
435 North Michigan Avenue
Chicago, Illinois 60611
Attn: Corporate Secretary
Telephone: (312) 222-9100
Item 11. Executive Compensation
The information required by this item is incorporated by reference to information under the captions “Compensation Discussion and Analysis,” “Compensation, Nominating and Corporate Governance Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Named Executive Officer Compensation,” and “Director Compensation” in our definitive proxy statement relating to the 2018 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2017 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to information under the caption “Security Ownership of Certain Beneficial Owners, Directors, and Management” in our definitive proxy statement relating to the 2018 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2017 fiscal year.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to information under the caption “Security Ownership of Certain Beneficial Owners, Directors, and Management” in our definitive proxy statement relating to the 2018 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2017 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to information under the captions “Policies and Procedures for the Review and Approval or Ratification of Transactions with Related Persons” and “Corporate Governance” in our definitive proxy statement relating to the 2018 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2017 fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to information under the caption “Independent Registered Public Accounting Firm’s Fees Report” in our definitive proxy statement relating to the 2018 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2017 fiscal year.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)    The following documents are filed as part of this Form 10-K:
(1)     Index and Consolidated Financial Statements
The list of Consolidated Financial Statements set forth in the accompanying Index to Financial Statements at page F-1 herein is incorporated herein by reference. Such Consolidated Financial Statements are filed as part of this Form 10-K.

(2)
The financial schedules required by Regulation S-X are either not applicable or are included in the information provided in the Consolidated Financial Statements or related Notes, which are filed as part of this Form 10-K.

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

2.4*
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

2.5*
Acquisition Agreement, dated February 6, 2018, by and among Best Reviews Inc., Best Reviews LLC, Tribune Publishing Company, LLC, and Tronc, Inc., and Denis Grosz (as the Sellers’ Representative), and the Stockholders defined in the Purchase Agreement (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on February 7, 2018).

2.6*	Membership Interest Purchase Agreement, dated February 7, 2018, by and among Nant Capital, LLC, and Tronc, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on February 7, 2018).

3.1*	Amended and Restated Certificate of Incorporation of tronc, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 8-A filed on June 17, 2016).

3.2*	Amended and Restated By-laws of tronc, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 8-A filed on June 17, 2016).

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

10.7*
Consulting Agreement, dated December 20, 2017, by and among Tribune Publishing Company, LLC, Merrick Ventures LLC and, solely for certain sections thereof, Michael W. Ferro, Jr., Merrick Media, LLC and tronc, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 22, 2017.)

10.8*
Registration Rights Agreement, by and between Tribune Publishing Company and Merrick Media, LLC, dated as of February 3, 2016 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 4, 2016).

10.9*
Confidentiality and Recusal Agreement, by and between Tribune Publishing Company and Michael W. Ferro, Jr., dated as of February 3, 2016 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 4, 2016).

10.10*
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

10.11*
Securities Purchase Agreement, by and among Tribune Publishing Company, Nant Capital, LLC and Dr. Patrick Soon-Shiong, dated as of May 22, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 23, 2016).

10.12*
Registration Rights Agreement, by and between Tribune Publishing Company and Nant Capital, LLC, dated as of May 22, 2016 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 23, 2016).

10.13*~
tronc, Inc. 2014 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2016 filed on August 5, 2016).

10.14*~
Form of Restricted Stock Unit Award Agreement (Non-Employee Director Form) for awards made in 2016 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q/A for the quarterly period ended September 28, 2014 filed November 19, 2014).

10.15*
Form of Restricted Stock Award Agreement (Non-Employee Director) for awards made beginning in 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2017 filed November 3, 2017).

10.16*~	Form of Stock Option Agreement (Employee Form) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2016 filed on August 5, 2016).

10.17*~
Form of Restricted Stock Unit Award Agreement (Employee Form) (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2016 filed on August 5, 2016).

10.18*~	Form of Annual Performance Incentive Award Notice (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 28, 2014 filed March 25, 2015).

10.19*~	Form of Annual Performance Incentive Award Notice (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2017 filed May 3, 2017).

10.20*~	Form of Director Compensation Conversion Election Form (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 14, 2016).

10.21*~
Employment Agreement, by and between Tribune Publishing Company, LLC and Timothy E. Ryan, dated as of September 7, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2015 filed on November 12, 2015).

10.22*~
Executive Employment Agreement by and between Justin Dearborn and Tribune Publishing Company, LLC, effective February 22, 2016 through February 21, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 23, 2016).

10.23*~	Executive Employment Agreement by and between Justin C. Dearborn and Tribune Publishing Company, LLC, effective February 22, 2018.

10.24*~
Executive Employment Agreement by and between Terry Jimenez and Tribune Publishing Company, LLC, dated March 25, 2016 and effective through April 3, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 28, 2016).

10.25*~	Executive Employment Agreement by and between Terry Jimenez and Tribune Publishing Company, LLC, effective April 4, 2018.

10.26*~
Executive Employment Agreement by and between Timothy Knight and Tribune Interactive, LLC, effective February 23, 2017 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 27, 2017.)

10.27*~
Executive Employment Agreement by and between Ross Levinsohn and Tribune Interactive, LLC, effective August 21, 2017, (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 23, 2017)

10.28*~
Executive Employment Agreement by and between Julie K. Xanders and Tribune Publishing Company, LLC, dated December 20, 2017 and effective January 4, 2018 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 22, 2017).

10.29*~	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed on March 14, 2016).

10.30*~	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2016 filed on May 5, 2016).

10.31*
Term Loan Credit Agreement, among Tribune Publishing Company, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on August 7, 2014).

10.30*
Term Loan Guaranty, among Tribune Publishing Company, the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on August 7, 2014).

10.31*
Term Loan Security Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.13 to the Form 8-K filed on August 7, 2014).

10.32*
Term Loan Pledge Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.14 to the Form 8-K filed on August 7, 2014).

10.33*
ABL Credit Agreement, among Tribune Publishing Company, the Subsidiaries party thereto, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and l/c issuer, and the lenders party thereto, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.15 to the Form 8-K filed on August 7, 2014).

10.34*
ABL Guaranty, among Tribune Publishing Company, the Subsidiaries party thereto and Bank of America, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.16 to the Form 8-K filed on August 7, 2014).

10.35*
ABL Security Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and Bank of America, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.17 to the Form 8-K filed on August 7, 2014).

10.36*
ABL Pledge Agreement, among Tribune Publishing Company, the Subsidiaries party thereto and Bank of America, N.A., as collateral agent, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.18 to the Form 8-K filed on August 7, 2014).

10.37*
Continuing Agreement for Standby Letters of Credit, between Tribune Publishing Company and JPMorgan Chase Bank, N.A., as l/c issuer, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.19 to the Form 8-K filed on August 7, 2014).

10.38*
Lender Joinder Agreement, by and among Tribune Publishing Company, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., dated as of May 21, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2015 filed on August 12, 2015).

10.39*
Registration Rights Agreement, by and between Tribune Publishing Company and MLIM Holdings, LLC, dated as of May 21, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2015 filed on August 12, 2015).

10.40*	Amended and Restated Limited Liability Company Agreement of Best Reviews LLC, dated February 6, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 7, 2018).

21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TRONC, INC.

March 16, 2018	By:	/s/ Terry Jimenez
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

Name	Capacity	Date

/s/ Justin C. Dearborn	Chief Executive Officer and Director	March 16, 2018
Justin C. Dearborn	(Principal Executive Officer)

/s/ Terry Jimenez	Chief Financial Officer	March 16, 2018
Terry Jimenez	(Principal Financial and Accounting Officer)

/s/ Michael W. Ferro, Jr.	Chairman and Director	March 16, 2018
Michael W. Ferro, Jr.

/s/ Carol Crenshaw	Director	March 16, 2018
Carol Crenshaw

/s/ David Dreier	Director	March 16, 2018
David Dreier

/s/ Philip G. Franklin	Director	March 16, 2018
Philip G. Franklin

/s/ Eddy W. Hartenstein	Director	March 16, 2018
Eddy W. Hartenstein

/s/ Richard A. Reck	Director	March 16, 2018
Richard A. Reck

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of tronc, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of tronc, Inc. (the Company) as of December 31, 2017 and December 25, 2016, the related consolidated statements of income (loss), comprehensive income (loss), equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and December 25, 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Dallas, Texas
March 16, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of tronc, Inc.

In our opinion, the consolidated statements of loss, comprehensive loss, deficit and cash flows for the year ended December 27, 2015 present fairly, in all material respects, the results of operations and cash flows of tronc, Inc. and its subsidiaries (formerly known as Tribune Publishing Company) for the year ended December 27, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, TX
March 14, 2016, except for Note 18 to the consolidated financial statements, as to which the date is March 8, 2017

TRONC, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)

	Year ended
	December 31, 2017	December 25, 2016	December 27, 2015

Operating revenues	$1,524,018	$1,606,378	$1,672,820

Operating expenses:
Compensation	549,363	597,293	649,905
Newsprint and ink	94,340	103,906	122,339
Outside services	468,044	494,478	513,896
Other operating expenses	288,986	300,089	307,080
Depreciation and amortization	56,696	57,499	54,633
Total operating expenses	1,457,429	1,553,265	1,647,853

Income from operations	66,589	53,113	24,967
Interest expense, net	(26,481)	(26,703)	(25,972)
Premium on stock buyback	(6,031)	—	—
Income (loss) on equity investments, net	3,139	(690)	(1,164)
Reorganization items, net	—	(259)	(1,026)
Income (loss) before income taxes	37,216	25,461	(3,195)
Income tax expense (benefit)	31,681	18,924	(430)
Net income (loss)	$5,535	$6,537	$(2,765)

Net income (loss) per common share:
Basic	$0.16	$0.19	$(0.11)

Diluted	$0.16	$0.19	$(0.11)

Weighted average shares outstanding:
Basic	33,996	33,788	25,990

Diluted	34,285	33,935	25,990

Dividends declared per common share	$—	$—	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Net income (loss)	$5,535	$6,537	$(2,765)
Other comprehensive loss, net of taxes:
Unrecognized benefit plan gains (losses):
Change in unrecognized benefit plan gain (loss) arising during the period, net of taxes of $2,305, $3,021 and $4,556, respectively	(5,988)	(4,627)	(6,978)
Amortization of items to periodic pension cost during the period, net of taxes of $628, $186 and $1,921, respectively	(1,094)	(284)	(2,942)
Plan amendments, net of taxes of $1,623, $0 and $2,908, respectively	4,215	—	(4,453)
Adjustment for new tax law rate change	(1,847)	—	—
Foreign currency translation, net of taxes	1	3	(15)
Other comprehensive loss, net of taxes	(4,713)	(4,908)	(14,388)
Comprehensive income (loss)	$822	$1,629	$(17,153)

The accompanying notes are an integral part of these consolidated financial statements.

TRONC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2017	December 25, 2016
Assets
Current assets
Cash	$189,653	$198,349
Accounts receivable (net of allowances of $16,377 and $17,230)	180,679	195,519
Inventories	10,798	10,950
Prepaid expenses	22,389	12,879
Other current assets	3,186	5,984
Total current assets	406,705	423,681

Property, plant and equipment
Machinery, equipment and furniture	127,988	123,530
Buildings and leasehold improvements	42,635	13,388
	170,623	136,918
Accumulated depreciation	(72,647)	(70,082)
	97,976	66,836
Advance payments on property, plant and equipment	9,064	1,030
Property, plant and equipment, net	107,040	67,866

Other assets
Goodwill	121,907	122,469
Intangible assets, net	125,178	132,161
Software, net	42,793	54,565
Deferred income taxes	29,911	63,977
Other long-term assets	31,599	24,047
Total other assets	351,388	397,219

Total assets	$865,133	$888,766

The accompanying notes are an integral part of these consolidated financial statements.

TRONC, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2017	December 25, 2016
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$21,857	$21,617
Accounts payable	78,365	70,148
Employee compensation and benefits	63,761	72,311
Deferred revenue	76,353	82,778
Other current liabilities	20,568	18,033
Total current liabilities	260,904	264,887

Non-current liabilities
Long-term debt	331,881	349,128
Deferred revenue	5,142	4,938
Pension and postretirement benefits payable	113,593	101,674
Other obligations	84,451	60,258
Total non-current liabilities	535,067	515,998

Commitments and contingencies (Notes 11 and 12)

Stockholders' equity
Preferred stock, $.01 par value. Authorized 30,000 shares; no shares issued or outstanding at December 31, 2017 and December 25, 2016	—	—
Common stock, $.01 par value. Authorized 300,000 shares, 37,551 shares issued and 33,684 shares outstanding at December 31, 2017; 36,549 shares issued and 36,428 shares outstanding at December 25, 2016	376	365
Additional paid-in capital	150,229	139,623
Accumulated deficit	(16,390)	(21,925)
Accumulated other comprehensive loss	(13,527)	(8,814)
Treasury stock, at cost - 3,867 shares at December 31, 2017 and 121 shares at December 25, 2016	(51,526)	(1,368)
Total stockholders' equity	69,162	107,881

Total liabilities and stockholders’ equity	$865,133	$888,766

The accompanying notes are an integral part of these consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	AOCI	Treasury Stock	Total Equity (Deficit)
Balance at December 28, 2014	25,444	$254	$2,370	$(6,937)	$10,482	$—	$6,169
Comprehensive loss	—	—	—	(2,765)	(14,388)	—	(17,153)
Dividends declared to common stockholders	—	—	—	(18,937)	—	—	(18,937)
Issuance of common stock for acquisition	701	7	11,032	—	—	—	11,039
Issuance of stock from restricted stock unit conversions	192	3	(3)	—	—	—	—
Exercise of stock options	20	—	281	—	—	—	281
Share-based compensation	—	—	6,822	—	—	—	6,822
Excess tax benefit from long-term incentive plan	—	—	653	—	—	—	653
Withholding for taxes on RSU conversions	—	—	(1,904)	—	—	—	(1,904)
Purchase of treasury stock	—	—	—	—	—	(1,368)	(1,368)
Balance at December 27, 2015	26,357	264	19,251	(28,639)	(3,906)	(1,368)	(14,398)
Comprehensive income (loss)	—	—	—	6,537	(4,908)	—	1,629
Dividends declared to common stockholders	—	—	—	177	—	—	177
Issuance of common stock	9,920	99	113,219	—	—	—	113,318
Issuance of stock from RSU conversions	258	2	(2)	—	—	—	—
Exercise of stock options	14	—	205	—	—	—	205
Share-based compensation	—	—	8,424	—	—	—	8,424
Excess tax benefit from long-term incentive plan	—	—	(653)	—	—	—	(653)
Withholding for taxes on RSU conversions	—	—	(821)	—	—	—	(821)
Balance at December 25, 2016	36,549	365	139,623	(21,925)	(8,814)	(1,368)	107,881
Comprehensive income (loss)	—	—	—	5,535	(4,713)	—	822
Issuance of stock from restricted stock and restricted stock unit conversions	887	9	(9)	—	—	—	—
Exercise of stock options	115	2	1,656	—	—	—	1,658
Share-based compensation	—	—	11,282	—	—	—	11,282
Withholding for taxes on RSU conversions	—	—	(2,323)	—	—	—	(2,323)
Purchase of treasury stock	—	—	—	—	—	(50,158)	(50,158)
Balance at December 31, 2017	37,551	$376	$150,229	$(16,390)	$(13,527)	$(51,526)	$69,162

The accompanying notes are an integral part of these consolidated financial statements.

TRONC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Operating Activities
Net income (loss)	$5,535	$6,537	$(2,765)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,696	57,499	54,633
Stock-based compensation expense	11,282	8,424	6,822
Excess tax benefits (expense) realized from exercise of stock-based awards	—	(653)	653
Premium on stock buyback	6,031	—	—
Gain on sale of investments	(6,398)	—	—
Loss on equity investments, net	3,259	690	1,164
Loss on fixed asset sales	—	1,451	1,346
Gain on postretirement plan amendment	—	—	(18,828)
Deferred income taxes	32,697	21,552	(2,654)
Non-current deferred revenue	203	(2,022)	(1,815)
Other non-cash, net	7,752	9,259	2,252
Pension contribution	(14,295)	(10,813)	(2,983)
Postretirement benefit expense	(5,502)	(3,235)	(4,944)
Changes in working capital items, excluding acquisitions:
Accounts receivable, net	31,439	46,518	5,993
Prepaid expenses, inventories and other current assets	(300)	10,497	13,822
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	(38,469)	(58,098)	11,194
Other, net	1,354	(1,916)	1,591
Net cash provided by operating activities	91,284	85,690	65,481

Investing Activities
Capital expenditures, including software additions	(24,315)	(21,021)	(32,275)
Proceeds from the sale of investments	8,420	—	—
Acquisitions, net of cash acquired	2,556	(7,603)	(67,825)
Restricted cash	—	17,003	10,502
Other, net	(2,443)	(2,486)	(1,407)
Net cash used for investing activities	$(15,782)	$(14,107)	$(91,005)

The accompanying notes are an integral part of these consolidated financial statements.

TRONC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Financing Activities
Proceeds from issuance of common stock	$—	$113,318	$—
Purchase of treasury stock	(56,189)	—	(1,368)
Repayment of long-term debt	(26,362)	(21,090)	(19,776)
Repayments of capital lease obligations	(832)	(811)	—
Withholding for taxes on RSU vesting	(2,323)	(821)	(1,904)
Proceeds from exercise of stock options	1,658	205	281
Dividends paid to common stockholders	—	(4,867)	(13,742)
Proceeds from issuance of debt	—	—	68,950
Payment of debt issuance costs	—	—	(2,760)
Proceeds from revolving debt	—	—	10,000
Repayment of revolving debt	—	—	(10,000)
Other	(150)	—	—
Net cash provided by (used for) financing activities	(84,198)	85,934	29,681

Net increase in cash	(8,696)	157,517	4,157
Cash, beginning of period	198,349	40,832	36,675
Cash, end of period	$189,653	$198,349	$40,832

The accompanying notes are an integral part of these consolidated financial statements.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—tronc, Inc., formerly Tribune Publishing Company, was formed as a Delaware corporation on November 21, 2013. tronc, Inc. together with its subsidiaries (collectively, the “Company,” or “tronc”) is a media company rooted in award-winning journalism. Headquartered in Chicago, tronc operates newsrooms in ten markets with titles including the Chicago Tribune, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Newport News, Virginia’s Daily Press, Allentown Pennsylvania’s The Morning Call, Hartford Courant, Los Angeles Times, and The San Diego Union Tribune. On September 3, 2017, the Company completed the purchase of the New York Daily News, New York City’s “Hometown Newspaper”. tronc’s legacy of brands, including the New York Daily News, has earned a combined 105 Pulitzer Prizes and is committed to informing, inspiring and engaging local communities.
tronc’s brands create and distribute content across its media portfolio, offering integrated marketing, media, and business services to consumers and advertisers, including digital solutions and advertising opportunities.
As discussed in Note 21, on February 7, 2018, tronc, Inc. entered into an agreement (the “MIPA”) to sell the Los Angeles Times, The San Diego Union-Tribune and various other titles in the Company’s California news group for an aggregate purchase price of $500 million in cash, plus the assumption of $90 million in underfunded pension liabilities and indemnified liabilities related to certain litigation (the “Nant Transaction”). These properties were not assets held for sale or discontinued operations as of December 31, 2017 and are therefore reflected in these financial statements and related notes as continuing operations.
Basis of Presentation—The accompanying Consolidated Financial Statements and notes of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates. All intercompany accounts within tronc have been eliminated in consolidation.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year—The Company's fiscal year ends on the last Sunday in December. Fiscal year 2017 ended on December 31, 2017 and consisted of 53 weeks with 13 weeks in each of the first three quarters and 14 weeks in the fourth quarter. Fiscal year 2016 ended on December 25, 2016 and fiscal year 2015 ended on December 27, 2015. Each of fiscal 2016 and 2015 was a 52 week year with 13 weeks in each quarter.
Use of Estimates—The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses and certain financial statement disclosures. Some of the significant estimates in these consolidated financial statements include the valuation assumptions used in allowances for doubtful accounts receivable, net realizable value of inventories, useful lives of property and identifiable intangible assets, the evaluation of recoverability of property, goodwill and identifiable intangible assets, income tax, self-insurance, pension and other postretirement benefits, stock-based compensation and purchase accounting. Actual results could differ from these estimates.
Segment Presentation—The Company assesses its operating segments in accordance with ASC Topic 280, “Segment Reporting.” The Company is managed by its chief operating decision maker, as defined by ASC Topic 280, in two reportable segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital only subscriptions, Tribune Content Agency (“TCA”), and forsalebyowner.com. See Note 18 for additional segment information.
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

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

identifiable assets include but are not limited to expected long term revenues; future expected operating expenses; cost of capital; appropriate attrition and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Revenue Recognition—tronc’s primary sources of revenue are from the sales of advertising space in published issues of its newspapers and other publications and on websites owned by, or affiliated with tronc; distribution of preprinted advertising inserts; sales of newspapers, digital subscriptions and other publications to distributors and individual subscribers; and the provision of commercial printing and delivery services to third parties, primarily other newspaper companies. Newspaper advertising revenue is recorded, net of agency commissions, when advertisements are published in newspapers and when inserts are delivered. Website advertising revenue is recognized when delivered. Commercial printing and delivery services revenues, which are included in other revenues, are recognized when the product is delivered to the customer or as services are provided, as appropriate. Proceeds from publication subscriptions are deferred and are included in revenue on a pro rata basis over the term of the subscriptions. The Company records rebates when earned as a reduction of advertising revenue. See New Accounting Standards below for a description of the effect the adoption of ASC 606 will have on the Company’s revenue recognition policy.
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
A summary of the activity with respect to the accounts receivable allowances is as follows (in thousands):

Accounts receivable allowance balance at December 28, 2014	$16,664
2015 additions	31,805
2015 deductions	(30,879)
Accounts receivable allowance balance at December 27, 2015	17,590
2016 additions	33,559
2016 deductions	(33,919)
Accounts receivable allowance balance at December 25, 2016	17,230
2017 additions	34,622
2017 deductions	(35,475)
Accounts receivable allowance balance at December 31, 2017	$16,377
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

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Goodwill and Other Intangible Assets—Goodwill and other intangible assets are summarized in Note 7. tronc reviews goodwill and other indefinite-lived intangible assets, which include only newspaper mastheads, for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles–Goodwill and Other.” Under ASC Topic 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values. Impairment would occur when the carrying amount of the goodwill or mastheads is greater than its fair value. The Company has determined that the reporting units at which goodwill will be evaluated are the ten newspaper media groups, TCA, forsalebyowner.com and the aggregate of its other digital businesses.
The Company evaluates goodwill and indefinite-lived intangibles for impairment annually as of the first day of the fiscal fourth quarter, or when an indicator of impairment exists. For the 2017 annual impairment test, the Company did a full quantitative analysis of both goodwill and mastheads. For both goodwill and mastheads, the calculated fair value exceeded the carrying value. For goodwill, the calculated fair value was determined using the income approach. Estimates of fair value include Level 3 inputs as they are subjective in nature, involve uncertainties and matters of significant judgment and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time (for 2017, the perpetuity growth (decline) rates used ranged from (0.6%) to 2.7%), forecasted revenue growth rates (for 2017, forecasted revenue growth (decline) ranged from (10.9%) to 5.6%), projected operating cash flow margins, estimated tax rates, depreciation expense, capital expenditures, required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (for 2017, the weighted average cost of capital used was 9.5% for print and 11.0% for digital). For goodwill as of the measurement date, the calculated fair value exceeded the carrying value by more than 100% for all reporting units except the San Diego Media Group for which the fair value exceeded the carrying value by more than 12.6%. As discussed in Note 5, the Company acquired San Diego Union-Tribune and nine community weeklies in May 2015. Subsequent to the acquisition, revenues of the San Diego Media Group have continued to decline, as have revenues of the Company’s other newspaper media groups. In estimating the fair value of the San Diego Media Group reporting unit, the Company has assumed that the rate of revenue decline will decrease over time and tronc has assumed that the Company will implement additional cost savings measures that will partially offset such revenue declines. Changes in assumptions could materially affect the estimation of the fair value of the San Diego Media Group and could result in goodwill impairment. Events and conditions that could affect assumptions and indicate impairment include revenue declines continuing at the rate the Company has experienced subsequent to the acquisition for which tronc is unable to successfully implement additional offsetting cost savings measures. Under the terms of the MIPA, the carrying value of goodwill related to the San Diego Union-Tribune would be fully realized upon close of the transaction.
For mastheads, the calculated fair value includes Level 3 inputs and was determined using the royalty savings method. The key assumptions used in the fair value estimates under the royalty savings method are revenue and market growth, royalty rates for newspaper mastheads (for 2017, the royalty rate used ranged from 2.5% to 6.4%), estimated tax rates, an appropriate risk-adjusted weighted-average cost of capital (for 2017, the weighted average cost of capital used was 9.5%). These assumptions reflect tronc’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of tronc’s control. For mastheads as of the measurement date, the calculated fair value exceeded the carrying value by more than 100% for all reporting units except the San Diego Union-Tribune. For the San Diego Union-

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tribune, the calculated fair value exceeded the carrying value by 43%. Under the terms of the MIPA, the carrying value of the mastheads related to the San Diego Union-Tribune would be fully realized upon close of the transaction.
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
Fair Value Measurements—The Company measures and records in its consolidated financial statements certain assets and liabilities at fair value. ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and tronc’s own assumptions (unobservable inputs). This hierarchy consists of the following three levels:

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

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases—Operating lease rentals are expensed on a straight-line basis over the life of the lease. The lease term is determined at lease inception by excluding renewal options that are not reasonably assured. The lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense.
Pension Plans—The Company is the sponsor of pension plans for The San Diego Union-Tribune and the New York Daily News (the “San Diego Pension Plan” and the “NYDN Pension Plan”, respectively). The Company follows accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits” for single employer defined benefit plans. Plan assets and the projected benefit obligation are measured each December 31, and the Company records as an asset or liability the net funded or underfunded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to other comprehensive income (loss) and are amortized to net periodic pension expense over the weighted average remaining life of plan participants. Net periodic pension expense is recognized each period by accruing interest expense on the projected benefit obligation and accruing a return on assets associated with the plan assets. For the San Diego Pension Plan participation in and accrual of new benefits to participants has been frozen since 2009 and, accordingly, on-going service costs are not a component of net periodic pension expense. The NYDN Pension Plan is frozen to any new participants. In measuring the funded status of the plans, the Company has elected to measure the single employer defined benefit plan assets and obligations as of the end of the month closest to the Company’s fiscal year-end. See Note 13 for more information on the Company’s pension plans.
The projected benefit obligations of the pension plans are estimated using a theoretical zero-coupon spot curve representing the yields on high-quality corporate bonds with maturities that correlate to the timing of benefit payments to the plan’s participants. Future benefit payments are discounted to their present value at the appropriate yield curve rate to determine the projected benefit obligation outstanding at each year end. Interest expense included in net periodic pension expense was established at the beginning of the fiscal year. The long-term rate of return on the plan’s assets is based upon the investments strategies determined by the Company, less administrative expenses. Investment strategies for the plan’s assets are based upon factors such as the remaining useful life expectancy of participants and market risks.
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
The Company recognizes the overfunded or underfunded status of its postretirement benefit plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which changes occur through comprehensive income. The amounts included within these consolidated financial statements were actuarially determined based on amounts allocable to eligible tronc employees.
Contributions made to union-sponsored plans are based upon collective bargaining agreements. See Note 13 for further information.
Self-Insurance—The Company self-insures for certain employee medical and disability income benefits, and insures with a high deductible for workers’ compensation, automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The Company carries insurance coverage to limit exposure for self-insured workers’ compensation costs and automobile and general liability claims. The Company’s deductibles for the insured coverages are generally $1.0 million per occurrence, depending on the applicable policy period. The recorded liabilities for self-insured risks at December 31, 2017 and December 25, 2016 totaled $51.8 million and $35.2 million, respectively.
Prior to the Distribution Date, tronc employees were covered under TCO plans. The portion of the expense related to these self-insurance and insurance plans that related to tronc employees have been presented within these consolidated financial statements for periods prior to the Distribution Date.
Deferred Revenue—Deferred revenue arises in the normal course of business from advance subscription payments for newspapers, digital subscriptions and other publications, and interactive advertising sales. Deferred revenue is recognized in the period it is earned.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation—Stock-based compensation cost is measured at the grant date of the awards based on the estimated fair value of the awards. The stock-based compensation expense is recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service.
Income Taxes—Provisions for federal and state income taxes are calculated on reported pretax earnings based on current tax laws and also include, in the current period, the cumulative effect of any changes in tax rates, due to changes in tax laws, from those used previously in determining deferred income tax assets and liabilities. Taxable income reported to the taxing jurisdictions in which tronc operates often differs from pretax earnings because some items of income and expense are recognized in different time periods for income tax purposes. The Company provides deferred taxes calculated on these temporary differences. Taxable income also may differ from pretax earnings due to statutory provisions under which specific revenues are exempt from taxation and specific expenses are not allowable as deductions.
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
New Accounting Standards—In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Topic 715, Compensation - Retirement Benefits; Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires the disaggregation of the service cost component from other components of net periodic benefit cost, clarifies how to present the service cost component and other components of net benefit costs in the financial statements and allows only the service cost component of net benefit costs to be eligible for capitalization. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt the standard on January 1, 2018. Adoption will have no effect on the Company’s overall results of operations.
In January 2017, the Financial Accounting Standards Board (“FASB”) “ASU” 2017-04, Topic 350, Intangibles-Goodwill and Other; Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test standardizing the impairment assessment to measure a reporting unit’s carrying value against its fair value and eliminate the calculation of an implied fair value of goodwill. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating how the adoption of this standard will impact the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Topic 805, Clarifying the Definition of a Business, which establishes criteria to determine when an integrated set of assets and activities is not a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017 and should be applied prospectively. The Company will adopt the standard effective January 1, 2018 and will apply the standard to acquisitions or dispositions after that date.
In November 2016, the FASB issued ASU 2016-18, Topic 230, Statement of Cash Flows, which clarifies how companies present and classify restricted cash in the statement of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt this standard on January 1, 2018. Adoption will have no effect on the Company’s consolidated financial statements as the Company has no restricted cash.
In August 2016, the FASB issued ASU 2016-15, Topic 230, Statement of Cash Flows, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt the standard effective January 1, 2018 and will apply the standard to the consolidated financial statements on a prospective basis.
In March 2016, the FASB issued ASU 2016-09, Topic 718, Compensation—Stock Compensation; Improvements to Employee Shared-Based Payment Accounting. This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The Company adopted this ASU as of the beginning of fiscal 2017. As part of the adoption, the Company made an accounting policy election to recognize forfeitures as they occur which had no effect on the Company’s financial statements. The Company has elected to present the cash flow statement changes retrospectively and

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the prior periods have been adjusted to present excess tax benefits (expense) as part of cash flows from operating activities and the cash paid by the Company for withholding shares from stock awards as part of cash flows from financing activities. The other portions of ASU 2016-09 either were not applicable or had no effect on the financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Topic 606, Revenue from Contracts with Customers and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. The new standard supersedes a majority of existing revenue recognition guidance under U.S. GAAP, and requires a company to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. ASU 2014-09 allows for either a “full retrospective” adoption or a “modified retrospective” adoption. The Company will adopt this standard effective January 1, 2018 utilizing the modified retrospective method.
During 2016, in preparation for the adoption of the new standard, we began a review of the various types of customer contract arrangements for each of our businesses. These reviews included 1) accumulating customer contractual arrangements; 2) identifying individual performance obligations pursuant to each type of arrangement; 3) quantifying consideration under each arrangement; 4) allocating consideration among the identified performance obligations; and 5) determining the timing of revenue recognition pursuant to each arrangement. We have substantially completed our analysis of the new guidance and have not identified any material changes to the timing or amount of revenue to be recognized in future periods, except as discussed below. The disclosures related to revenue recognition will be significantly expanded under the new standard, specifically around the quantitative and qualitative information about performance obligations, changes in contract assets and liabilities, and disaggregation of revenue. We continue to evaluate these requirements.
As discussed in Note 5, in September 2017 the Company acquired the New York Daily News, which was not within the scope of our assessment. We believe the customer contract arrangements for the New York Daily News are consistent with those of our other publications. We will complete our assessment with respect to the New York Daily News during the first quarter of our fiscal 2018.
The new standard does result in the Company recording certain digital advertising revenue placed on non-tronc websites, net of the cost of the third-party website as the Company will be acting as an agent as defined under the new standard. Currently, such revenues are generally recorded gross. Historically, these revenues were primarily associated with our arrangement with Cars.com. As discussed in Note 21, the Company revised the terms of its operating agreement with Cars.com effective February 1, 2018, and will no longer resell Cars.com products. If the Company had not revised the terms of the agreement, the expected impact of the adoption of the new standard would be to decrease revenues and the related costs by $50.0 million to $60.0 million annually compared to the current year. With the revised agreement, the expected impact of the adoption of the new standard is not expected to be material based on the terms or our remaining agreements
NOTE 3: CHANGES IN OPERATIONS
Employee Reductions—In the fourth quarter of 2015, the Company offered an Employee Voluntary Separation Program (“EVSP”), which provided enhanced separation benefits to eligible non-union employees with more than one year of service. The Company is funding the EVSP ratably over the payout period through salary continuation instead of lump sum severance payments. The salary continuation started in the fourth quarter of 2015 and continues through the first half of 2018. The Company recorded a pretax charge of $44.2 million and $10.3 million for all related severance, benefits and taxes in connection with the EVSP for the years ended December 27, 2015 and December 25, 2016, respectively. Amounts recorded in 2017 were immaterial.
During the first quarter of 2016, the Company began the process to outsource its information technology function (“ITO”), which was substantially completed by the end of 2016. The related salary continuation payments started in the first quarter of 2016 and continue through the third quarter of 2018. The Company recorded a pretax charge of $4.6 million for

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

severance, benefits and taxes in connection with the ITO for the year ended December 25, 2016. The amounts recorded in 2017 were immaterial.
During the second quarter of 2017, the Company contracted with a third party to outsource the printing, packaging and delivery of the Orlando Sentinel. The services were fully transitioned to the third party by the end of the third quarter. The change in operations resulted in staff reductions of 112 positions and a pretax charge related to those reductions of $2.2 million which was recorded in the second quarter of 2017. The related salary continuation payments began in the third quarter of 2017 and are expected to continue through the third quarter of 2018.
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
During the fourth quarter of 2017, the Company identified reductions in staffing levels of 86 positions at the New York Daily News. The Company is expected to take a total pretax charge of $4.0 million of which $2.3 million was recorded in the year ended December 31, 2017. The related salary continuation payments started in the fourth quarter of 2017 with the majority being completed by the end of the second quarter of 2018.
In addition to the initiatives mentioned above, the Company implemented additional reductions in staffing levels in its operations of 361, 218 and 323 positions in the years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively. The Company recorded pretax charges related to these reductions and executive separations totaling $15.7 million, $12.3 million and $6.8 million in the years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively.
A summary of the activity with respect to tronc’s severance accrual for the years ended December 31, 2017 and December 25, 2016 is as follows (in thousands):

Balance at December 27, 2015	$43,737
2016 Provision	27,151
2016 Payments	(59,248)
Balance at December 25, 2016	11,640
2017 Provision	22,793
2017 Payments	(20,439)
Balance at December 31, 2017	$13,994
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
In the third quarter of 2016, the Company permanently vacated approximately 200,000 sq. ft. of office space in the Chicago Tribune and Los Angeles Times buildings and recorded a charge of $8.5 million related to the abandonments. These charges are included in other operating expenses in the accompanying Consolidated Statements of Income (Loss).

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the activity with respect to the Company’s lease abandonment accrual for the years ended December 31, 2017 and December 25, 2016 is as follows (in thousands):

Balance at December 27, 2015	$—
Provision	8,534
Payments and other	(1,840)
Balance at December 25, 2016	$6,694
Provision	4,324
Payments and other	(5,601)
Balance at December 31, 2017	$5,417
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
NOTE 4: RELATED PARTY TRANSACTIONS
Merrick Consulting Agreement
On December 20, 2017, Tribune Publishing Company, LLC (“TPC”), and solely for certain sections thereof, the Company, entered into a Consulting Agreement with Merrick Ventures LLC (“Merrick Ventures”) and solely for certain sections thereof, Michael W. Ferro, Jr. and Merrick Media, LLC (“Merrick Media”). Mr. Ferro is (1) Chairman and Chief Executive Officer of Merrick Ventures and (2) the manager of Merrick Venture Management, LLC which is the sole manager of Merrick Media. The Consulting Agreement provides for the engagement of Merrick Ventures on a non-exclusive basis to provide certain management expertise and technical services for an annual fee of $5 million in cash, payable in advance on the first business day of each calendar year. During the term of the Agreement, Merrick Ventures and Mr. Ferro agreed to certain non-competition covenants relating to engaging in certain other daily printed newspaper businesses, subject to certain exceptions.
The Consulting Agreement provides for a rolling three-year term, with the initial term continuing through December 31, 2020. The consulting Agreement also provides that the Aircraft Dry Sublease Agreement described below terminated as of December 31, 2017 and after such time, Merrick Ventures and Mr. Ferro are responsible for all travel expenses (including private plane expenses) incurred by them in performance of their services for TPC rather than TPC reimbursing them for such expenses.
In addition, the Agreement amends certain terms of the Securities Purchase Agreement (“Merrick Purchase Agreement”), by and among the Company, Merrick Media and Mr. Ferro to provide for:

(i)
an extension of the restriction on acquiring more than 30% of the Company’s outstanding shares by Merrick Media or its affiliates to the later of (x) February 4, 2019 or (y) 30 days following the termination of the Agreement;

(ii)
the application of the transfer restrictions set forth in Section 10.2 of the Merrick Purchase Agreement to all shares held by Merrick Media and its affiliates and the extension of such restriction until the later of (x) February 4, 2019 or (y) 30 days following the termination of the Consulting Agreement;

(iii)
the removal of the restriction on transfers of shares of common stock of the Company by Merrick Media or its affiliates to any party that would, as a result, hold more than 4.9% of the Company’s outstanding shares; and

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(iv)
the application to all shares owned by Merrick Media and its affiliates (rather than to only the shares purchased under the Merrick Purchase Agreement) of the right of first offer in favor of the Company on proposed transfers of at least 2% of the then-outstanding number of shares of the Company’s common stock, subject to certain notice provisions.

See Note 16 for more information concerning the Merrick Purchase Agreement.
Aircraft Dry Sublease
One of the Company’s subsidiaries, Tribune Publishing Company, LLC (“TPC”), entered into an Aircraft Dry Sublease Agreement, which became effective as of February 4, 2016, with Merrick Ventures. Under the agreement, TPC subleased on a non-exclusive basis, a Bombardier aircraft leased by Merrick Ventures, at a cost, including TPC’s proportionate share of the insurance premiums and maintenance expenses, of $8,500 per flight hour flown. TPC also was responsible for charges attributable to the operation of the aircraft by TPC during the lease term. The initial term of the sublease was one year, which term automatically renewed on an annual basis. Either party had the right to terminate the agreement upon 30 days written notice to the other. During the year ended December 31, 2017, the Company incurred $3.0 million related to the aircraft sublease, of which $2.1 million has been paid to Merrick Ventures and $0.5 million to an outside party for pilot services, and the balance remains payable to such parties. During the year ended December 25, 2016, the Company incurred $2.7 million of which $1.8 million has been paid to Merrick Ventures and $0.4 million to an outside party for pilot services. The balance was paid in 2017. The Consulting Agreement described above terminated the Aircraft Dry Sublease as of December 31, 2017.
Event tickets
In April 2017, the Company acquired Merrick Ventures’ interest and obligations in connection with the license of a suite and tickets to certain sporting events. The aggregate cost of the suite and regular season tickets was expected to approximate $0.3 million annually. During the first quarter of 2017, the Company paid Merrick Ventures $0.2 million for the face value of the suite and tickets for events in the fourth quarter of 2016 and the first and second quarters of 2017. There are no further obligations to Merrick Ventures for these tickets. The suite and tickets are utilized in the Company’s sales and marketing efforts and for other corporate purposes.
Nant Capital, LLC
In connection with the private placement described in Note 16, the Company entered into a term sheet with NantWorks, LLC pursuant to which the Company would receive access to certain patents as well as studio space, subject to definitive documentation and approval from Tribune Media Company. If the transactions contemplated by the term sheet were consummated, the Company would issue to NantStudio, LLC 333,333 shares of common stock and in exchange, would be entitled to retain the first $80 million in revenues derived from the licensed patents royalty free, after which the Company would pay to NantWorks a 6% royalty on subsequent revenues. Presently, there is no agreement on definitive documentation and there can be no assurance that an agreement on binding, definitive documentation will be reached, that the transactions contemplated by the term sheet will be consummated, or that Tribune Media Company’s approval will be provided for the transaction. As described in Note 21, the Company entered into a MIPA with Nant Capital.  Pursuant to the terms of this MIPA, the term sheet will terminate upon the consummation of the Nant Transaction.
CIPS Marketing Group Inc.
The Company utilizes the services of CIPS Marketing Group, Inc. (“CIPS”) for local marketing efforts such as distribution, door-to-door marketing and total market coverage. Prior to July 2017, the Company owned 50% of CIPS, which was recorded as an equity investment. In July 2017, the Company sold its interest in CIPS for approximately $7.3 million, resulting in a gain of $5.7 million which is recorded in Gain (Loss) on Equity Investments in the Consolidated Statement of Income (Loss), and entered into a long-term agreement with the buyer to utilize CIPS for certain distribution efforts. During the year ended December 31, 2017, the Company recorded $0.6 million in revenue and $4.2 million in other operating expenses related to such marketing services. During the year ended December 25, 2016, the Company recorded $1.0 million in revenue and $11.5 million in other operating expenses. During the year ended December 27, 2015, the Company recorded $1.0 million in revenue and $10.6 million in other operating expenses related to such marketing services.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nucleus Marketing Solutions, LLC
In April 2016, tronc, along with other leading media companies McClatchy, Gannett and Hearst, formed Nucleus Marketing Solutions, LLC (“Nucleus”). This network will connect national advertisers to audiences across existing and emerging digital platforms. Nucleus works with its marketing partners to address their goals by offering integrated services across all platforms. The Company owns 25% of Nucleus . The Company’s interest in Nucleus is recorded as an equity method investment. During the years ended December 31, 2017 and December 25, 2016, the Company recorded $7.1 million and $3.8 million, respectively, on a net basis for revenue related to the Nucleus agreement.
Separation from Tribune Media Company
On August 4, 2014 (the “Distribution Date”), Tribune Media Company, formerly Tribune Company (“TCO”), completed the spin-off of its principal publishing operations into an independent company (“Distribution”), Tribune Publishing Company (renamed tronc, Inc.). In connection with the separation and distribution, tronc entered into a transition services agreement (the “TSA”) and certain other agreements with TCO that govern the relationships between tronc and TCO following the separation and distribution. The term of the TSA is from the Distribution date through August 4, 2016. Under the TSA, the providing company generally is allowed to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the services, plus, in some cases, the allocated direct costs of providing the services, generally without profit. Pursuant to the TSA, TCO provided tronc with certain specified services on a transitional basis and during the year ended December 27, 2015, incurred $1.3 million in charges payable to TCO under the TSA. In addition, the TSA outlined the services that tronc provided TCO on a transitional basis, and for the year ended December 27, 2015, TCO's charges payable to tronc were $0.8 million under the TSA. There were no charges related to the TSA for either tronc or TCO during the years ended December 31, 2017 or December 25, 2016.
NOTE 5: ACQUISITIONS
2017 Acquisitions
On September 3, 2017, the Company completed the acquisition of 100% of the partnership interests in Daily News, L. P. (“DNLP”), the owner of the New York Daily News in New York City, pursuant to the Partnership Interest Purchase Agreement dated September 3, 2017, for a cash purchase price of one dollar and assumption of various liabilities, subject to a post-closing working capital adjustment. Following of the acquisition, DNLP’s assets and liabilities are in the process of being valued at fair value. DNLP’s assets include, among others, (1) the assets associated with the New York Daily News brand (including mastheads, resources, technology and archives), (2) net working capital, (3) plant and equipment assets and (4) certain real property rights (as described below). DNLP’s liabilities that remain with the acquired entity include, among others, (1) an existing single employer defined benefit pension obligation that provides benefits to certain current and former employees of the New York Daily News, (2) certain multi-employer pension obligations, (3) workers’ compensation and automobile insurance liabilities and (4) various outstanding letters of credit in the aggregate amount of approximately $18.7 million (the majority of which relates to DNLP’s workers’ compensation and auto liabilities).
DNLP retained its lease with the New Jersey Economic Development Authority with respect to approximately 18 acres of real property on which its printing facilities are located (the “New Jersey Lease”). Under the New Jersey Lease, DNLP is required to purchase the real property at the end of the lease term in 2021 (and may acquire it prior to such date at any time) for up to $6.9 million. The sellers in the DNLP transaction may, at any time, require DNLP to exercise the real property purchase option. Upon the exercise of the real property purchase option , the real property will be held by a partnership (the “Real Estate Partnership”) owned 49.9% by DNLP and 50.1% by New DN Company, an affiliate of the sellers in the DNLP transaction. New DN Company will control the management of the partnership. Due to the ownership structure of the Real Estate Partnership, DNLP’s net portion of the real property purchase price is approximately 49.9% (or up to $3.5 million), after reimbursement from New DN Company of its 50.1% portion of the real property purchase price. After the exercise of the real property purchase option and transfer of such property to the Real Estate Partnership, DNLP: (1) will have the option to lease it for one dollar per year, compared to the current lease rate of $100,000 per year under the New Jersey Lease, for up to 15 years and (2) may at any time, at its option, require sellers to acquire DNLP’s interest in the property based on its then-current fair market value. Should the Company discontinue printing operations on the property, the rent for the property would increase to a fair market rate and the sellers could purchase the Company’s 49.9% share of the Real Estate Partnership based on its then-current fair market value.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, DNLP owns approximately four acres of real property contiguous to the New Jersey Lease property, currently used as parking facilities. Prior to or concurrent with exercise of the real property purchase option, DNLP will transfer ownership of that land to the Real Estate Partnership.
The allocation of the purchase price presented below is based upon management’s preliminary estimates using all information available to us at the present time and is subject to a working capital adjustment and the completion of a fair market valuation of the assets acquired and liabilities assumed, particularly, intangible assets and property, plant and equipment. The inputs for fair value are level 3. The acquired property and equipment is depreciated on a straight-line basis over its estimated remaining useful lives. As of the filing date of this report, the determination of the fair value of the assets acquired and liabilities assumed have not been completed.
At the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is as follows (in thousands):

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Cash acquired as part of the purchase	$2,555
Accounts receivable and other current assets	21,531
Property, plant and equipment, including assets under capital leases	45,961
Mastheads and intangible assets not subject to amortization	2,732
Other long-term assets	9,466
Accounts payable and other current liabilities	(20,309)
Pension and postemployment benefits liability	(25,445)
Workers compensation and auto insurance liability	(25,902)
Other long-term liabilities	(10,589)
Total net assets acquired	$—
The results of operations of DNLP have been included in the Consolidated Financial Statements beginning on the closing date of the acquisition and are reported in the Company’s two operating segments consistent with the Company’s other media groups as discussed in Note 18. For the year ended December 31, 2017, reported revenues from DNLP were approximately $40.2 million and reported operating expenses were approximately $47.8 million.
The pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future. The following pro forma consolidated results of operations have been prepared as if the DNLP acquisition occurred as of December 27, 2015 (amounts in thousands, except per share data):

	Year ended
	December 31, 2017	December 25, 2016

Total operating revenues	$1,612,059	$1,751,155
Income from operations	$52,186	$26,281
Basic net income per common share:	$(0.27)	$(0.22)
Diluted net income per common share:	$(0.27)	$(0.22)

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2016 Acquisitions
In December 2016, the Company completed acquisitions totaling $7.6 million, including Spanfeller Media, a digital platform which includes The Daily Meal and The Active Times, and other immaterial properties. The results of the acquisitions and the related transaction costs were not material to the Company’s Consolidated Financial Statements and are included in the Consolidated Statements of Income (Loss) since their respective dates of acquisition.
2015 Acquisitions
The San Diego Union-Tribune
On May 21, 2015, the Company completed the acquisition of MLIM, LLC (“MLIM”), the indirect owner of The San Diego Union-Tribune (f/k/a the U-T San Diego) and nine community weeklies and related digital properties in San Diego County, California, pursuant to the Membership Interest Purchase Agreement (the “San Diego Agreement”), dated May 7, 2015, among the Company, MLIM Holdings, LLC, the Papa Doug Trust under agreement dated January 11, 2010, Douglas F. Manchester and Douglas W. Manchester, and MLIM, as amended effective May 21, 2015. As of the closing of the transaction, the Company acquired 100% of the equity interests in MLIM.
The stated purchase price was $85 million, consisting of $73 million in cash, subject to a working capital adjustment, and $12 million in tronc common stock. The Company financed the $73 million cash portion of the purchase price, less a $4.6 million working capital adjustment, with a combination of cash-on-hand and funds available under the Company's existing Senior ABL Facility, as defined in Note 8, as well as the net proceeds of the term loan increase as further described in Note 8.
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
In one such matter, a consolidated class action against a predecessor entity to MLIM which asserts various claims on behalf of home delivery newspaper carriers alleged to have been misclassified as independent contractors, the plaintiffs have been granted a judgment comprised of unreimbursed business expenses, interest and attorney's fees totaling approximately $10 million. During the years ended December 31, 2017 and December 25, 2016, the Company increased the accrued litigation judgment liability and the seller indemnification asset by $1.0 million and $2.0 million, respectively, to reflect estimated interest accumulating on the judgment.
On the closing of the acquisition, the Company entered into a registration rights agreement with the seller, whereby the seller would be entitled to certain registration rights with respect to the shares of common stock of the Company acquired in connection with the San Diego Agreement. Pursuant to the registration rights agreement, the Company filed a registration statement on Form S-3 on August 12, 2015 to register the shares issued to the seller.
As part of the acquisition, the Company became the sponsor of a single-employer defined benefit plan, The San Diego Union-Tribune, LLC Retirement Plan (the “San Diego Pension Plan”). The San Diego Pension Plan provides benefits to certain current and former employees of The San Diego Union-Tribune. Future benefits under the plan have been frozen since January 31, 2009. See Note 12 for more information concerning the San Diego Pension Plan.
The allocation of the purchase price presented below is based upon fair values. The inputs for fair value are level 3. The definite-lived intangible assets are amortized over a total weighted average period of eight years that includes a three to nine year life for subscriber relationships, a three to eight year life for advertiser relationships and a one year life for other

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company included the results of operations of MLIM in the Consolidated Financial Statements beginning on the closing date of the acquisition. For the year ended December 27, 2015, the revenues from MLIM were $82.6 million and the total operating expenses were approximately $71.2 million.

NOTE 6: INVENTORIES
Inventories at December 31, 2017 and December 25, 2016 consisted of the following (in thousands):

	December 31, 2017	December 25, 2016

Newsprint	$10,381	$10,462
Supplies and other	417	488
Total inventories	$10,798	$10,950
Inventories are stated at the lower of cost or net realizable value determined using the first-in, first-out (“FIFO”) basis for all inventories.
NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets at December 31, 2017 and December 25, 2016 consisted of the following (in thousands):

	December 31, 2017			December 25, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Subscribers (useful life of 2 to 10 years)	$24,632	$(9,064)	$15,568	$25,814	$(7,229)	$18,585
Advertiser relationships (useful life of 2 to 13 years)	42,252	(15,357)	26,895	44,271	(11,883)	32,388
Trade names (useful life of 20 years)	15,100	(2,583)	12,517	15,100	(1,816)	13,284
Other (useful life of 1 to 20 years)	5,379	(2,243)	3,136	5,540	(1,940)	3,600
Total other intangible assets subject to amortization	$87,363	$(29,247)	58,116	$90,725	$(22,868)	67,857

Software (useful life of 2 to 10 years)	134,794	(92,001)	42,793	125,780	(71,215)	54,565

Goodwill and other intangible assets not subject to amortization
Goodwill			121,907			122,469
Newspaper mastheads			67,062			64,304
Total goodwill and intangible assets			$289,878			$309,195

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amounts of intangible assets excluding goodwill during the years ended December 31, 2017 and December 25, 2016 were as follows (in thousands):

	Intangible assets subject to amortization	Other intangible assets not subject to amortization	Total

Balance at December 27, 2015	$70,858	$63,004	$133,862
Purchase price allocation adjustment	7,995	—	7,995
Acquisitions	334	1,300	1,634
Amortization expense	(11,330)	—	(11,330)
Balance at December 25, 2016	$67,857	$64,304	$132,161
Acquisitions	—	2,758	2,758
Dispositions	(78)	—	(78)
Amortization expense	(9,663)	—	(9,663)
Balance at December 31, 2017	$58,116	$67,062	$125,178
The changes in the carrying amounts of software during the years ended December 31, 2017 and December 25, 2016 were as follows (in thousands):

Software

Balance at December 27, 2015	$67,089
Purchases and capitalized development costs	14,526
Retirements	(1,259)
Amortization expense	(25,791)
Balance at December 25, 2016	54,565
Purchases and capitalized development costs	14,773
Retirements	239
Amortization expense	(26,784)
Balance at December 31, 2017	42,793
The changes in the carrying amounts of goodwill during the years ended December 31, 2017 and December 25, 2016 were as follows (in thousands):

	troncM	troncX	Total

Balance at December 27, 2015	$—	$—	$123,992
Purchase price allocation adjustment	—	—	(7,995)
Goodwill allocated in segment change	102,327	13,670	—
Acquisitions	334	6,138	6,472
Balance at December 25, 2016	102,661	19,808	122,469
Acquisitions	—	171	171
Dispositions	(733)	—	(733)
Balance at December 31, 2017	$101,928	$19,979	$121,907
See Note 5 for further information on the acquisitions and the additions related to goodwill, as well as the adjustment to the purchase price of The San Diego Union-Tribune.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2016, the Company purchased the domain name LA.com for $1.2 million and has classified this purchase as an indefinite-lived asset.
As disclosed in Note 2, tronc reviews goodwill and other indefinite-lived intangible assets for impairment annually on the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles-Goodwill and Other.” In the year ended December 31, 2017, no impairment charges were recorded.
The estimated amortization expense relating to amortizable intangible assets and software for the next five years are approximately (in thousands):

Year Ended	Intangible assets subject to amortization	Software

2018	$8,491	$26,041
2019	8,397	10,099
2020	8,142	4,790
2021	7,855	1,374
2022	7,685	444
Total	$40,570	$42,748
NOTE 8: DEBT
At December 31, 2017, tronc had $353.4 million in variable-rate debt outstanding under the Term Loan Credit Agreement, as defined below. The weighted average interest rate for the variable-rate debt at December 31, 2017 is 5.94%. At December 31, 2017, the fair value of the Term Loan Credit Agreement was estimated to be $353.8 million based on Level 2 inputs, because the fair value for these instruments is determined using observable inputs in non-active markets.
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
On August 4, 2014, the Company entered into a credit agreement (as amended, amended and restated or supplemented, the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”), and the lenders party thereto (the “Senior Term Facility”). The Senior Term Facility originally provided for secured loans (the “Term Loans”) in an aggregate principal amount of $350.0 million, which were issued at a discount of $3.5 million. Subject to certain conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Senior Term Facility initially provided that it could be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by an amount up to (i) the greater of $100.0 million, of which $70.0 million was used related to the acquisition of The San Diego Union Tribune, and an amount as will not cause the net senior secured leverage ratio (i.e., consolidated total senior secured debt (net of certain cash and cash equivalents) to consolidated EBITDA, all as defined in the Term Loan Credit Agreement) after giving effect to such incurrence to exceed 2:1, plus (ii) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility on the Distribution Date and refinancing debt in respect of such loans, subject to certain conditions. As of December 31, 2017, $21.1 million of the principal balance is included in current liabilities, the unamortized balance of the discount was $2.4 million and the unamortized balance of the fees associated with the term loans was $5.9 million.
The Senior Term Facility will mature on August 4, 2021 (the “Term Loan Maturity Date”). The Term Loans amortize in equal quarterly installments equal to 1.25% of the original principal amount of the Senior Term Facility with the

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
100% of the net proceeds of the issuance or incurrence of indebtedness (other than indebtedness permitted to be incurred under the Senior Term Facility unless specifically incurred to refinance a portion of the Senior Term Facility); and

•
50% of annual excess cash flow for any fiscal year (beginning with the fiscal year ending December 27, 2015), such percentage to decrease to 25% on the attainment of a net senior secured leverage ratio of 1.25:1.00 and to 0% on the attainment of a net senior secured leverage ratio of 0.75:1.00. In addition the Company will not be required to make an excess cash flow prepayment if such payment would result in available liquidity being less than $75.0 million. The Company does not expect to make an excess cash flow prepayment in 2018 for the 2017 fiscal year.

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
The interest rates applicable to the Term Loans will be based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) the greater of (x) an adjusted London inter-bank offered rate (adjusted for reserve requirements) and (y) 1.00%, plus a borrowing margin of 4.75%, or (ii) an alternate base rate, plus a borrowing margin of 3.75%. Customary fees will be payable in respect of the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of tronc and its restricted subsidiaries, as described in the Term Loan Credit Agreement, to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; create restrictions on the ability of tronc’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to tronc or make other intercompany transfers; create negative pledges; create liens; transfer or sell assets; merge or consolidate; enter into sale leasebacks; enter into certain transactions with the Company’s affiliates; and prepay or amend the terms of certain indebtedness. The Senior Term Facility also contains certain affirmative covenants, including financial and other reporting requirements. The Senior Term Facility provides for customary events of default, including: non-payment of principal, interest or fees; violation of covenants; material inaccuracy of representations or warranties; specified cross payment default and cross acceleration to other material indebtedness; certain bankruptcy events; certain ERISA events; material invalidity of guarantees or security interests; asserted invalidity of intercreditor agreements; material judgments; and change of control. As of December 31, 2017, the Company was in compliance with the covenants of the Senior Term Facility.
Senior ABL Facility
On August 4, 2014, tronc and the Subsidiary Guarantors, in their capacities as borrowers thereunder, entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent (in such capacity, the “ABL Administrative Agent”), collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit issuer and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility will be limited by a borrowing base calculated periodically and described below. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits tronc to increase the commitments under the Senior ABL Facility by up to $75.0 million. The “borrowing base” is defined in the ABL Credit Agreement as, at any time, the sum of (i) 85% of eligible accounts receivable (with such percentage reduced under certain circumstances), plus (ii) the lesser of (x) 10% of aggregate commitments and (y) 70% of the lower of cost or market value (determined based on the RISI index) of eligible inventory, plus (iii) qualified cash, minus (iv) availability reserves, which may include such availability reserves as the ABL Administrative Agent, in its permitted discretion, deems appropriate at such time. As of December 31, 2017, $99.7 million was available for borrowings under the Senior ABL Facility and $54.0 million of the availability supported outstanding undrawn letters of credit in the same amount.
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
Until the date that is one day before the maturity date of the Senior ABL Facility, at the option of the applicable borrower, the interest rates applicable to the loans under the Senior ABL Facility will be based on either (i) an adjusted London inter-bank offered rate (adjusted for reserve requirements), plus a borrowing margin of 1.50% or (ii) an alternate base rate, plus a borrowing margin of 0.50%. Customary fees will be payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. The Senior ABL Facility contains a number of covenants that, among other things, limit or restrict the ability of tronc and its restricted subsidiaries as described in the ABL Credit Agreement to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; create restrictions on the ability of the Company’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to tronc or make other intercompany transfers; create negative pledges; enter into certain transactions with the Company’s affiliates; and prepay or amend the terms of certain indebtedness. In addition, if tronc’s availability (as defined in the ABL Credit Agreement) under the Senior ABL Facility falls below the greater of $14.0 million and 10% of the lesser of the aggregate revolving commitments and the borrowing base, tronc will be required to maintain a fixed charge coverage ratio of at least 1.0:1.0, as defined in the Senior ABL Facility. The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. The Senior ABL Facility also provides for customary events of default, including: non-payment of principal, interest or fees; violation of covenants; material inaccuracy of representations or warranties; specified cross default and cross acceleration to other material indebtedness; certain bankruptcy events; certain ERISA events; material invalidity of guarantees or security interest; asserted invalidity of intercreditor agreements; material judgments and change of control. As of December 31, 2017, the Company was in compliance with the covenants of the Senior ABL Facility.
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

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Capital Leases
The Company has capital leases on land, technology licenses and trucks. The total balance as of December 31, 2017 for capital leases was $8.7 million, of which $0.8 million is in short-term debt.
Future Commitments
The Company's long-term debt and long-term capital leases maturities are as follows (in thousands):

	Long Term Debt	Long Term Capital Leases

2018	$15,817	$768
2019	21,090	724
2020	21,090	359
2021	295,256	6,701
2022	—	93
Thereafter	—	5
Total	$353,253	$8,650
NOTE 9: COMMITMENTS
The table below summarizes the Company’s specified future commitments as of December 31, 2017 (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter

Interest on long-term debt (1)	$72,152	$22,059	$20,289	$18,979	$10,825	$—	$—
Operating leases (2)	201,697	45,818	33,983	30,382	28,278	24,499	38,737
Other purchase obligations (3)	1,125	1,125	—	—	—	—	—
Total	$274,974	$69,002	$54,272	$49,361	$39,103	$24,499	$38,737

(1)    Represents the annual interest on the variable rate debt which bore interest at 5.94% per annum at December 31, 2017.

(2)
The Company leases certain equipment and office and production space under various operating leases. Net lease expense for tronc was $56.6 million, $57.5 million and $60.5 million for the years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively. These non-cancelable leases are for periods of 1 to 26 years and some have optional renewal periods.

(3)	Other purchase obligations relates to the purchase of transportation and news and market data services.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10: CONTINGENT LIABILITIES
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
Stockholder Derivative Lawsuits
On June 1, 2016, Capital Structures Realty Advisors LLC, which purports to be a stockholder in the Company, filed a derivative lawsuit in the Delaware Court of Chancery against the members of the Company’s Board of Directors as of June 1, 2016, Dr. Patrick Soon-Shiong and Nant Capital LLC (“Nant Capital” and, together with Dr. Soon-Shiong, the “Nant Defendants”).  The complaint has named the Company as a nominal defendant (together with the Company’s Board of Directors, the “Tribune Defendants”). The complaint alleges in relevant part that the Board breached its fiduciary duties by “refusing to negotiate with Gannett in good faith” and by “going forward with the stock sale” to Dr. Soon-Shiong and Nant Capital.  The complaint further alleges that Nant Capital and Dr. Soon-Shiong aided and abetted the Board’s breaches of fiduciary duty.  On June 6, 2016, a second derivative complaint was filed in the Delaware Court of Chancery by Monroe County Employees Retirement System, which purports to be a stockholder in the Company.  On June 15, 2016, a third, mirror image, derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named John Solak, who purports to be a stockholder in the Company.  All three cases were consolidated on June 17, 2016, under the caption In re Tribune Publishing Co. Stockholder Litigation, Consolidated C.A. No. 12401-VCS.  On June 20, 2016, a fourth, mirror image derivative complaint was filed in the Delaware Court of Chancery on behalf of an individual named B.W. Tomasino, who purports to be a stockholder in the Company.  That case was consolidated with the other three derivative cases on July 7, 2016.  The plaintiffs sought equitable and injunctive relief, including, without limitation, rescission of the stock sale to Dr. Patrick Soon-Shiong and Nant Capital, implementation of a special committee to consider Gannett and any other offer for the Company, money damages, and costs and disbursements, and such other relief deemed just and proper.
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
Notices of appeal of the Bankruptcy Court's order confirming the Plan (the "Confirmation Order") were filed by (i) Aurelius Capital Management L.P. on behalf of its managed entities that were holders of Tribune Company's senior notes and Exchangeable Subordinated Debentures due 2029 ("PHONES"), (ii) Law Debenture Trust Company of New York ("Law Debenture") and Deutsche Bank Trust Company Americas ("Deutsche Bank"), each successor trustees under the respective indentures for Tribune Company's senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the "Zell Entity"). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the series of transactions (collectively, the "Leveraged ESOP Transactions") consummated by Tribune Company, the Tribune Company employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. As of June 25, 2017, each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Law Debenture and Deutsche Bank, which remain pending before the U. S. District Court for the District of Delaware. There is no stay of the Confirmation Order in place pending resolution of the confirmation related appeals.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of August 12, 2016, the Bankruptcy Court had entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases, including the last one of the tronc Debtors’ cases. The remaining Chapter 11 cases relate to Debtors and successor legal entities that are subsidiaries of TCO. These cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against various of the Debtors (including the tronc Debtors) in the Chapter 11 cases remain unresolved. The remaining Chapter 11 cases continue to be administered under the caption “In re: Tribune Media Company, et al.,” Case No 08-13141.
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
Specifically identifiable reorganization provisions, adjustments and other costs directly related to the Company have been included in the Consolidated Statements of Income (Loss) for the years ended December 31, 2017, December 25, 2016 and December 27, 2015 and consisted of the following (in thousands):

	Year ended
	December 25, 2016	December 27, 2015
Reorganization costs, net:
Contract rejections and claim settlements	$(75)	$(15)
Trustee fees and other, net	(184)	(1,011)
Total reorganization items, net	$(259)	$(1,026)
NOTE 11: INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017. Under Staff Accounting Bulletin 118, the Company has included the estimated impact of the Act in the year end income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing. Accordingly, the Company has recorded $10.8 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The additional provision amount results from the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future. The Company continues to analyze the impact of the Act, which could result in additional adjustments in future periods.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to income tax expense reported in the Consolidated Statements of Income (Loss) (in thousands):

	Year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Income (loss) before income taxes	$37,216	$25,461	$(3,195)
Federal income taxes at the statutory tax rate (35%)	13,026	8,911	(1,118)
State and local income taxes, net of federal tax benefit	2,581	1,511	(380)
Impact of U.S. tax reform	10,815	—	—
Tax on stock buyback premium	2,111	—	—
Tax on stock-based equity exercised	1,307	414	—
Nondeductible entertainment expenses	996	901	1,043
Tax basis adjustment	—	7,063	—
Other, net	845	124	25
Income tax expense (benefit)	$31,681	$18,924	$(430)
Effective tax rate	85.1%	74.3%	13.5%
The effective tax rate on pretax income (loss) was 85.1%, 74.3% and 13.5%in the years ended December 31, 2017, December 25, 2016, and December 27, 2015 respectively. For 2017, the rate differs from the U.S. federal statutory rate of 35% primarily due to a $10.8 million adjustment to the Company’s deferred taxes to reflect the new tax law changes as described above, premium on stock buyback expense being a nondeductible permanent difference for the calculation of income taxes, state taxes, net of federal benefit, and nondeductible expenses. For 2016, the rate differs from the U.S. federal statutory rate of 35% primarily due to a $7.1 million charge to adjust the Company’s deferred taxes, as described below, state income taxes, net of federal benefit, and nondeductible expenses. For 2015, the rate differs from the U.S. federal statutory rate of 35% primarily due to the pretax loss in 2015. In the case of a pretax loss, the unfavorable permanent differences, such as non-deductible meals and entertainment expense, have the effect of decreasing the tax benefit which, in turn, decreases the effective tax rate.
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

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of income tax expense (benefit) were as follows (in thousands):

	Year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Current:
U.S. federal	$(1,190)	$(2,853)	$(808)
State and local	115	(852)	431
Foreign	59	67	108
Sub-total	(1,016)	(3,638)	(269)
Deferred:
U.S. federal	29,204	17,948	854
State and local	3,493	4,614	(1,015)
Sub-total	32,697	22,562	(161)
Total income tax expense (benefit)	$31,681	$18,924	$(430)
Significant components of tronc’s net deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2017	December 25, 2016
Deferred tax assets:
Employee compensation and benefits	$22,795	$33,554
Pension	29,938	37,472
Other future deductible items	4,475	6,148
Accounts receivable	4,615	6,834
Net operating loss carryforwards	1,006	2,277
Postretirement and postemployment benefits other than pensions	501	3,859
Investments	95	1,160
Total deferred tax assets	63,425	91,304
Deferred tax liabilities:
Net properties	24,550	16,378
Net intangibles	4,055	3,886
Tax basis in TCP, LLC	4,909	7,063
Total deferred tax liabilities	33,514	27,327
Net deferred tax assets	$29,911	$63,977
Accounting for Uncertain Tax Positions—tronc accounts for uncertain tax positions in accordance with ASC Topic 740, “Income Taxes,” which addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC Topic 740, a company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. ASC Topic 740 requires the tax benefit recognized in the financial statements to be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company has no uncertain tax positions at December 31, 2017 and December 25, 2016.
NOTE 12: DEFINED BENEFIT PENSION PLANS
San Diego Pension Plan—The Company is the sponsor of the San Diego Pension Plan, a single-employer defined benefit plan. The San Diego Pension Plan provides benefits to certain current and former employees of The San Diego Union-Tribune. Future benefits under the San Diego Pension Plan have been frozen since January 31, 2009. Subsequent to

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, the Company entered an MIPA to sell The San Diego Union-Tribune. As part of the MIPA, the buyer will assume the liabilities related to the San Diego Pension Plan. See Note 21 for more information on the sale of The San Diego Union-Tribune.
Summarized information for the San Diego Pension Plan is provided below (in thousands):

	December 31, 2017	December 25, 2016
Change in benefit obligations:
Projected benefit obligations, beginning of year	$231,680	$235,609
Interest cost	7,251	7,500
Actuarial loss	20,938	3,225
Settlement	(9,972)	—
Benefits paid	(6,962)	(14,654)
Projected benefit obligations, end of year	242,935	231,680
Change in plans' assets:
Fair value of plan assets, beginning of year	137,966	139,421
Return on plan assets	18,494	2,386
Employer contributions	13,255	10,813
Settlement	(9,972)	—
Benefits paid	(6,962)	(14,654)
Fair value of plans' assets, end of year	152,781	137,966
Underfunded status of the plans	$(90,154)	$(93,714)
The Company expects to contribute $15.0 million to the pension plans during the year ending December 30, 2018. The expected contribution will decrease if the Nant Transaction closes.
The amounts recognized in the Company’s Consolidated Balance Sheets for the San Diego Pension Plan as of December 31, 2017 and December 25, 2016 consist of (in thousands):

	December 31, 2017	December 25, 2016
Pension and postretirement benefits payable	$(90,154)	$(93,714)
Accumulated other comprehensive loss, net of tax	25,326	15,156
The components of net periodic benefit cost (credit) for the San Diego Pension Plan was as follows (in thousands):

	December 31, 2017	December 25, 2016	December 27, 2015
Interest cost	$7,251	$7,500	$5,534
Expected return on plan assets	(9,256)	(9,800)	(6,164)
Amortization of actuarial losses	132	—	—
Recognition of losses due to settlements	1,444	—	—
Net periodic benefit cost (credit)	$(429)	$(2,300)	$(630)
Pension Assets - The primary investment objective of the San Diego Pension Plan is to ensure, over the long-term life of the plan, an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. A secondary objective of the plan is to achieve a level of investment return consistent with the prudent level of portfolio risk that will minimize the financial effect of the pension plans on the Company. The investments in the pension plans largely consist of low-cost, broad-market index funds to mitigate risks of concentration within market sectors. Each of the funds is diversified across a wide number of securities within its stated asset class.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2017 and December 25, 2016, the San Diego Pension Plan investments are in commingled funds which are recorded at fair value as determined by the sponsor of the respective funds primarily based upon closing market quotes of the underlying assets.
The following table sets forth by level, within the fair value hierarchy, the San Diego Pension Plan’s assets at fair value as of December 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total

Global public equity	$60,467	$—	$—	$60,467
Fixed income	18,883	—	—	18,883
Real assets	5,164	—	—	5,164
	$84,514	$—	$—
Investments valued at net asset value:
Cash and cash equivalents				3,637
Global public equity				22,729
Absolute return				15,127
Real assets				9,443
Pending trades and other receivables				17,331
Total assets at fair value				$152,781
At the time of the MLIM acquisition, as discussed in Note 5, the San Diego Pension Plan held an investment in the Platinum Partners Credit Opportunities Fund (TE) LLC (“Platinum”), a hedge fund.  The San Diego Pension Plan sought to redeem its investment from Platinum in September 2015. Its current estimated net asset value is $17.3 million. Prior to redemption, the Department of Justice brought criminal charges in June 2016 against individuals associated with Platinum and no proceeds have yet been received. The SEC appointed a receiver for Platinum in December 2016. The amount of the redemption is reflected in Pending trades and other receivables on the schedule of assets.  The amount of such asset which may eventually be received by the San Diego Pension Plan is not determinable at this time.
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

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the investments in the San Diego Pension Plan valued at net asset value, the Company has one unfunded commitment of $0.2 million under the Real Assets category for the year ended December 31, 2017. See the table below for the redemption information:

	Redemption Frequency	Redemption Notice Period
Cash and cash equivalents	Daily	—
Global public equity	Monthly	10-30 days
Absolute return	Quarterly	90 days
Real assets	Monthly	30 days
The San Diego Pension Plan-weighted average target allocation and actual allocations at December 31, 2017 and December 25, 2016 by asset category are as follows:

		2017	2016
Asset category:	Target Allocation	Actual Allocation	Actual Allocation
Global public equity	52.0%	54.4%	44.8%
Absolute return	10.0%	9.9%	23.0%
Fixed income	12.0%	12.4%	7.5%
Real assets	10.0%	9.6%	10.3%
Pending trades and other receivables	12.0%	11.3%	12.7%
Cash	4.0%	2.4%	1.7%
	100.0%	100.0%	100.0%
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

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions—The weighted average assumptions used to determine the defined benefit obligations for the San Diego Pension Plan are as follows:

	December 31, 2017	December 25, 2016
Discount rate	3.6%	4.0%
The weighted average assumptions used to determine net periodic benefit cost for the San Diego Pension Plan are as follows:

	December 31, 2017	December 25, 2016
Discount rate	4.0%	4.2%
Interest rate for interest cost	3.2%	3.3%
Rate of return on assets	7.0%	7.0%
Expected Future Benefit Payments—Benefit payments expected to be paid under the San Diego Pension Plan are summarized below (in thousands):

2018	$17,273
2019	19,909
2020	19,709
2021	20,700
2022	20,429
2023-2027	80,613
NYDN Pension Plan—As part of the acquisition of the New York Daily News, the Company became the sponsor of the NYDN Pension Plan, a single-employer defined benefit plan. The NYDN Pension Plan provides benefits to certain current and former employees of the New York Daily News. The unfunded status of the NYDN Pension Plan was $25.4 million, as actuarially determined as of September 3, 2017, the closing date for the New York Daily News acquisition.
Summarized information for the NYDN Pension Plan is provided below as of December 31, 2017 (in thousands):

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017
Change in benefit obligations:
Projected benefit obligations, beginning of year	$—
Service cost	142
Interest cost	1,249
Business combination	109,581
Actuarial gain	(1,792)
Curtailment gain	(51)
Net loans/trust repayment	4
Benefits paid	(2,687)
Projected benefit obligations, end of year	106,446
Change in plans' assets:
Fair value of plan assets, beginning of year	—
Business combination	84,136
Return on plan assets	2,539
Employer contributions	1,040
Net loans/trust repayment	4
Benefits paid	(2,687)
Fair value of plans' assets, end of year	85,032
Underfunded status of the plans	$(21,414)
The Company expects to contribute $4.0 million to the NYDN Pension Plan during the year ending December 30, 2018.
The amounts recognized in the Company’s Consolidated Balance Sheets for the NYDN Pension Plan as of December 31, 2017 and December 25, 2016 consist of (in thousands):

December 31, 2017
Pension and postretirement benefits payable	$(21,414)
Accumulated other comprehensive loss, net of tax	(1,965)
The components of net periodic benefit cost (credit) for the NYDN Pension Plan was as follows (in thousands):

December 31, 2017
Interest cost	$1,249
Service cost	142
Expected return on plan assets	(1,602)
Curtailment gain	(51)
Net periodic benefit cost (credit)	$(262)
Pension Assets - The primary investment objective of the NYDN Pension Plan is to ensure, over the long-term life of the plan, an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. A secondary objective of the plan is to achieve a level of investment return consistent with the prudent level of portfolio risk that will minimize the financial effect of the pension plans on the Company. The investments in the pension plans largely consist of low-cost, broad-market index funds to mitigate risks of concentration within market sectors. Each of the funds is diversified across a wide number of securities within its stated asset class.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2017, the NYDN Pension Plan investments are in commingled funds which are recorded at fair value as determined by the sponsor of the respective funds primarily based upon closing market quotes of the underlying assets.
The following table sets forth by level, within the fair value hierarchy, the NYDN Pension Plan’s assets at fair value as of December 31, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total

Global public equity	$11,758	$—	$—	$11,758
Fixed income	15,966	—	—	15,966
Group annuity contract	—	—	13	13
	$27,724	$—	$13
Investments valued at net asset value:
Cash and cash equivalents				5,975
Global public equity				32,719
Absolute return				9,300
Real assets				9,261
Pending trades and other receivables				40
Total assets at fair value				$85,032
For the investments in the NYDN Pension Plan valued at net asset value, there are no unfunded commitments for the year ended December 31, 2017. See the table below for the redemption information:

	Redemption Frequency	Redemption Notice Period
Cash and cash equivalents	Daily	—
Global public equity	Monthly	10-30 days
Absolute return	Quarterly	90-95 days
Real assets	Monthly	30-90 days
The NYDN Pension Plan-weighted average target allocation and actual allocations at December 31, 2017 by asset category are as follows:

		2017
Asset category:	Target Allocation	Actual Allocation
Global public equity	50.0%	52.3%
Absolute return	11.0%	10.9%
Fixed income	22.0%	18.8%
Real assets	15.0%	10.9%
Cash	2.0%	7.0%
Other	—%	0.1%
	100.0%	100.0%
Global Public Equity - Equity investments that will have a global orientation, and may include US, international, emerging market, and global mandates. Convertible securities may also be a component, as well as absolute return strategies that invest in equities.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Assumptions—The weighted average assumptions used to determine the NYDN Pension Plan defined benefit obligations are as follows:

December 31, 2017
Discount rate	3.6%
Rate of compensation increase	2.0%
The weighted average assumptions used to determine the NYDN Pension Plan net periodic benefit cost are as follows:

December 31, 2017
Discount rate	3.5%
Rate of return on assets	5.8%
Rate of compensation increase	2.0%
Expected Future Benefit Payments—Benefit payments expected to be paid under the NYDN Pension Plan are summarized below (in thousands):

2018	$8,311
2019	8,173
2020	7,965
2021	7,773
2022	7,568
2023-2027	34,525
NOTE 13: OTHER RETIREMENT BENEFITS
Postretirement Benefits Other Than Pensions— The Company provides postretirement health care and life insurance benefits to tronc employees under a number of plans. There is some variation in the provisions of these plans, including different provisions for lifetime maximums, prescription drug coverage and certain other benefits.
Obligations and Funded Status—The funded status and the related service costs and comprehensive income has been actuarially determined based on eligible employees and is reflected in these Consolidated Financial Statements. Prior to the Distribution Date, tronc recognized its portion of the overfunded or underfunded status of the TCO other postretirement

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

plans as an asset or liability in its Consolidated Balance Sheets and recognized changes in that funded status in the year in which changes occur through comprehensive income.
Summarized information for the Company’s other postretirement plans is provided below (in thousands):

	December 31, 2017	December 25, 2016
Change in benefit obligations:
Projected benefit obligations, beginning of year	$9,648	$13,933
Service cost	11	6
Interest cost	189	205
Plan amendments	(5,838)	—
Actuarial gain	(681)	(2,993)
Benefits paid	(1,598)	(1,503)
Projected benefit obligations, end of year	1,731	9,648
Change in plans' assets:
Employer contributions	1,598	1,503
Benefits paid	(1,598)	(1,503)
Fair value of plans' assets, end of year	—	—
Underfunded status of the plans	$(1,731)	$(9,648)
During 2017, the Company made the decision to split the post-retirement medical plan into two separate plans, one for union employees and one for non-union employees. Additionally, the non-union medical plan will be terminated as of December 31, 2018. The plan split and termination are reflected in the year-end valuation with $5.8 million of prior service cost credit recorded to AOCI, of which $1.7 million was subsequently amortized as a credit to net periodic benefit cost (credit) for the year ended, December 31, 2017.
Amounts recognized in tronc’s Consolidated Balance Sheets for other postretirement plans consisted of (in thousands):

	December 31, 2017	December 25, 2016
Liabilities:
Employee compensation and benefits	$(881)	$(1,688)
Pension and postretirement benefits payable	(850)	(7,960)
Total liabilities	$(1,731)	$(9,648)

Accumulated other comprehensive income:
Unrecognized prior service credit (cost), net of tax	$7,950	$4,794
Unrecognized net actuarial gains (losses), net of tax	1,970	1,580
Total accumulated other comprehensive income	$9,920	$6,374

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net periodic benefit cost (credit) for the Company’s other postretirement plans were as follows (in thousands):

	Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Service cost	$11	$6	$264
Interest cost	189	205	718
Amortization of gain	(553)	—	(31)
Amortization of prior service credits	(2,745)	(470)	(2,804)
Net periodic benefit cost (credit)	(3,098)	(259)	(1,853)
Plan amendments and curtailment gain	—	—	(20,652)
Net periodic benefit cost (credit) after curtailment gain	$(3,098)	$(259)	$(22,505)
Assumptions—The weighted average assumptions used to determine other postretirement benefit obligations are as follows:

	December 31, 2017	December 25, 2016
Discount rate	2.47%	3.23%
The weighted average assumptions used to determine net periodic benefit cost are as follows:

	December 31, 2017	December 25, 2016	December 27, 2015
Discount rate	3.23%	3.23%	2.96%
For purposes of measuring postretirement health care costs for the year ended December 31, 2017, tronc assumed an 8.1% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to increase to 7.8% in 2018 and decrease gradually to 4.5% for 2029 and remain at that level thereafter. For purposes of measuring postretirement health care obligations at December 31, 2017, tronc assumed a 7.8% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.5% for 2029 and remain at that level thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 31, 2017, a 1% change in assumed health care cost trend rates would have an immaterial effect on tronc’s post retirement benefits service and interest cost and the following effect on tronc’s projected benefit obligation (in thousands):

	1% Increase	1% Decrease
Projected benefit obligation	$35	$33
Expected Future Benefit Payments—Benefit payments expected to be paid under other postretirement benefit plans are summarized below (in thousands):

2018	$890
2019	83
2020	79
2021	69
2022	60
2023-2026	352

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employees’ Defined Contribution Plan—The Company sponsors defined contribution plans that were established effective June 13, 2014. The defined contribution plans cover substantially all full-time employees of the Company. Participants may elect to contribute a portion of their pretax compensation as provided by the plans and Internal Revenue Service (“IRS”) regulations. The maximum pretax contribution an employee can make is 100% of his or her annual eligible compensation (less required withholdings and deductions) up to the statutory limit which was $18,000 for 2017. The Company matches contributions to its defined contribution plan at a rate of 100% of salary deferrals for the first 2% of compensation and 50% of salary deferrals that exceed 2% of compensation up to 6% of compensation for each participating employee. The Company’s contributions to its defined contribution plans totaled $14.3 million in 2017.
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

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s participation in these multiemployer pension plans at December 31, 2017, December 25, 2016 and December 27, 2015, is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) Zone Status available in 2017 and 2016 is for the plan’s year-end at December 25, 2016 and December 27, 2015, respectively. The PPA Zone Status is based on information that tronc received from the plan and is certified by the plan’s actuary. Among other factors, plans in the Critical and Declining Zone are generally less than 65 percent funded and projected to become insolvent within 20 years; plans in the Critical Zone are generally less than 65 percent funded (but not projected to become insolvent within 20 years), plans in the Endangered Zone are less than 80 percent but greater than 65 percent funded, and plans in the Healthy Zone are at least 80 percent funded (as determined in accordance with the PPA). The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

					tronc Contributions
		PPA Zone Status			(in thousands)
Pension Fund	EIN/Pension Plan Number	2017	2016	FIP/RP Status Pending/ Implemented	2017	2016	2015	Surcharge Imposed	Expiration Dates of Collective Bargaining Agreements
GCIU—Employer Retirement Benefit Plan	91-6024903	Critical and declining	Critical and declining	Implemented	$781	$858	$868	Yes (1)	May 31, 2017 to April 30, 2018 (1)
Chicago Newspaper Publishers Drivers' Union Pension Plan	36-6019539	Critical and declining	Critical and declining	Implemented	3,607	3,244	3,174	No	June 14, 2016
Truck Drivers and Helpers Local No. 355 Pension Plan	52-6043608	Healthy	Endangered	Implemented	134	147	133	No	Dec. 31, 2017 to April 30, 2018 (2)
Newspaper and Mail Deliverers' - Publishers' Pension Fund	13-6122251	Healthy	Healthy	N/A	259	—	—	No	January 1, 2021
Pressmen's Publishers' Pension Fund	13-6121627	Healthy	Healthy	N/A	134	—	—	No	July 11, 2020
Paper Handlers' - Publishers' Pension Fund	13-6104795	Critical and declining	Critical	Implemented	19	—	—	No	May, 11 2016
IAM National Pension Fund, National Pension Plan	51-6031295	Healthy	Healthy	N/A	52	—	—	No	March 31, 2020
CWA/ITU Negotiated Pension Plan	13-6212879	Critical and declining	Critical	Implemented	61	—	—	No	March 31, 2017 to March 31, 2018 (3)
Pension Hospitalization & Benefit Plan of the Electrical Industry - Pension Trust Account	13-6123601	Healthy	Healthy	N/A	146	—	—	No	April 30, 2020
Other Plans	—	—	—	—	480	506	447	—	—
					$5,673	$4,755	$4,622

(1)	tronc is party to two collective bargaining agreements that require contributions to the GCIU—Employer Retirement Benefit Plan, one of which expires May 31, 2017 and the other April 30, 2018.

(2)	The collective bargaining agreement expired on June 14, 2016. The parties are operating under the terms of this agreement while the terms of a successor collective bargaining agreement are negotiated.

(3)
The Company is party to three collective bargaining agreements requiring contributions to this plan, New York Mailers Union No. 6 expire March 31, 2017, New York Typographical Union (Reflex) expire March 31, 2018 and New York Typographical Union (Control Room) expire July 31, 2017.

For the plan years ended December 25, 2016 and December 27, 2015, Tribune Company was listed in the Chicago Newspaper Publishers Drivers’ Union Pension Plan’s (the “Drivers’ Plan”) Form 5500 as providing more than five percent of the total contributions for the plan. In addition, Chicago Tribune Company was listed in the GCIU Employer Retirement Benefit Plan’s (the “GCIU Plan”) Form 5500 as contributing more than five percent of the total contributions to the plan for the plan year ended December 25, 2016, Daily News L.P. was listed in the Newspaper and Mail Deliverer’s Publishers’

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pension Fund’s Form 5500 as contributing more than five percent of the total contributions to the plan for the plan year ended December 25, 2016, and the New York Daily News was listed in the Pressmans Publishers Pension Fund and the Paper Handlers’ Publishers’ Pension Fund Form 5500s as contributing more than five percent of the total contributions to the plans for the plan year ended December 25, 2016. The Company did not provide more than five percent of the total contributions for any of the other multiemployer pension plans in which it participated in those years. At the date the financial statements were issued, Forms 5500 were not available for the plan years ending in 2017.
In 2009, the Drivers’ Plan was certified by its actuary to be in critical status (within the meaning of section 432 of the IRC) as of its plan year beginning January 1, 2009. However, pursuant to the Worker, Retiree, and Employer Recovery Act of 2008, the trustees of the Drivers’ Plan elected to apply the 2008 actuarial certification for the plan year beginning January 1, 2009. As a result, the Drivers’ Plan was not in critical status (or in endangered or seriously endangered status) for its plan year beginning January 1, 2009. On March 31, 2010, the Drivers’ Plan was certified by its actuary to be in critical status for the plan year beginning January 1, 2010. As a result, the trustees of the Drivers’ Plan were required to adopt and implement a rehabilitation plan as of January 1, 2011 designed to enable the Drivers’ Plan to cease being in critical status within the period of time stipulated by the IRC. The terms of the rehabilitation plan adopted by the trustees require tronc to make increased contributions beginning on January 1, 2011 through December 31, 2025, and the trustees of the Drivers’ Plan projected that it would emerge from critical status on January 1, 2026. As of its 2016 plan year, the actuary for the Drivers’ Plan certified the plan to be in critical and declining status with projected insolvency in 2035. As of December 31, 2017, assuming tronc’s contributions from January 1, 2018 through 2025, the expiration of the rehabilitation plan’s term, it is estimated that tronc’s contributions to the plan will total $56.4 million, based on the actuarial assumptions utilized to develop the rehabilitation plan and assuming tronc’s staffing levels as of December 31, 2017 remain unchanged. The funding obligation is subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations.
In 2009, the GCIU Plan was certified by its actuary to be in critical status (within the meaning of section 432 of the IRC) as of its plan year beginning January 1, 2009. As a result, the trustees of the GCIU Plan implemented a rehabilitation plan on November 1, 2009 and amended it in May 2012 to cease the plan’s critical status within the period of time stipulated by the IRC. However, the GCIU Plan was unable to adopt a rehabilitation plan that would enable the GCIU Plan to emerge from critical status and avoid insolvency using reasonable assumptions. Therefore, the GCIU Plan adopted a rehabilitation plan that reflects reasonable measures to forestall insolvency. As of its 2016 plan year, the GCIU Plan has been certified by its actuary to be in critical and declining status with projected insolvency in 2027. As of December 31, 2017, assuming tronc’s contributions from January 1, 2018 through the projected insolvency date of 2027, it is estimated that tronc’s contributions to the plan will total $7.6 million, based on the actuarial assumptions utilized to develop the rehabilitation plan and assuming tronc’s staffing levels as of December 31, 2017 remain unchanged. The funding obligation is subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations.
In 2010, the CWA/ITU Negotiated Pension Plan was certified by its actuary to be in critical status (within the meaning of section 432 of the IRC) as of its plan year beginning January 1, 2010. As a result, the trustees of the CWA/ITU Negotiated Pension Plan implemented a rehabilitation plan on March 8, 2010. However, the CWA/ITU Negotiated Pension Plan was unable to adopt a rehabilitation plan that would enable the CWA/ITU Negotiated Pension Plan to emerge from critical status and avoid insolvency using reasonable assumptions. Therefore, the CWA/ITU Negotiated Pension Plan adopted a rehabilitation plan that reflects reasonable measures to forestall insolvency. As of its 2016 plan year, the CWA/ITU Negotiated Pension Plan has been certified by its actuary to be in critical and declining status with projected insolvency in 2030. As of December 31, 2017, assuming tronc’s contributions from January 1, 2018 through the projected insolvency date of 2030, it is estimated that tronc’s contributions to the plan will total $2.4 million, based on the actuarial assumptions utilized to develop the rehabilitation plan and assuming tronc’s staffing levels as of December 31, 2017 remain unchanged. The funding obligation is subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14: STOCK-BASED COMPENSATION
The Company has the 2014 Omnibus Incentive Plan (together with amendments “tronc Equity Plan”). The tronc Equity Plan is a long-term incentive plan under which awards may be granted to employees and outside directors in the form of stock options (“Options”), stock appreciation rights, restricted stock units (“RSU”), performance share units, restricted and unrestricted stock awards, dividend equivalents and cash awards. The Company measures stock-based compensation costs based on the estimated grant date fair value of the award and recognizes compensation costs on a straight-line basis over the requisite service period for the entire award. The tronc Equity Plan permits the Company to withhold shares of vested common stock upon vesting of employee stock awards or at the time they exercise their Options in lieu of their payment of the required withholdings for employee taxes. The Company does not withhold taxes in excess of minimum required statutory requirements. Shares of common stock reserved for future grants under the tronc Equity Plan were 788,786 at December 31, 2017.
Stock-based compensation expense under both plans related to tronc’s employees during the years ended December 31, 2017, December 25, 2016 and December 27, 2015 totaled $11.2 million, $8.4 million and $6.8 million, respectively.
Options
The non-qualified stock options granted to directors, officers and employees under the tronc Equity Plan generally become exercisable in cumulative installments over a period of either three or four years and expire between 7 and 10 years. Under the tronc Equity Plan, the exercise price of an Option cannot be less than the market price of tronc common stock at the time the Option is granted and the maximum contractual term cannot exceed 10 years. The fair value of each Option is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is calculated based on a blended method using historical and implied volatility of a select peer group of entities operating in similar industry sectors as the Company. Expected life was calculated using the simplified method, as described under Staff Accounting Bulletin Topic 14, “Share-Based Payment,” as the tronc Equity Plan wasn’t in existence for a sufficient period of time for the use of company-specific historical experience in the calculation.
The following table provides the weighted average assumptions used to determine the fair value of Options and converted NSO awards granted to tronc employees during the years ended December 31, 2017, December 25, 2016 and December 27, 2015.

	2017	2016	2015
Weighted average grant date fair value	$6.53	$5.93	$4.16
Weighted average assumptions used:
Expected volatility	53.8%	48.0%	39.4%
Expected lives (in years)	4.5	4.5	4.8
Risk Free interest rates	1.7%	1.0%	1.6%
Expected dividend yields	—%	—%	4.1%

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity related to tronc employees for Options under the tronc Equity Plan and TCO NSOs converted to Options for the years ended December 31, 2017, December 25, 2016 and December 27, 2015 is included in the following table:

	2017		2016		2015
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding, beginning of year	1,328	$15.93	969	$16.80	737	$16.73
Granted	730	$14.32	546	$14.71	465	$17.20
Exercised	(115)	$14.40	(15)	$14.02	(20)	$14.02
Canceled/forfeited	(914)	$15.48	(172)	$17.10	(213)	$17.69
Outstanding, end of year	1,029	$14.56	1,328	$15.93	969	$16.80
Vested and exercisable at end of year	195	$14.90	440	$16.77	205	$16.02
Weighted average remaining contractual term (in years)	6.8		4.2		6.0
For Options granted under the tronc Equity Plan the exercise price of options granted equals the closing stock price on the day of grant. For each of the years ended December 31, 2017, December 25, 2016, and December 27, 2015, the intrinsic value of options exercised was negligible. The grant date fair value of options vested during the year ended December 31, 2017 was $1.2 million.
The following table summarizes information (net of estimated forfeitures) related to stock options outstanding at December 31, 2017:

Range of Exercises Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number of Options Exercisable (in thousands)	Weighted Average Exercise Price
$13.38-14.02	266	6.3	$13.54	66	$14.02
$14.65-14.76	293	6.8	$14.70	—	$—
$14.87-14.87	337	5.6	$14.87	113	$14.87
$14.89-19.20	133	5.6	$15.47	16	$18.80
$13.38-19.20	1,029		$14.56	195	$14.90
Restricted Stock Units (RSUs)
The RSUs granted to directors, officers and employees under the tronc Equity Plan have service conditions and generally vest over three to four years. Upon vesting, the RSUs are redeemed with common stock. The RSUs do not have voting rights. The fair value of the RSU is determined on the grant date using the closing trading price of the Company's shares. The weighted average grant date fair value of the RSUs granted during the years ended December 31, 2017, December 25, 2016, and December 27, 2015 was $14.24, $14.60, and $17.47, respectively.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity related to tronc employees for RSUs under the tronc Equity Plan and TCO RSUs converted to RSUs for the years ended December 31, 2017, December 25, 2016, and December 27, 2015 is included in the following table:

	2017		2016		2015
	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	1,452	$15.44	982	$17.34	924	$17.14
Granted	1,438	$14.24	1,071	$14.60	514	$17.47
Vested	(561)	$15.23	(356)	$16.85	(282)	$17.13
Canceled/forfeited	(316)	$15.70	(245)	$17.35	(174)	$17.43
Outstanding, end of year	2,013	$14.60	1,452	$15.44	982	$17.34
Vested at end of year	2	$11.02	6	$7.91	—	$—
As of December 31, 2017, tronc had unrecognized compensation cost on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period (in years)
Nonvested stock options	$4,536	2.4
Nonvested restricted stock units	$29,350	2.5
NOTE 15: EARNINGS PER SHARE
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
For the years ended December 31, 2017, December 25, 2016 and December 27, 2015, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Income (Loss) - Numerator:
Net income (loss) available to tronc stockholders plus assumed conversions	$5,535	$6,537	$(2,765)

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	33,996	33,788	25,990
Dilutive effect of employee stock options and RSUs	289	147	—
Adjusted weighted average common shares outstanding (diluted)	34,285	33,935	25,990

Net income (loss) per common share:
Basic	$0.16	$0.19	$(0.11)
Diluted	$0.16	$0.19	$(0.11)

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Potential dilutive common shares were anti-dilutive as a result of the Company’s net loss for the year ended December 27, 2015. As a result, basic weighted average shares were used in the calculations of basic net earnings per share and diluted earnings per share for that period.
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts for the years ended December 31, 2017, December 25, 2016 and December 27, 2015 was 946,033, 1,118,074 and 968,526, respectively. The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 9,445, 87,525 and 982,073 for the years ended December 31, 2017, December 25, 2016 and December 27, 2015.
NOTE 16: STOCKHOLDERS' EQUITY
The holders of common stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of common stock will share in any dividend declared by the board of directors. In the event of the Company’s liquidation, dissolution or winding up, all holders of common stock are entitled to share ratably in any assets available for distribution to holders of common stock.
Private Placements
Merrick Media, LLC
On February 3, 2016, the Company completed a $44.4 million private placement, pursuant to which the Company sold to Merrick Media, LLC (“Merrick Media”) 5,220,000 shares of the Company’s common stock at a purchase price of $8.50 per share. The Company intends to use the $42.9 million net proceeds from the sale to execute further on its growth strategy, including acquisitions and digital initiatives. The shares of common stock acquired by Merrick Media (the “Merrick Shares”) are subject to certain lockup provisions that, subject to the terms and conditions set out in the purchase agreement (the “Merrick Purchase Agreement”) dated February 3, 2016 among the Company, Merrick Media and Michael W. Ferro, Jr. (as amended by Amendment No. 1 to the Merrick Purchase Agreement, dated as of March 23, 2017, and by the Consulting Agreement described in Note 2), prohibit certain transfers of the Merrick Shares for the first three years following the date of issuance (extended by the Consulting Agreement (1) to the later of three years from issuance of the Merrick Shares or 30 days after termination of the Consulting Agreement and (2) to apply to all shares owned by Merrick Media or its affiliates) and, thereafter, any transfers of the Merrick Shares that would result in a transfer of more than 25% of the Merrick Shares purchased under the Merrick Purchase Agreement in any 12-month period.  The Merrick Purchase Agreement also includes covenants prohibiting the transfer of the Merrick Shares if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then outstanding shares of common stock following the transfer (which prohibition was eliminated pursuant to the Consulting Agreement), as well as transfers to a material competitor of the Company in any of the then-existing primary geographical markets. Merrick Media and Mr. Ferro and their respective affiliates are also prohibited, without the prior written approval of the Board of Directors, from acquiring additional equity if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then outstanding shares of common stock. Amendment No. 1 to the Merrick Purchase Agreement increased from 25% to 30% the maximum percentage of the Company’s outstanding shares of common stock that Merrick Media and its affiliates may acquire. Pursuant to the Consulting Agreement, this ownership limitation was extended to the later of three years from the date of issuance of the Merrick Shares and 30 days after termination of the Consulting Agreement.
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

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Finally, the Merrick Purchase Agreement provides a right of first offer in favor of the Company on proposed transfers by Merrick Media and its affiliates of that represent at least 1% of the then-outstanding number of shares of the Company’s common stock, subject to certain notice provisions. This right of first offer applied only to shares purchased under the Merrick Purchase Agreement, but the Consulting Agreement described in Note 4 expanded the Company’s right of first offer to all shares held by Merrick Media and its affiliates (regardless of when purchased) and increased the threshold for transfers subject to the right of first offer to 2% of then-outstanding shares.
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
Mr. Ferro is the manager of Merrick Venture Management, LLC, which is the sole manager of Merrick Media. Because Merrick Venture Management, LLC serves as the sole manager of Merrick Media, Mr. Ferro may be deemed to indirectly control all of the shares of the Company’s common stock owned by Merrick Media. Mr. Ferro, together with his affiliated entities, beneficially owned 9,521,529 shares of tronc common stock, which represented 28.2% of tronc common stock, as of December 31, 2017.
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
In connection with the private placement, Dr. Soon-Shiong was elected to fill a newly-created position on the Company’s Board of Directors and was named non-executive Vice Chairman of the Board as of the date of the Company’s 2016 Annual Meeting of Stockholders on June 2, 2016. Dr. Soon-Shiong did not stand for reelection at the Company’s 2017 Annual Meeting of Stockholders on April 18, 2017 and is no longer a director of the Company.
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
California Capital Equity, LLC (“CalCap”) directly owns all of the equity interests of Nant Capital and CalCap may be deemed to have beneficial ownership of the shares held by Nant Capital. Dr. Patrick Soon-Shiong directly owns all of the equity interests of CalCap and may be deemed to beneficially own, and share voting power and investment power with Nant

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital over all shares of tronc common stock beneficially owned by Nant Capital. Dr. Soon-Shiong, together with Nant Capital, beneficially owned 8,743,619 shares of tronc common stock, which represented 26.0% of tronc common stock, as of December 31, 2017.
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
Stock Repurchases
In August 2015, the Board of Directors authorized $30 million to be used for stock repurchases for 24 months from the date of authorization. Any stock repurchases under the stock repurchase plan may be made in the open market, through privately negotiated transactions or other means. Repurchased shares become a part of treasury stock. During the year ended December 27, 2015, the Company repurchased 121,168 shares of common stock for an aggregate purchase price of $1.4 million. The authorization expired in August 2017.
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

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency	OPEB	Pension	Total
Balance at December 28, 2014	$(20)	$10,502	$—	$10,482
Other comprehensive income before reclassifications	(15)	3,836	(8,718)	(4,897)
Amounts reclassified from AOCI	—	(9,491)	—	(9,491)
Balance at December 27, 2015	(35)	4,847	(8,718)	(3,906)
Other comprehensive income (loss) before reclassifications	3	1,811	(6,438)	(4,624)
Amounts reclassified from AOCI	—	(284)	—	(284)
Balance at December 25, 2016	(32)	6,374	(15,156)	(8,814)
Other comprehensive income (loss) before reclassifications	1	5,778	(9,398)	(3,619)
Amounts reclassified from AOCI	—	(2,220)	1,126	(1,094)
Balance at December 31, 2017	$(31)	$9,932	$(23,428)	$(13,527)
The following table presents the amounts and line items in the Consolidated Statements of Income (Loss) where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the years ended December 31, 2017, December 25, 2016 and December 27, 2015 (in thousands):

	Year ended
Accumulated Other Comprehensive Income (Loss) Components	December 31, 2017	December 25, 2016	December 27, 2015	Affected Line Items in the Consolidated Statements of Income (Loss)
Pension and postretirement benefit adjustments:
Prior service cost recognized	(2,745)	(470)	(10,825)	Compensation
Amortization of actuarial gains	(421)	—	(4,863)	Compensation
Loss recognized due to settlements	1,444	—	—	Compensation
Total before taxes	(1,722)	(470)	(15,688)
Tax effect	(628)	(186)	(6,197)	Income tax expense (benefit)
Total reclassifications for the period	$(1,094)	$(284)	$(9,491)
The Company expects to recognize $2.2 million in net gains and $10.5 million in prior service costs to be amortized from accumulated other comprehensive income in the year ended December 30, 2018.
NOTE 18: SEGMENT INFORMATION
The Company’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. tronc manages its business as two distinct segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when sold with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local websites and mobile applications, digital only subscriptions, as well as Tribune Content Agency (“TCA”) and forsalebyowner.com. Assets are not presented to or used by management at a segment level for making operating and investment decisions and therefore are not reported.
troncM’s media groups include the Chicago Tribune Media Group,the New York Daily News, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group,the Daily Press Media Group, the Los Angeles Times Media Group, and the San Diego Media

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Group. tronc’s major daily newspapers have served their respective communities with local, regional, national and international news and information for more than 150 years.
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
Operating revenues and income (loss) from operations by operating segment were as follows for the periods indicated (in thousands):

	Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Operating revenues:
troncM	$1,287,217	$1,378,028	$1,448,249
troncX	239,979	236,171	233,505
Corporate and eliminations	(3,178)	(7,821)	(8,934)
	$1,524,018	$1,606,378	$1,672,820
Income (loss) from operations:
troncM	$96,145	$120,763	$102,685
troncX	24,830	25,551	38,808
Corporate and eliminations	(54,386)	(93,201)	(116,526)
Income from operations	66,589	53,113	24,967
Gain (loss) on equity investments, net	3,139	(690)	(1,164)
Premium on stock buyback	(6,031)	—	—
Interest expense, net	(26,481)	(26,703)	(25,972)
Reorganization items, net	—	(259)	(1,026)
Income (loss) before income taxes	$37,216	$25,461	$(3,195)

Depreciation and amortization
troncM	$23,727	$23,656	$21,338
troncX	15,560	11,563	2,329
Corporate and eliminations	17,409	22,280	30,966
	$56,696	$57,499	$54,633

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Cash paid during the period for:
Interest	$24,492	$23,637	$22,931
Income taxes, net of refunds	(819)	(3,189)	14,194
Non-cash items in investing activities:
Additions to property plant and equipment under capital leases	(890)	(722)	—
Non-cash items in financing activities:
Shares issued for acquisitions	—	—	11,039
New capital leases	890	722	—
NOTE 20: UNAUDITED QUARTERLY FINANCIAL INFORMATION
The following table sets forth certain unaudited quarterly financial information for the fiscal years ended December 31, 2017 and December 25, 2016 (in thousands, except per share amounts). The unaudited quarterly financial information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

Fiscal Year Ended December 31, 2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total operating revenues	$366,116	$369,791	$353,091	$435,020
Operating expenses:
Compensation	132,717	126,897	135,045	154,704
Newsprint and ink	23,524	22,848	20,941	27,027
Outside services	114,310	114,879	111,109	127,746
Other operating expenses	69,887	72,041	65,584	81,474
Depreciation and amortization	13,178	14,660	14,158	14,700
Total operating expenses	353,616	351,325	346,837	405,651
Income from operations	12,500	18,466	6,254	29,369
Interest expense, net	(6,477)	(6,404)	(6,544)	(7,056)
Premium on stock buyback	(6,031)	—	—	—
Gain (loss) on equity investments, net	(688)	(584)	4,993	(582)
Income tax expense	2,293	4,637	2,647	22,104
Net income (loss)	$(2,989)	$6,841	$2,056	$(373)
Basic net income (loss) per common share	$(0.08)	$0.21	$0.06	$(0.01)
Diluted net income (loss) per common share	$(0.08)	$0.21	$0.06	$(0.01)

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year Ended December 25, 2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total operating revenues	$398,219	$404,501	$378,236	$425,422
Operating expenses:
Compensation	162,100	150,493	140,760	143,940
Newsprint and ink	25,978	26,095	25,101	26,732
Outside services	127,709	122,964	118,060	125,745
Other operating expenses	72,213	76,317	79,104	72,455
Depreciation and amortization	14,124	14,300	14,375	14,700
Total operating expenses	402,124	390,169	377,400	383,572
Income (loss) from operations	(3,905)	14,332	836	41,850
Interest expense, net	(6,744)	(6,699)	(6,673)	(6,587)
Loss on equity investments, net	(129)	(168)	(190)	(203)
Reorganization items, net	(94)	(49)	(93)	(23)
Income tax expense (benefit)	(4,409)	3,360	4,352	15,621
Net income (loss)	$(6,463)	$4,056	$(10,472)	$19,416
Basic net income (loss) per common share	$(0.22)	$0.12	$(0.29)	$0.53
Diluted net income (loss) per common share	$(0.22)	$0.12	$(0.29)	$0.53
NOTE 21: SUBSEQUENT EVENTS
Sale of the Los Angeles Times and The San Diego Union-Tribune
On February 7, 2018, the Company entered into a MIPA by and between the Company and Nant Capital, pursuant to which the Company will sell the Los Angeles Times, The San Diego Union-Tribune and various other titles of the Company’s California properties to Nant Capital for an aggregate purchase price of $500 million in cash plus the assumption of $90 million in unfunded pension liabilities (the “Nant Transaction”). Nant Capital has received an equity commitment from Dr. Patrick Soon-Shiong for the full amount of the cash purchase price.
The Nant Transaction has been unanimously approved by the board of directors of the Company.
The Company will retain certain liabilities associated with the Company’s California properties. The Nant Transaction, which is expected to close in the late first quarter or early second quarter of 2018, is subject to customary closing conditions. The Agreement contains other provisions, covenants, representations and warranties made by the Company and Nant Capital that are typical in transactions of this size, type and complexity. In addition, the Agreement provides that the parties will indemnify each other for breaches of these representations, warranties and covenants, subject to certain limitations, and for certain other matters.
At the Closing, the Company and Nant Capital will enter into a transition services agreement providing for up to twelve months of transition services between the parties.
Purchase of majority interest in BestReviews.com
Acquisition Agreement
On February 6, 2018, the Company acquired a 60% membership interest in BestReviews LLC (“BestReviews”), a company engaged in the business of testing, researching and reviewing consumer products, pursuant to an Acquisition Agreement, entered into on the same date (the “Acquisition Agreement”), among the Company, TPC, BestReviews Inc., a Delaware corporation (“Parent”), BestReviews and the stockholders of Parent named therein.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Upon the terms and subject to the conditions set forth in the Acquisition Agreement, the Company acquired (the “Acquisition”) 60% of Parent’s membership interest in BestReviews for a total purchase price of $66 million, consisting of $30.6 million in cash, subject to a post-closing working capital adjustment, and $36 million in common stock of the Company, based on a 30-day volume-weighted average sales price of the Company’s common stock as specified in the Acquisition Agreement. The Company issued 1,913,438 shares of common stock in connection with the closing (the “Stock Consideration”). The Stock Consideration is subject to lock-up provisions that prohibit certain transfers of the shares and standstill provisions based upon the following schedule: 25% of the Stock Consideration will cease to be subject to the lock-up provisions on the 6-month anniversary of the closing date of the Acquisition, 50% of the Stock Consideration will cease to be subject to the lock-up provisions on the 9-month anniversary of the closing date of the Acquisition and 25% of the Stock Consideration will cease to be subject to the lock-up provisions on the 12-month anniversary of the closing date of the Acquisition. The Acquisition Agreement also contains representations, warranties, covenants, and indemnities of the parties thereto.
Limited Liability Company Agreement
In connection with the Acquisition, the Company and Parent also entered into an amended and restated limited liability company agreement of BestReviews (the “LLC Agreement”). Subject to the terms of the LLC Agreement, the Company has the right (the “Call Option”), beginning six months after the closing of the Acquisition, to purchase all (but not less than all) of the remaining 40% of the membership interests of BestReviews using, at the Company’s election, cash, shares of common stock of the Company, or a combination thereof at a purchase price to be based on a pre-determined multiple of BestReviews’ trailing 12-month EBITDA, with such purchase priced capped per the LLC Agreement if the Call is exercised prior to the third anniversary of the closing of the Acquisition. In addition, beginning six months after closing the Acquisition, the Company is entitled to exercise a one-time right to purchase 25% of the units of membership interest of BestReviews retained by Parent (10% of the issued and outstanding equity) with terms identical to those applicable to the Call Option.
Parent also has the right (the “Put Option”), beginning three years after closing of the Acquisition, to cause the Company to purchase all (but not less than all) of the remaining 40% of the membership interests of BestReviews using, at the Company’s election, cash, shares of common stock of the Company, or a combination thereof at a purchase price to be determined in the same manner as if the Call Option were exercised.
If the exercise of the Call Option or the Put Option requires that the Company seek stockholder approval prior to issuing common stock of the Company as consideration in connection with such exercise, and the Company does not obtain requisite stockholder approval, then BestReviews will initiate a sale process for disposition of a majority of the voting power interests of BestReviews or other disposition of all or substantially all of BestReviews’ assets.
The LLC Agreement provides that Parent is entitled to certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”), with respect to the Company’s common stock issued to Parent. The Company is required to file (1) a registration statement on Form S-3 (“Form S-3”) with the Securities and Exchange Commission (“SEC”) to register the resale of the Stock Consideration within 90 days following the closing date of the Acquisition and (2) a Form S-3 with the SEC to register the resale of any shares of common stock of the Company issued in connection with an exercise of the Call Option or the Put Option within 60 days after the issuance of such shares.
The LLC Agreement contains other terms and conditions, including transfer restrictions, tag-along and drag-along rights, and indemnification obligations.
Sale of Forsalebyowner.com
In the first quarter of 2018, the Company entered an agreement to sell the forsalebyowner.com business as it no longer fits within the Company’s digital strategy.  The transaction is expected to close in the second quarter of 2018.
Cars.com agreement conversion
On January 29, 2018, the Company and Cars.com Inc. agreed to convert the Company’s affiliate markets into Cars.com's direct retail channel. The agreement, which will see more than 2,000 car deal customers move from the Company to Cars.com, will take effect February 1, 2018. The Company’s sales and support teams will also join Cars.com to help with the transition. The deal also includes a multi-year advertising and marketing agreement between the Company and Cars.com.