Form 10-Q
period 2018-04-01
tronc, Inc.
filed 2018-05-10
CIK 1593195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 1, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
TRONC, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

435 North Michigan Avenue
Chicago Illinois	60611
(Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2018
Common Stock, $0.01 par value	35,287,852

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The statements contained in this Quarterly Report on Form 10-Q, as well as the information contained in the notes to our Consolidated Financial Statements, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based largely on our current expectations and reflect various estimates and assumptions by us. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in such forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond our control, include: changes in advertising demand, circulation levels and audience shares; competition and other economic conditions; factors impacting the ability to close our agreement to sell our California properties; economic and market conditions that could impact the level of our required contributions to the defined benefit pension plans to which we contribute; decisions by trustees under rehabilitation plans (if applicable) or other contributing employers with respect to multiemployer plans to which we contribute which could impact the level of our contributions; our ability to develop and grow our online businesses; changes in newsprint price; our ability to maintain effective internal control over financial reporting; concentration of stock ownership among our principal stockholders whose interests may differ from those of other stockholders; and other events beyond our control that may result in unexpected adverse operating results. For more information about these and other risks, see “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018, and in our other filings with the SEC.
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

PART I.
Item 1.    Financial Statements
TRONC, INC.
CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	April 1, 2018	March 26, 2017

Operating revenues	$355,616	$366,116
Operating expenses:
Compensation	144,537	133,147
Newsprint and ink	22,034	23,524
Outside services	130,559	114,310
Other operating expenses	62,598	69,887
Depreciation and amortization	14,649	13,178
Total operating expenses	374,377	354,046
Income (loss) from operations	(18,761)	12,070
Interest expense, net	(6,594)	(6,477)
Premium on stock buyback	—	(6,031)
Loss on equity investments, net	(729)	(688)
Other income, net	4,388	430
Loss before income taxes	(21,696)	(696)
Income tax expense (benefit)	(7,185)	2,293
Net loss	$(14,511)	$(2,989)
Less: Income attributable to noncontrolling interest	262	—
Net loss attributable to tronc common stockholders	$(14,773)	$(2,989)

Net loss attributable to tronc per common share:
Basic	$(0.42)	$(0.08)
Diluted	$(0.42)	$(0.08)
Weighted average shares outstanding:
Basic	34,801	36,306
Diluted	34,801	36,306

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended
	April 1, 2018	March 26, 2017
Net loss	$(14,511)	$(2,989)
Other comprehensive income (loss), net of taxes:

Amortization of items to periodic pension cost during the period, net of taxes of $873 and $134, respectively	(2,268)	(204)
Foreign currency translation	—	—
Other comprehensive income (loss), net of taxes	(2,268)	(204)
Comprehensive loss	$(16,779)	$(3,193)
Comprehensive income attributable to noncontrolling interest	262	—
Comprehensive loss attributable to tronc common stockholders	$(17,041)	$(3,193)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	April 1, 2018	December 31, 2017
Assets
Current assets
Cash	$162,731	$189,653
Accounts receivable (net of allowances of $18,897 and $16,377)	153,533	180,679
Inventories	13,277	10,798
Prepaid expenses and other	26,870	25,575
Total current assets	356,411	406,705

Property, plant and equipment
Machinery, equipment and furniture	130,289	127,988
Buildings and leasehold improvements	43,246	42,635
	173,535	170,623
Accumulated depreciation	(77,788)	(72,647)
	95,747	97,976
Advance payments on property, plant and equipment	14,007	9,064
Property, plant and equipment, net	109,754	107,040

Other assets
Goodwill	203,464	121,907
Intangible assets, net	144,078	125,178
Software, net	39,774	42,793
Deferred income taxes	28,886	29,911
Other long-term assets	30,818	31,599
Total other assets	447,020	351,388

Total assets	$913,185	$865,133

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
(In thousands, except per share data)
(Unaudited)

	April 1, 2018	December 31, 2017
Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt	$21,829	$21,857
Accounts payable	75,281	78,365
Employee compensation and benefits	56,421	63,761
Deferred revenue	79,740	76,353
Other current liabilities	24,291	20,568
Total current liabilities	257,562	260,904

Non-current liabilities
Long-term debt	326,979	331,881
Deferred revenue	3,534	5,142
Pension and postretirement benefits payable	104,494	113,593
Other obligations	90,201	84,451
Total non-current liabilities	525,208	535,067

Noncontrolling interest	42,062	—

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 30,000 shares; no shares issued or outstanding at April 1, 2018 and December 31, 2017	—	—
Common stock, $.01 par value. Authorized 300,000 shares, 37,230 shares issued and 35,276 shares outstanding at April 1, 2018; 37,551 shares issued and 33,684 shares outstanding at December 31, 2017	372	376
Additional paid-in capital	161,099	150,229
Accumulated deficit	(31,163)	(16,390)
Accumulated other comprehensive loss	(15,795)	(13,527)
Treasury stock, at cost - 1,954 shares at April 1, 2018 and 3,867 shares at December 31, 2017	(26,160)	(51,526)
Total stockholders’ equity	88,353	69,162

Total liabilities and stockholders’ equity	$913,185	$865,133

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	AOCI	Treasury Stock	Total Equity (Deficit)
	Shares	Amount
Balance at December 31, 2017	37,551	$376	$150,229	$(16,390)	$(13,527)	$(51,526)	$69,162
Comprehensive income (loss)	—	—	—	(14,773)	(2,268)	—	(17,041)
Issuance of stock from treasury for acquisition	—	—	9,229	—	—	25,366	34,595
Issuance of stock from restricted stock and restricted stock unit conversions	122	1	(1)	—	—	—	—
Exercise of stock options	7	—	133	—	—	—	133
Stock-based compensation	—	—	2,447	—	—	—	2,447
Withholding for taxes on restricted stock unit conversions	—	—	(943)	—	—	—	(943)
Forfeited restricted stock	(450)	(5)	5	—	—	—	—
Balance at April 1, 2018	37,230	$372	$161,099	$(31,163)	$(15,795)	$(26,160)	$88,353

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2018	March 26, 2017
Operating Activities
Net income (loss)	$(14,511)	$(2,989)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,649	13,178
Stock compensation expense	2,447	1,859
Loss on equity investments, net	707	688
Deferred income taxes	1,895	10,832
Non-current deferred revenue	(1,607)	(474)
Premium on stock buyback	—	6,031
Pension contribution	(5,743)	(1,957)
Postretirement medical, life and other benefits	(6,497)	(540)
Changes in working capital items, excluding acquisitions:
Accounts receivable, net	35,287	34,093
Prepaid expenses, inventories and other current assets	(4,674)	(10,284)
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	107	(21,838)
Other, net	(473)	1,949
Net cash provided by operating activities	21,587	30,548

Investing Activities
Capital expenditures	(7,225)	(4,662)
Acquisition of business, net of cash acquired	(33,949)	—
Other, net	(1,087)	(723)
Net cash used for investing activities	(42,261)	(5,385)

Financing Activities
Purchase of treasury stock	—	(56,189)
Repayment of long-term debt	(5,272)	(5,272)
Repayments of capital lease obligations	(167)	(120)
Withholding for taxes on RSU vesting	(943)	(896)
Dividends paid to common stockholders	—	(145)
Proceeds from exercise of stock options	134	—
Net cash used for financing activities	(6,248)	(62,622)

Net decrease in cash	(26,922)	(37,459)
Cash, beginning of period	189,653	198,349
Cash, end of period	$162,731	$160,890

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—tronc, Inc., formerly Tribune Publishing Company, was formed as a Delaware corporation on November 21, 2013. tronc, Inc. together with its subsidiaries (collectively, the “Company” or “tronc”) is a media company rooted in award-winning journalism. Headquartered in Chicago, tronc operates newsrooms in ten markets with titles including Chicago Tribune, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Virginia’s Daily Press, Lehigh Valley, Pennsylvania’s The Morning Call, Hartford Courant, Los Angeles Times, and The San Diego Union Tribune. On September 3, 2017, the Company completed the purchase of the New York Daily News, New York City’s “Hometown Newspaper”. On February 6, 2018, the Company acquired a 60% interest in BestReviews LLC (“BestReviews”). See Note 5 for further information on the acquisition. tronc’s legacy of brands, including the New York Daily News, has earned a combined 105 Pulitzer Prizes and is committed to informing, inspiring and engaging local communities.
tronc’s brands create and distribute content across its media portfolio, offering integrated marketing, media, and business services to consumers and advertisers, including digital solutions and advertising opportunities.
On February 7, 2018, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) by and between the Company and Nant Capital, LLC (“Nant Capital”) pursuant to which the Company will sell the Los Angeles Times, The San Diego Union-Tribune and various other titles of the Company’s California properties to Nant Capital for an aggregate purchase price of $500 million in cash plus the assumption of unfunded pension liabilities related to the San Diego Pension Plan (the “Nant Transaction”). As set forth in the MIPA, Nant Capital has received an equity commitment from Dr. Patrick Soon-Shiong for the full amount of the cash purchase price. The Nant Transaction is expected to close in the second or third quarter of 2018. Dr. Soon-Shiong, a former director of the Company, together with Nant Capital, beneficially own 8,743,619 shares of tronc common stock, which represented 24.8% of the outstanding shares of tronc common stock as of April 1, 2018.
Since these properties did not meet the criteria to be classified as assets held for sale or discontinued operations as of April 1, 2018, any discussions of the business of the Company and all reported financial and operating results and metrics reflect inclusion of the Los Angeles Times and The San Diego Union-Tribune.
Fiscal Periods—The Company’s fiscal year ends on the last Sunday in December. Fiscal year 2018 ends on December 30, 2018 and fiscal year 2017 ended on December 31, 2017. Fiscal year 2018 is a 52-week year with 13 weeks in each quarter. Fiscal year 2017 was a 53-week year with 13 weeks in the first through third quarters and 14 weeks in the fourth quarter.
Basis of Presentation—The accompanying unaudited Consolidated Financial Statements and notes of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of tronc as of April 1, 2018 and December 31, 2017 and the results of operations and cash flows for the three months ended April 1, 2018 and March 26, 2017. This includes all normal and recurring adjustments and elimination of intercompany transactions. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The year-end Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
The Company assesses its operating segments in accordance with ASC Topic 280, “Segment Reporting.” The Company is managed by its chief operating decision maker, as defined by ASC Topic 280, in two reportable segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital only subscriptions, Tribune Content Agency (“TCA”), BestReviews and forsalebyowner.com. See Note 16 for additional segment information.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

New Accounting Standards—In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Topic 220, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU amends ASC 220, Income Statement — Reporting Comprehensive Income, to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating how the adoption of this standard will impact the Company’s consolidated financial statements.
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Topic 715, Compensation - Retirement Benefits; Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires the disaggregation of the service cost component from other components of net periodic benefit cost, clarifies how to present the service cost component and other components of net benefit costs in the financial statements and allows only the service cost component of net benefit costs to be eligible for capitalization. The Company adopted the standard on January 1, 2018 and has applied the standard on a retrospective basis. Accordingly, prior period amounts have been adjusted. Adoption of the standard had no effect on the Company’s overall results of operations. The disclosures required by the standard can be found in Note 10.
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
In January 2017, the FASB issued ASU 2017-01, Topic 805, Clarifying the Definition of a Business, which establishes criteria to determine when an integrated set of assets and activities is not a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017 and should be applied prospectively. The Company adopted the standard effective January 1, 2018 and will apply the standard to acquisitions or dispositions after that date.
In November 2016, the FASB issued ASU 2016-18, Topic 230, Statement of Cash Flows, which clarifies how companies present and classify restricted cash in the statement of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. The guidance is required to be applied on a retrospective basis. The Company adopted the standard effective January 1, 2018. The adoption had no effect on the Company’s consolidated financial statements as the Company has no restricted cash.
In August 2016, the FASB issued ASU 2016-15, Topic 230, Statement of Cash Flows, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. The guidance is required to be applied on a retrospective basis. The Company adopted the standard effective January 1, 2018. The adoption had no effect of the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Topic 842, Leases, which requires lessees to recognize lease assets and lease liabilities for operating leases. The Company expects to adopt this standard in the first quarter of 2019 and has initiated efforts to assess the impact of this new standard on the Company’s future reported results and operating and accounting processes and systems.
In May 2014, the FASB issued ASU 2014-09, Topic 606, Revenue from Contracts with Customers and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. The new standard supersedes a majority of existing revenue recognition guidance under U.S. GAAP, and requires a company to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. ASU 2014-09 allows for either a “full retrospective”

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

adoption or a “modified retrospective” adoption. The amended effective date of ASU 2014-09 is for reporting periods beginning after December 15, 2017. The Company adopted the standard effective January 1, 2018. The adoption did not have a material effect on the Company’s consolidated financial statements. See Note 2 for disclosures as a result of the adoption.
NOTE 2: REVENUE RECOGNITION
On January 1, 2018, the Company adopted ASU 2014-09, Topic 606, Revenue from Contracts with Customers using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results of operations for periods after January 1, 2018 reflect the changes under ASU 2014-09. Results of operations for periods before January 1, 2018, continue to be reported under guidance in effect at that time.
Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. Revenues are recognized as performance obligations that are satisfied either at a point in time, such as when an advertisement is published, or over time, such as content licensing.
Advertising revenue
Print advertising revenue is typically in the form of print display, classified, and preprint advertising in tronc newspapers. Digital advertising consists of website display, banner ads, advertising widgets, coupon ads, video, search advertising and linear ads placed on tronc and affiliated websites. Customers submit ads to appear either in the print newspapers or on websites. Advertising revenue is recognized when the Company satisfies the performance obligation by transferring the promised goods or services to the customer in an amount that reflects the consideration the Company is entitled to receive. For print advertising, classified and preprint advertising, this transfer, which occurs at a point in time, occurs when the advertising appears in the newspaper.
Digital advertising is typically sold on a cost-per-impression basis. An advertiser pays an amount based on the number of times their ad is displayed on the Company’s websites. Revenue is recognized at a point in time when the ad is displayed on the websites.
Advertising revenue also includes digital marketing services which consist of development of mobile websites, search engine marketing and optimization, social media account management and content marketing for customers’ web presence for small to medium size businesses. For mobile website development, revenue is recognized when the website is live. For search engine marketing and optimization, social account management and content marketing, revenue is recognized over the period of time the service is performed for the customer.
Certain customers receive cash-based incentives or credits, which are accounted for as variable consideration. The Company estimates these amounts based on the expected amount to be provided to customers and reduces revenues recognized. The Company expects there will be no significant changes to our estimates of variable consideration.
Circulation revenue
Circulation revenue results from the sale of print editions of newspapers to individual subscribers and to sales outlets that re-sell the newspapers. For individual subscribers, revenue is recognized at a point in time when the newspapers are delivered to the subscribers. For sales outlets, revenue is recognized at a point in time when the newspapers are delivered to the sales outlets or to an intermediary which has purchased the newspapers to resell to the sales outlets.
Other revenue
Other revenues are derived from commercial printing and delivery services provided to other newspapers, direct mail advertising and services, syndication and licensing revenue and digital only subscriptions.
Digital circulation revenue results from the provision of online content to subscribers. tronc recognizes revenue daily, per the contract term as the customer receives access to digital content.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For commercial printing and delivery services, the Company contracts with a number of national and local newspapers to both print and/or distribute their respective publications in local markets where it is a newspaper publisher. For commercial printing, revenue is recognized as the papers are printed and available for delivery. For commercial delivery, the Company has two models under which it operates, buy/sell and fee-for-delivery model. Under the buy/sell model, the Company buys the customers newspapers and resells them to subscribers and sales outlets. Revenue the Company receives for the sale of the newspapers is recognized when the newspapers are delivered to subscribers or sales outlets. Under the fee-for-delivery model the Company receives a fee for each newspaper delivered. Revenue is recognized at the time the newspaper is delivered either to the subscriber or to the sales outlet.
For direct mail advertising and services, the Company enters into an arrangement with customers to design, print and distribute advertising materials. Revenue is recognized when the items are delivered to the postage courier.
For licensing and syndication revenue, the Company enters into a sales-based royalty arrangement with the customer to provide a license to tronc content. The Company receives a periodic royalty payment based on usage of the content or derived sales of the content. Revenue is recognized based on royalties received.
The Company’s revenues disaggregated by type of revenue and segment are presented in Note 16.
The Company receives payments from its subscribers in advance of the delivery of the content both either in print or digitally. These up-front payments and fees are recorded as deferred revenue upon receipt and generally require deferral of revenue recognition to a future period until the Company performs its obligations under the subscription agreement. The deferred revenue is recognized as revenue as the content is delivered. The deferred revenue is considered a contract liability under ASC 606. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. Therefore the Company has no contract assets as defined under ASC 606. The following table presents changes in the Company’s contract liabilities during the three months ended April 1, 2018 (in thousands):

Balance as of December 31, 2017	$81,495
Additions	53,991
Amounts recognized as revenue	(52,212)
Balance as of April 1, 2018	$83,274
The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within cost of sales. Additionally, the Company does not disclose the value of unsatisfied performance obligations because the vast majority of contracts have original expected lengths of one year or less and payment terms are generally short-term in nature unless a customer is in bankruptcy.
NOTE 3: CHANGES IN OPERATIONS
Employee Reductions
The Company implemented reductions of 206 and 73 positions in the three months ended April 1, 2018 and March 26, 2017, respectively, and recorded pretax charges related to these reductions and executive separations of $6.1 million and $1.9 million, respectively.
A summary of the activity with respect to the Company’s severance accrual for the three months ended April 1, 2018 is as follows (in thousands):

Balance at December 31, 2017	$13,994
Provision	6,126
Payments	(7,316)
Balance at April 1, 2018	$12,804

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Charges for severance and related expenses are included in compensation expense in the accompanying Consolidated Statements of Loss.
Lease Abandonment
A summary of the activity with respect to the Company’s lease abandonment accrual for the three months ended April 1, 2018 is as follows (in thousands):

Balance at December 31, 2017	$5,417
Provision	—
Payments and other	(1,359)
Balance at April 1, 2018	$4,058
These charges are included in other operating expenses in the accompanying Consolidated Statements of Loss.
NOTE 4: RELATED PARTY TRANSACTIONS
Merrick Consulting Agreement
On December 20, 2017, the Company, entered into a Consulting Agreement with Merrick Ventures LLC (“Merrick Ventures”) and solely for certain sections thereof, Michael W. Ferro, Jr. and Merrick Media, LLC (“Merrick Media”). Mr. Ferro is: (1) Chairman and Chief Executive Officer of Merrick Ventures and (2) the manager of Merrick Venture Management, LLC which is the sole manager of Merrick Media. At the time the agreement was signed, Mr. Ferro was also Chairman of tronc’s Board of Directors and, together with Merrick Ventures and Merrick Media, a significant stockholder. The Consulting Agreement provides for the engagement of Merrick Ventures on a non-exclusive basis to provide certain management expertise and technical services for an annual fee of $5 million in cash, payable in advance on the first business day of each calendar year. The first payment was made in January 2018. The Consulting Agreement provides for a rolling three-year term, with the initial term continuing through December 31, 2020. During the term of the Consulting Agreement, Merrick Ventures and Mr. Ferro agreed to certain non-competition covenants relating to engaging in certain other daily printed newspaper businesses, subject to certain exceptions, and amended certain terms of the Securities Purchase Agreement by and among the Company, Merrick Media and Mr. Ferro. The Consulting Agreement also provided for termination of the Aircraft Dry Sublease Agreement described below as of December 31, 2017 and after such time, Merrick Ventures and Mr. Ferro are responsible for all travel expenses (including private plane expenses) incurred by them in performance of their services for the Company, rather than the Company reimbursing them for such expenses. Such expenses totaled $3.0 million in fiscal 2017 and $2.7 million in fiscal 2016.
On March 18, 2018, Mr. Ferro retired from the Company’s Board and on April 13, 2018, Mr. Ferro, Merrick Ventures, and Merrick Media entered into a securities purchase agreement to sell all of their outstanding shares in the Company. Upon consummation of the sale, Mr. Ferro will no longer be a related party. The Consulting Agreement will remain in effect after the consummation of such sale. As Mr. Ferro is no longer actively engaged in the business and the Company remains contractually committed for the future payments due under the Consulting Agreement, the Company recognized expense for the full $15.0 million due under the Consulting Agreement in outside services in the first quarter of 2018.
Aircraft Dry Sublease
During 2017, the Company was party to an Aircraft Dry Sublease Agreement with Merrick Ventures. Under the agreement, the Company subleased on a non-exclusive basis, a Bombardier aircraft leased by Merrick Ventures, which included the Company’s proportionate share of the insurance premiums and maintenance expenses and for charges attributable to the Company for the operation of the aircraft by the Company during the lease term. This lease was terminated effective December 31, 2017. During the three months ended March 26, 2017, the Company incurred $0.7 million related to the aircraft sublease. For the three months ended March 26, 2017, the Company paid $0.6 million to Merrick Ventures and $0.1 million to an outside party for pilot services.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Event tickets
In April 2017, the Company acquired Merrick Ventures’ interest and obligations in connection with the license of a suite and tickets to certain sporting events. The aggregate cost of the suite and regular season tickets approximates $0.3 million annually. During the first quarter of 2017, the Company paid Merrick Ventures $0.2 million for the face value of the suite and tickets for events. There are no further obligations to Merrick Ventures for these tickets. The suite and tickets are utilized in the Company’s sales and marketing efforts and for other corporate purposes.
CIPS Marketing Group Inc.
The Company utilizes the services of CIPS Marketing Group, Inc. (“CIPS”) for local marketing efforts such as distribution, door-to-door marketing and total market coverage. Prior to the Company’s sale of its 50% interest in CIPS in July 2017, the investment was recorded as an equity investment. During the three months ended March 26, 2017, the Company recorded $0.2 million in revenue from CIPS and $1.5 million in other operating expenses related to such marketing services.
Nucleus Marketing Solutions, LLC
In April 2016, tronc, along with other leading media companies McClatchy, Gannett and Hearst, formed Nucleus Marketing Solutions, LLC (“Nucleus”). This network connects national advertisers to audiences across existing and emerging print and digital platforms. Nucleus works with its marketing partners to address their goals by offering integrated services across all platforms. The Company owned 25% of Nucleus as of April 1, 2018. The Company’s interest in Nucleus is recorded as an equity method investment. During the three months ended March 26, 2017, the Company recorded $2.0 million on a net basis for revenue related to the Nucleus agreement. The revenue recorded in the three months ended April 1, 2018 was immaterial.
NOTE 5: ACQUISITIONS
BestReviews Acquisition
Acquisition Agreement
On February 6, 2018, the Company acquired a 60% membership interest in BestReviews LLC (“BestReviews”), a company engaged in the business of testing, researching and reviewing consumer products, pursuant to an Acquisition Agreement, entered into on the same date (the “Acquisition Agreement”), among the Company, BestReviews Inc., a Delaware corporation (“Parent”), BestReviews and the stockholders of Best Reviews Inc.
Upon the terms and subject to the conditions set forth in the Acquisition Agreement, the Company acquired (the “Acquisition”) 60% of Parent’s membership interest in BestReviews for a total purchase price of $68.3 million, consisting of $33.7 million in cash, subject to a post-closing working capital adjustment, and $34.6 million in common stock of the Company. The Company issued 1,913,438 shares of common stock in connection with the closing (the “Stock Consideration”). The Stock Consideration is subject to lock-up provisions that prohibit certain transfers of the shares and standstill provisions based upon the following schedule: 25% of the Stock Consideration will cease to be subject to the lockup provisions on the 6-month anniversary of the closing date of the Acquisition, 50% of the Stock Consideration will cease to be subject to the lock-up provisions on the 9-month anniversary of the closing date of the Acquisition and 25% of the Stock Consideration will cease to be subject to the lock-up provisions on the 12-month anniversary of the closing date of the Acquisition. The Acquisition Agreement also contains representations, warranties, covenants, and indemnities of the parties thereto.
Limited Liability Company Agreement
In connection with the Acquisition, the Company and Parent also entered into an amended and restated limited liability company agreement of BestReviews (the “LLC Agreement”). Subject to the terms of the LLC Agreement, the Company has the right (the “Call Option”), beginning six months after the closing of the Acquisition, to purchase all (but not less than all) of the remaining 40% of the membership interests of BestReviews using, at the Company’s election, cash,

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

shares of common stock of the Company, or a combination thereof at a purchase price to be based on a pre-determined multiple of BestReviews’ trailing 12-month EBITDA, with such purchase price capped per the LLC Agreement if the Call is exercised prior to the third anniversary of the closing of the Acquisition. In addition, beginning six months after closing the Acquisition, the Company is entitled to exercise a one-time right to purchase 25% of the units of membership interest of BestReviews retained by Parent (10% of the issued and outstanding equity) with terms identical to those applicable to the Call Option.
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
The allocation of the purchase price presented below is based upon management’s preliminary estimates. The Company has engaged a valuation firm to assist with the valuation of intangible assets and noncontrolling interest; however, such valuation is not complete as of the filing date of this report. The preliminary allocation of the purchase price is as follows (in thousands):

Consideration
Cash consideration for acquisition	$33,693
Fair value of noncontrolling interest	41,800
Value of shares issued for acquisition	34,595
Total consideration	$110,088

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Accounts receivable and other current assets	$9,518
Property, plant and equipment	36
Intangible assets	20,000
Accounts payable and other current liabilities	(767)
Total identifiable assets (liabilities), net	28,787
Goodwill	81,301
Total net assets acquired	$110,088
The allocation of the purchase price is preliminary. The valuation of the noncontrolling interest and intangible assets are not complete. The intangible assets currently being evaluated are trade names, proprietary technology and processes and certain relationships; however, the Company may identify additional intangible assets prior to finalizing the purchase price allocation. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

qualify for separate recognition, including access to the Company’s subscriber base and non-contractual relationships, as well as expected future cost and revenue synergies. The entire amount of purchase price allocated to intangible assets and a portion of goodwill is expected to be deductible for tax purposes pursuant to Internal Revenue Code Section 197.
The results of operations of BestReviews have been included in the Consolidated Financial Statements beginning on the closing date of the acquisition and are included in the results of the Company’s troncX segment. For the three months ended April 1, 2018, reported revenues from BestReviews were approximately $3.2 million and reported operating expenses were approximately $2.6 million. The pro forma effect of the acquisitions is not material to the Company’s Consolidated and Combined Financial Statements.
New York Daily News Acquisition
On September 3, 2017, the Company completed the acquisition of 100% of the partnership interests in Daily News, L. P. (“DNLP”), the owner of the New York Daily News in New York City, pursuant to the Partnership Interest Purchase Agreement dated September 3, 2017, for a cash purchase price of $1 and the assumption of certain liabilities, subject to a post-closing working capital adjustment. Following the acquisition, DNLP’s assets and liabilities are in the process of being valued at fair value. Subsequent to April 1, 2018, the Company finalized the working capital adjustment and has reflected those adjustments in the table below.
As of the filing date of this report, the final determination of the fair value of the assets acquired and liabilities assumed has not been completed. The estimated values are presented in the table below (in thousands):

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Cash acquired as part of the purchase	$2,555
Accounts receivable and other current assets	20,154
Property, plant and equipment, including assets under capital leases	45,961
Mastheads and intangible assets not subject to amortization	3,791
Other long-term assets	9,466
Accounts payable and other current liabilities	(20,309)
Pension and postemployment benefits liability	(25,445)
Workers compensation and auto insurance liability	(25,902)
Other long-term liabilities	(10,271)
Total net assets acquired	$—
NOTE 6: INVENTORIES
Inventories consisted of the following (in thousands):

	As of
	April 1, 2018	December 31, 2017
Newsprint	$12,764	$10,381
Supplies and other	513	417
Total inventories	$13,277	$10,798
Inventories are stated at the lower of cost or net realizable value determined using the first-in, first-out (“FIFO”) basis for all inventories.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets at April 1, 2018 and December 31, 2017 consisted of the following (in thousands):

	April 1, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Subscribers (useful life of 2 to 10 years)	$24,632	$(9,805)	$14,827	$24,632	$(9,064)	$15,568
Advertiser relationships (useful life of 2 to 13 years)	42,252	(16,470)	25,782	42,252	(15,357)	26,895
Tradenames (useful life of 20 years)	15,100	(2,771)	12,329	15,100	(2,583)	12,517
Other (useful life of 1 to 20 years)	25,379	(2,359)	23,020	5,379	(2,243)	3,136
Total intangible assets subject to amortization	$107,363	$(31,405)	75,958	$87,363	$(29,247)	58,116

Software (useful life of 2 to 10 years)	$139,115	$(99,341)	39,774	$134,794	$(92,001)	42,793

Goodwill and other intangible assets not subject to amortization
Goodwill			203,464			121,907
Newspaper mastheads and other intangible assets not subject to amortization			68,120			67,062
Total goodwill and other intangible assets			$387,316			$289,878
NOTE 8: DEBT
As of April 1, 2018, the Company had $348.0 million in variable-rate debt outstanding under the Term Loan Credit Agreement, as defined below. The weighted average interest rate for the variable-rate debt is 6.14%. At April 1, 2018, the fair value of borrowings outstanding under the Term Loan Credit Agreement was estimated to be $348.0 million based on Level 2 inputs, because the fair value for these instruments is determined using observable inputs in non-active markets. Level 2 inputs include quoted market prices in markets that are not active; quoted prices of assets or liabilities with similar attributes in active markets; or valuation models whose inputs are observable or unobservable but corroborated by market data.
Senior Term Facility
On August 4, 2014, the Company entered into a credit agreement (as amended, amended and restated or supplemented, the “Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Term Collateral Agent”), and the lenders party thereto (the “Senior Term Facility”). The Senior Term Facility originally provided for secured loans (the “Term Loans”) in the aggregate principal amount of $350.0 million. The Senior Term Facility initially provided that it could be expanded by an amount up to (i) the greater of $100.0 million and an amount as will not cause the net senior secured leverage ratio after giving effect to such incurrence to exceed 2:1 plus (ii) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility, subject to certain conditions. In 2015, $70 million of the expansion was drawn for the acquisition of The San Diego Union-Tribune. As of April 1, 2018, total principal outstanding under the Term Loans was $348.0 million. The Term Loans bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. The Term Loans amortize in equal quarterly installments equal to 1.25% of principal amounts borrowed against the Senior Term Facility with the balance payable on the maturity date, August 4, 2021. The Company is the borrower under the Senior Term Facility and each of the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

customary covenants. As of April 1, 2018, $21.1 million of the principal balance is included in current liabilities, the unamortized balance of the discount was $2.3 million and the unamortized balance of the fees associated with the Term Loans was $5.5 million. As of April 1, 2018, the Company was in compliance with the covenants of the Senior Term Facility.
Senior ABL Facility
On August 4, 2014, the Company and the Subsidiary Guarantors entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility will mature on August 4, 2019. The Senior ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits the Company to increase the commitments under the Senior ABL Facility by up to $75.0 million. The Senior ABL Facility bears interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. tronc, Inc. and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. tronc, Inc. and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. The Senior ABL Facility contains a number of covenants that, among other things, limit the ability of tronc and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. Customary fees are payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. As of April 1, 2018, there were no borrowings under the Senior ABL Facility and $54.0 million of the Senior ABL Facility availability supported outstanding undrawn letters of credit in the same amount.
Capital Leases
The Company has capital leases on land, technology licenses and trucks. The total balance outstanding as of April 1, 2018 for capital leases was $8.5 million, of which $0.7 million is in short-term debt.
NOTE 9: INCOME TAXES
For the three months ended April 1, 2018, the Company recorded income tax benefit of $7.2 million. The effective tax rate on pretax income was 33.1% in the three months ended April 1, 2018. For the three months ended April 1, 2018, the rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, and nondeductible expenses.
For the three months ended March 26, 2017, the Company recorded income tax expense of $2.3 million. The effective tax rate on pretax income was (329.5)% in the three months ended March 26, 2017. For the three months ended March 26, 2017, the rate differs from the U.S. federal statutory rate of 35% primarily due to the fact that the $6.0 million premium on stock buyback is a non-deductible permanent difference for the calculation of income taxes. The rate also differs due to state income taxes, net of federal benefit and nondeductible expenses and the domestic production activities deduction.

In the fourth quarter of 2017, the Company recorded an additional tax expense of $10.8 million that represents what it believes is the impact of the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  The expense was based on currently available information and interpretations, which are continuing to evolve, and as a result the expense is considered provisional.  The Company has continued to analyze additional information and guidance related to the Tax Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available.  The Company continues to analyze the impact of the Tax Act, which could result in additional adjustments in future periods.
NOTE 10: PENSION AND OTHER POSTRETIREMENT BENEFITS
Multiemployer Pension Plans
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Defined Benefit Plans
The Company is the sponsor of two single-employer defined benefit plans, The San Diego Union-Tribune, LLC Retirement Plan (the “San Diego Pension Plan”) and the Daily News Retirement Plan (the “NYDN Pension Plan”). The San Diego Pension Plan provides benefits to certain current and former employees of The San Diego Union-Tribune. Future benefits under the San Diego Pension Plan have been frozen since January 1, 2009. The NYDN Pension Plan provides benefits to certain current and former employees of the New York Daily News. As of March 31, 2018, future benefits under the NYDN Pension Plan were frozen and no new participants are permitted after that time. The Company contributed $5.7 million to the San Diego Pension Plan in the first three months of 2018. No contributions were required during the first three months of 2018 for the NYDN Pension Plan. The Company expects to contribute $4.0 million to the NYDN Pension Plan during the remainder of 2018. Should the Nant Transaction not close, the Company will be required to contribute an additional $9.5 million to the San Diego Pension Plan during the remainder of 2018. The components of net periodic benefit credit for the Company’s defined benefit plans were as follows (in thousands):

	Three Months Ended		Affected Line Items in the Consolidated Statements of Income (Loss)
	April 1, 2018	March 26, 2017
Service cost	$80	$—	Compensation
Interest cost	2,611	2,200	Other income, net
Expected return on assets	(3,843)	(2,350)	Other income, net
Amortization of actuarial loss	$150	$—	Other income, net
Net periodic benefit	$(1,002)	$(150)
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

	Three Months Ended		Affected Line Items in the Consolidated Statements of Income (Loss)
	April 1, 2018	March 26, 2017
Service cost	$3	$3	Compensation
Interest cost	9	55	Other income, net
Amortization of prior service credits	(2,633)	(292)	Other income, net
Amortization of gain	(658)	(46)	Other income, net
Net periodic benefit	$(3,279)	$(280)
NOTE 11: NONCONTROLLING INTEREST
Noncontrolling interest represents the 40% membership interest in BestReviews not owned by the Company and is presented between liabilities and stockholders’ equity within the Company’s consolidated balance sheet because the Put Option described in Note 5 could, upon exercise, require the Company, under certain circumstances, to pay cash to purchase the noncontrolling interest. Each quarter, the carrying value of noncontrolling interest is adjusted to the amount the Company would be required to pay the noncontrolling interest holders as if the Put Option had been exercised as of the balance sheet date, with an offsetting adjustment to stockholders’ equity. Adjustments to increase (decrease) the carrying value of noncontrolling interest also reduce (increase) the amount of net income or loss attribute to tronc common stockholders for purposes of determining both basic and diluted earnings per share. No adjustment to the carrying value of noncontrolling interest was required for the three months ended April 1, 2018.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of the activity with respect to non-controlling interest for the three months ended April 1, 2018 is as follows (in thousands):

Balance at December 31, 2017	$—
Acquisition of BestReviews	41,800
Income attributable to noncontrolling interest	262
Balance at April 1, 2018	$42,062
NOTE 12: EARNINGS PER SHARE
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
For the three months ended April 1, 2018 and March 26, 2017, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2018	March 26, 2017
Income (Loss) - Numerator:
Net income (loss) available to tronc stockholders	$(14,773)	$(2,989)

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	34,801	36,306
Dilutive effect of employee stock options and RSUs	—	—
Adjusted weighted average shares outstanding (diluted)	34,801	36,306

Net income (loss) per common share:
Basic	$(0.42)	$(0.08)
Diluted	$(0.42)	$(0.08)
Potential dilutive common shares were anti-dilutive as a result of the Company’s net loss for the three months ended April 1, 2018 and March 26, 2017. As a result, basic weighted average shares were used in the calculations of basic net earnings per share and diluted earnings per share for that period.
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 610,387 and 826,997 for the three months ended April 1, 2018 and March 26, 2017, respectively. The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 1,913,604 and 1,418,126 for the three months ended April 1, 2018 and March 26, 2017, respectively.
NOTE 13: STOCKHOLDERS’ EQUITY
Stock Repurchases
On March 23, 2017, the Company entered into a purchase agreement with investment funds associated with Oaktree Capital Management, L.P. (“Oaktree”), pursuant to which the Company acquired 3,745,947 shares of the Company’s common stock for $15.00 per share or a total purchase price of $56.2 million. In the event that the Company undergoes a change of control on or before March 23, 2018, or enters into a definitive agreement concerning a change of control on or before March 23, 2018, whereby the transaction is ultimately consummated and the consideration per share payable to stockholders is greater than $15.00 per share, the Company will pay Oaktree additional consideration per share equal to the

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

difference between the consideration per share payable to the Company’s stockholders in such change of control transaction and $15.00. The purchase agreement contains a “standstill” covenant prohibiting Oaktree from acquiring, directly or indirectly, any of the Company’s common stock, soliciting proxies to vote shares of the Company’s common stock or taking certain actions with respect to any business combination, asset acquisition or disposition or similar transaction involving the Company through March 22, 2019 (the “Standstill Period”). The parties also agreed to a mutual non-disparagement covenant applicable during the Standstill Period and to a mutual release of claims. On March 22, 2017, the Company’s stock price closed at $13.39. The $6.0 million difference between the aggregate purchase price and the fair value of the acquired stock at the transaction date was expensed as a premium on stock buyback in the Consolidated Statements of Income (Loss). The agreement to pay additional consideration expired on March 23, 2018.
Significant Shareholders
Merrick Media, LLC
On March 23, 2017, the Company entered into Amendment No. 1 (the “Amendment”) to the Securities Purchase Agreement dated February 3, 2016 among the Company, Merrick Media, LLC (“Merrick Media”) and Michael W. Ferro, Jr., the Company’s non-executive Chairman of the Board at the time the agreement was signed. The Amendment increases from 25% to 30% the maximum percentage of the Company’s outstanding shares of common stock that Merrick Media and its affiliates may acquire.
Mr. Ferro is the manager of Merrick Venture Management, LLC, which is the sole manager of Merrick Media. Because Merrick Venture Management, LLC serves as the sole manager of Merrick Media, Mr. Ferro may be deemed to indirectly control all of the shares of the Company’s common stock owned by Merrick Media. Mr. Ferro, together with his affiliated entities, beneficially owned 9,095,270 shares of tronc common stock, which represented 25.8% of tronc common stock as of April 1, 2018. On April 13, 2018, Mr. Ferro, Merrick Media, LLC and Merrick Ventures Management, LLC entered into an agreement to sell all of their shares in the Company. As of May 10, 2018, the sale is still pending.
Nant Capital, LLC
Dr. Patrick Soon-Shiong, a former director of the Company, together with Nant Capital, LLC (“Nant Capital”), beneficially own 8,743,619 shares of tronc common stock, which represented 24.8% of the outstanding shares of tronc common stock as of April 1, 2018. California Capital Equity, LLC (“CalCap”) directly owns all of the equity interests of Nant Capital, and CalCap may be deemed to have beneficial ownership of the shares held by Nant Capital. Dr. Soon-Shiong directly owns all of the equity interests of CalCap and may be deemed to beneficially own, and share voting power and investment power with Nant Capital over all shares of tronc common stock beneficially owned by Nant Capital. Under the purchase agreement dated May 22, 2016, among the Company, Nant Capital and Dr. Patrick Soon-Shiong, Nant Capital and Dr. Soon-Shiong and their respective affiliates are prohibited, without the prior written approval of the Board of Directors, from acquiring additional equity of the Company if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then-outstanding shares of common stock. The purchase agreement under which Nant Capital purchased shares of the Company’s common stock also includes covenants prohibiting the transfer of shares of the Company’s common stock if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then-outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the Company’s then-existing primary geographical markets.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 14: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable (in thousands):

	Foreign Currency	OPEB	Pension	Total
Balance at December 31, 2017	$(31)	$9,932	$(23,428)	$(13,527)
Amounts reclassified from AOCI	—	(2,376)	$108	(2,268)
Balance at April 1, 2018	(31)	7,556	(23,320)	(15,795)
The following table presents the amounts and line items in the Consolidated Statements of Loss where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the three months ended April 1, 2018 and March 26, 2017 (in thousands):

	Three Months Ended
Accumulated Other Comprehensive Income (Loss) Components	April 1, 2018	March 26, 2017	Affected Line Items in the Consolidated Statements of Income (Loss)
Pension and postretirement benefit adjustments:
Prior service cost recognized	$(2,633)	$(292)	Other income, net
Amortization of actuarial losses	(508)	(46)	Other income, net
Total before taxes	(3,141)	(338)
Tax effect	(873)	(134)	Income tax expense (benefit)
Total reclassifications for the period	$(2,268)	$(204)
NOTE 15: CONTINGENCIES
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
Tribune Company Bankruptcy
On December 31, 2012, Tribune Media Company, formerly Tribune Company (“TCO”) and 110 of its direct and indirect wholly-owned subsidiaries that had filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. Certain of the legal entities included in the Consolidated Financial Statements of tronc were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors (“tronc Debtors”).
Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management L.P. on behalf of its managed entities that were holders of TCO’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”), (ii) Law Debenture Trust Company of New York (“Law Debenture”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for TCO’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the series of transactions (collectively, the “Leveraged ESOP Transactions”)

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

consummated by TCO, the TCO employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. Each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Law Debenture and Deutsche Bank, which remain pending before the U. S. District Court for the District of Delaware. There is no stay of the Confirmation Order in place pending resolution of the confirmation related appeals.
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
NOTE 16: SEGMENT INFORMATION
The Company’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Beginning in the second quarter of fiscal 2016, the operating segments consist of troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital only subscriptions, TCA, BestReviews and forsalebyowner.com. Assets are not presented to or used by management at a segment level for making operating and investment decisions and therefore are not reported.
The Company measures segment profit using income from operations, which is defined as income from operations before net interest expense, gain on investment transactions, reorganization items and income taxes.
As discussed in Note 2, the Company adopted ASU 2014-09, Topic 606, Revenue from Contracts with Customers effective January 1, 2018, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results of operations for periods after January 1, 2018 reflect the changes under ASU 2014-09. Results of operations for periods before January 1, 2018, continue to be reported under guidance in effect at that time.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Disaggregated operating revenues and income (loss) from operations by operating segment were as follows for the periods indicated (in thousands):

	Three Months Ended
	tronc M		troncX		Corporate and Eliminations		Consolidated
	(Print)		(Digital)
	April 1, 2018	March 26, 2017	April 1, 2018	March 26, 2017	April 1, 2018	March 26, 2017	April 1, 2018	March 26, 2017

Advertising	$125,501	$142,550	$30,859	$44,837	$—	$(95)	$156,360	$187,292
Circulation	134,224	119,622	—	—	—	—	134,224	119,622
Commercial print and delivery	34,004	33,166	—	—	—	—	34,004	33,166
Direct mail	9,848	11,335	—	—	—	—	9,848	11,335
Content syndication and other	4,840	4,839	17,144	10,602	(804)	(740)	21,180	14,701
Other	48,692	49,340	17,144	10,602	(804)	(740)	65,032	59,202
Operating revenues	308,417	311,512	48,003	55,439	(804)	(835)	355,616	366,116
Operating expenses	297,624	292,189	46,606	51,290	30,147	10,567	374,377	354,046
Income (loss) from operations	$10,793	$19,323	$1,397	$4,149	$(30,951)	$(11,402)	(18,761)	12,070
Interest expense							(6,594)	(6,477)
Premium on stock buyback							—	(6,031)
Gain (loss) on investments, net							(729)	(688)
Other income (expense), net							4,388	430
Income (loss) before income taxes							$(21,696)	$(696)

Depreciation and amortization	$5,540	$5,707	$4,614	$3,237	$4,495	$4,234	$14,649	$13,178
The operating revenues and operating results presented above are not necessarily indicative of the results that may be expected for the full fiscal year.
NOTE 17: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Three months ended
	April 1, 2018	March 26, 2017
Cash paid during the period for:
Interest	$5,883	$5,668
Income taxes, net of refunds	179	(32)
Non-cash items in investing activities:
Value of shares issued for acquisition	34,595	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Company’s Consolidated Financial Statements and related Notes filed as part of this Quarterly Report, and “Cautionary Statement Concerning Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Quarterly Report, as well as the factors described in our Annual Report on Form 10-K as filed with the SEC on March 16, 2018, particularly under Item 1A. “Risk Factors,” and in the Company’s other filings with the SEC.
We believe that the assumptions underlying the Consolidated Financial Statements included in this Quarterly Report are reasonable. However, the Consolidated Financial Statements may not necessarily reflect our results of operations, financial position and cash flows for future periods.
OVERVIEW
tronc, Inc., was formed as a Delaware corporation on November 21, 2013. tronc, Inc., together with its subsidiaries (collectively, “tronc” or the “Company”) is a media company rooted in award-winning journalism. Headquartered in Chicago, tronc operates newsrooms in ten markets with titles including Chicago Tribune, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Virginia’s Daily Press, Lehigh Valley, Pennsylvania’s The Morning Call, Hartford Courant, Los Angeles Times and The San Diego Union-Tribune. On September 3, 2017, the Company completed the purchase of the New York Daily News, New York City’s “Hometown Newspaper”. On February 6, 2018, the Company acquired a 60% interest in BestReviews LLC (“BestReviews”). See Note 5 for further information on the acquisition. tronc’s legacy of brands has earned a combined 105 Pulitzer Prizes and is committed to informing, inspiring and engaging local communities.
tronc’s brands create and distribute content across its media portfolio, offering integrated marketing, media, and business services to consumers and advertisers, including digital solutions and advertising opportunities.
The Company continually assesses its operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. These activities have in the past included, and could include in the future, outsourcing of various functions or operations, additional abandonment of leased space and other activities which may result in changes to employee headcount. See Note 3 to the Consolidated Financial Statements for more information on changes in operations in the first quarter of 2018. The Company expects to continue to take actions deemed appropriate to enhance profitability but does not currently know whether or when any such actions will occur or the potential costs and expected savings. Depending on the actions taken and the timing of any such actions, the anticipated cost savings could be recognized in fiscal periods that do not correspond to the fiscal period(s) in which the charges are recognized. As a result, the Company’s net income trends could be impacted and more difficult to predict.
In the first quarter the U.S. imposed preliminary tariffs on certain Canadian newsprint suppliers. While the tariffs are not final, newsprint suppliers have raised their prices in response. The Company expects some level of the price increase to generally remain in place for some period of time even if the preliminary tariffs are repealed.
Significant transactions and recent events
On February 6, 2018, the Company acquired a 60% membership interest in BestReviews LLC (“BestReviews”), a company engaged in the business of testing, researching and reviewing consumer products, pursuant to an Acquisition Agreement, entered into on the same date (the “Acquisition Agreement”), among the Company, BestReviews Inc., a Delaware corporation (“Parent”), BestReviews and the stockholders of Parent named therein. The total purchase price of $68.3 million consisted of $33.7 million in cash, subject to a post-closing working capital adjustment, and $34.6 million in common stock of the Company. The Company issued 1,913,438 shares of common stock in connection with the closing (the “Stock Consideration”).
On February 7, 2018, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) by and between the Company and Nant Capital, LLC (“Nant Capital”) pursuant to which the Company will sell the Los Angeles Times, The San Diego Union-Tribune and various other titles of the Company’s California properties to Nant Capital for an aggregate purchase price of $500 million in cash plus the assumption of unfunded pension liabilities related to the San Diego

Pension Plan (the “Nant Transaction”). Nant Capital has received an equity commitment from Dr. Patrick Soon-Shiong for the full amount of the cash purchase price. The Nant Transaction is expected to close in the second or third quarter of 2018.
On January 29, 2018, the Company and Cars.com Inc. agreed to convert the Company’s affiliate markets into Cars.com's direct retail channel. The agreement, which will see more than 2,000 car deal customers move from the Company to Cars.com, took effect February 1, 2018. The Company’s related sales and support teams have joined Cars.com in connection with the transition. The deal also includes a multi-year advertising and marketing agreement between the Company and Cars.com.
In the first quarter of 2018, the Company entered an agreement to sell the forsalebyowner.com business as it no longer fits within the Company’s digital strategy.  The transaction is expected to close in the second quarter of 2018.
Segments
The Company manages its business as two distinct segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital only subscriptions, Tribune Content Agency (“TCA”), BestReviews and forsalebyowner.com.
troncM
troncM’s media groups include the Chicago Tribune Media Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group, the Daily Press Media Group, the New York Daily News Group, the Los Angeles Times Media Group, and the San Diego Media Group.
In the three months ended April 1, 2018, 40.7% of troncM’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and from the delivery of preprinted advertising supplements. Approximately 43.4% of operating revenues for the three months ended April 1, 2018 were generated from the sale of newspapers and other publications to individual subscribers or to sales outlets that re-sell the newspapers. The remaining 15.9% of operating revenues for the three months ended April 1, 2018 were generated from the provision of commercial printing and delivery services to other newspapers, direct mail advertising and services, and other related activities.
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
Other revenues are derived from commercial printing and delivery services provided to other newspapers, direct mail advertising and services and other related activities. The Company contracts with a number of national and local newspapers to both print and distribute their respective publications in local markets where it is a newspaper publisher. In some instances where it prints publications, it also manages and procures newsprint, ink and plates on their behalf. These arrangements allow the Company to leverage its investment in infrastructure in those markets that support its own publications. As a result, these arrangements tend to contribute incremental profitability and revenues. The Company currently distributes national newspapers (including The New York Times, USA Today, and The Wall Street Journal) in its local markets under multiple agreements. Additionally, in New York, Chicago, South Florida, and Los Angeles the Company provides some or all of these services to other local publications.

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
As of April 1, 2018, the Company’s prominent print publications include:

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

troncX
troncX comprises the Company’s digital operations and includes the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital only subscriptions, TCA, BestReviews, and forsalebyowner.com.
TCA is a syndication and licensing business providing content solutions for publishers around the globe.  Working with a vast collection of the world’s news and information sources, TCA delivers a daily news service and syndicated premium content to over 1,700 media and digital information publishers in more than 70 countries. Tribune News Service delivers material from 70 leading publications, including Chicago Tribune, Bloomberg News, Miami Herald, The Dallas Morning News, Seattle Times, The Philadelphia Inquirer, and Los Angeles Times. Tribune Premium Content syndicates columnists such as Leonard Pitts, Cal Thomas, Clarence Page, Ask Amy, and Rick Steves. TCA manages the licensing of premium content from publications such as Rolling Stone, The Atlantic, Fast Company, Mayo Clinic, Variety and many more. TCA traces its roots to 1918.
On February 6, 2018, the Company acquired a 60% membership interest in BestReviews LLC (“BestReviews”), a company engaged in the business of testing, researching and reviewing consumer products. BestReviews generates referral fee revenue by directing online traffic from their published reviews to sites where the product can be purchased. BestReviews has affiliate agreements with the online sellers, of which the two largest are Amazon and Walmart. BestReviews receives a referral fee once the product is purchased.
forsalebyowner.com is a national consumer-to-consumer focused real estate website. The majority of the revenue generated by forsalebyowner.com is e-commerce, but approximately one-third is generated through a call center and strategic partnerships with service providers in the real estate industry.
In the three months ended April 1, 2018, 64.3% of troncX’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space on interactive websites and digital marketing services. The remaining 35.7% of operating revenues for the three months ended April 1, 2018 were generated from the sale of digital content and other related activities.
Digital advertising can be in the form of display, banner ads, coupon ads, video, search advertising and linear ads placed on tronc and affiliated websites. Advertising services include development of mobile websites, search engine marketing and optimization, social media account management and content marketing for its customers’ web presence for small to medium size businesses.
Products and Services
As of April 1, 2018, the Company’s prominent websites include:

Websites
www.tronc.com	www.sun-sentinel/elsentinel.com	www.themorningcall.com
www.chicagotribune.com	www.orlandosentinel.com	www.forsalebyowner.com
www.chicagomag.com	www.orlandosentinel/elsentinel.com	www.TheDailyMeal.com
www.vivelohoy.com	www.baltimoresun.com	www.TheActiveTimes.com
www.redeyechicago.com	www.capitalgazette.com	www.la.com
www.bestreviews.com	www.carrollcountytimes.com	www.latimes.com
www.NYDailyNews.com	www.courant.com	www.hoylosangeles.com
www.sun-sentinel.com	www.dailypress.com	www.sandiegouniontribune.com
The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of tronc’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter reflect spring advertising revenues, while the fourth quarter includes advertising revenues related to the holiday season.

Results of Operations
Consolidated
Operating results for the three and three months ended April 1, 2018 and March 26, 2017 are shown in the table below (in thousands).

	Three months ended
	April 1, 2018	March 26, 2017	% Change
Operating revenues	$355,616	$366,116	(2.9%)
Compensation	144,537	133,147	8.6%
Newsprint and ink	22,034	23,524	(6.3%)
Outside services	130,559	114,310	14.2%
Other operating expenses	62,598	69,887	(10.4%)
Depreciation and amortization	14,649	13,178	11.2%
Operating expenses	374,377	354,046	5.7%
Income from operations	(18,761)	12,070	*
Interest expense, net	(6,594)	(6,477)	1.8%
Premium on stock buyback	—	(6,031)	*
Loss on equity investments, net	(729)	(688)	6.0%
Other income, net	4,388	430	*
Income tax expense (benefit)	(7,185)	2,293	*
Net income (loss)	(14,511)	(2,989)	*
Income attributable to noncontrolling interest	262	—	*
Net income (loss) attributable to tronc	$(14,773)	$(2,989)	*
* Represents positive or negative change in excess of 100%
Three Months Ended April 1, 2018 compared to the Three Months Ended March 26, 2017
Operating Revenues—Operating revenues decreased 2.9%, or $10.5 million, in the three months ended April 1, 2018 compared to the same period for 2017. The decrease was due primarily to decreases in advertising and other revenue partially offset by an increase in circulation revenue and revenue from the acquisitions of BestReviews in 2018 and the New York Daily News in the third quarter 2017. The decrease in advertising revenue also reflects the conversion of the Cars.com agreement.
Compensation Expense—Compensation expense increased 8.6%, or $11.4 million, in the three months ended April 1, 2018 due primarily to compensation expenses from the acquisitions of Best Reviews in 2018 and the New York Daily News in the third quarter 2017. The increase from acquisitions was partially offset by a decrease in salary expense of $8.3 million as a result of the reduction in headcount due to the prior periods personnel restructuring.
Newsprint and Ink Expense—Newsprint and ink expense declined 6.3%, or $1.5 million, in the three months ended April 1, 2018 due mainly to a 24.7% decrease in consumption, partially offset by a 4.4% increase in the average cost per ton of newsprint and newsprint and ink expenses from the acquisition of the New York Daily News in the third quarter 2017.
Outside Services Expense—Outside services expense increased 14.2%, or $16.2 million, in the three months ended April 1, 2018 due primarily to expense related to the Consulting Agreement described in Note 4 to the Consolidated Financial Statements.

Other Operating Expenses—Other expenses decreased 10.4%, or $7.3 million, in the three months ended April 1, 2018 due primarily to a decrease in affiliate fees related to the conversion of the Cars.com agreement partially offset by other operating expenses from the acquisitions of Best Reviews in 2018 and the New York Daily News in the third quarter 2017.
Depreciation and Amortization Expense—Depreciation and amortization expense was consistent with the prior year.
Interest Expense, Net—Interest expense was consistent with the prior year.
Premium on Stock Buyback—On March 23, 2017, the Company purchased 3,745,947 shares of the Company’s stock for $56.2 million, or $15 per common share. The fair value of the stock as of the purchase date was $50.2 million, or $13.39 per common share. The $6.0 million difference between the purchase price and the transaction date fair value was recorded as a premium on the stock buyback, a non-operating expense. See Note 13 to the Consolidated Financial Statements for additional information.
Loss on Equity Investments, Net—Loss on equity investments, net was consistent with the prior year.
Other Income, Net - Increase is due to increased credits related to periodic pension costs.
Income Tax Expense (Benefit)—Income tax expense (benefit) decreased $9.5 million for the three months ended April 1, 2018 over the prior year period. The effective tax rate on pretax income was 33.1% in the three months ended April 1, 2018. This rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit and non-deductible expenses. For the three months ended April 1, 2018, the Company recorded an income tax benefit of $7.2 million.
For the three months ended March 26, 2017, the Company recorded income tax expense of $2.3 million. The effective tax rate on pretax income was (329.5)% in the three months ended March 26, 2017. This rate differs from the U.S. federal statutory rate of 35% primarily due to the fact that the $6.0 million premium on stock buyback is a nondeductible permanent difference for the calculation of income taxes. The rate also differs due to state income taxes, net of federal benefit and nondeductible expenses and the domestic production activities deduction.
Segments
The Company manages its business as two distinct segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital only subscriptions, TCA, BestReviews and forsalebyowner.com.
The Company measures segment profit using income from operations, which is defined as net income before net interest expense, gain on investment transactions, reorganization items and income taxes.

The tables below show the segmentation of income and expenses for the three months ended April 1, 2018 as compared to the three months ended March 26, 2017 (in thousands). Each three-month period consists of 13 weeks.

	Three months ended
	troncM		troncX		Corporate and Eliminations		Consolidated
	Apr 1, 2018	Mar 26, 2017	Apr 1, 2018	Mar 26, 2017	Apr 1, 2018	Mar 26, 2017	Apr 1, 2018	Mar 26, 2017
Total revenues	$308,417	$311,512	$48,003	$55,439	$(804)	$(835)	$355,616	$366,116
Operating expenses	297,624	292,189	46,606	51,290	30,147	10,567	374,377	354,046
Income (loss) from operations	10,793	19,323	1,397	4,149	(30,951)	(11,402)	(18,761)	12,070
Depreciation and amortization	5,540	5,707	4,614	3,237	4,495	4,234	14,649	13,178
Adjustments (1)	6,174	3,414	1,981	1,197	20,346	3,819	28,501	8,430
Adjusted EBITDA	$22,507	$28,444	$7,992	$8,583	$(6,110)	$(3,349)	$24,389	$33,678
(1) See Non-GAAP Measures for additional information on adjustments.
troncM

	Three months ended
(in thousands)	April 1, 2018	March 26, 2017	% Change
Operating revenues:
Advertising	$125,501	$142,550	(12.0%)
Circulation	134,224	119,622	12.2%
Other	48,692	49,340	(1.3%)
Total revenues	308,417	311,512	(1.0%)
Operating expenses	297,624	292,189	1.9%
Income from operations	10,793	19,323	(44.1%)
Depreciation and amortization	5,540	5,707	(2.9%)
Adjustments (1)	6,174	3,414	80.8%
Adjusted EBITDA	$22,507	$28,444	(20.9%)
(1) See Non-GAAP Measures for additional information on adjustments.
Three Months Ended April 1, 2018 compared to the Three Months Ended March 26, 2017
Advertising Revenues—Total advertising revenues decreased 12.0%, or $17.0 million, in the three months ended April 1, 2018. Retail advertising decreased $19.6 million, year over year, primarily due to decreases in furniture and home furnishings, food and drug stores, car dealership and lots, department stores and specialty merchandise categories. National advertising decreased $3.1 million, year over year, primarily due to decreases in advertising agencies and wireless categories. Classified advertising revenues decreased $1.2 million, primarily due to decreases in recruitment and auto categories. These decreases were partially offset by advertising revenue from the New York Daily News acquired in the third quarter of 2017.
Circulation Revenues—Circulation revenues increased 12.2%, or 14.6 million, in the three months ended April 1, 2018, due primarily to an increase in rates and revenue from the New York Daily News acquired in the third quarter 2017.
Other Revenues—Other revenues decreased 1.3%, or $0.6 million, in the three months ended April 1, 2018, due primarily to declines in commercial print and delivery of $3.0 million and direct mail revenues of $1.5 million partially offset by revenue from the New York Daily News acquired in the third quarter of 2017.

Operating Expenses—Operating expenses increased 1.9%, or $5.4 million, in the three months ended April 1, 2018, due primarily to operating expenses from the New York Daily News acquired in the third quarter of 2017 partially offset by decreases in almost all expense categories.
troncX

	Three months ended
(in thousands)	April 1, 2018	March 26, 2017	% Change
Operating revenues:
Advertising	$30,859	$44,837	(31.2%)
Content	17,144	10,602	61.7%
Total revenues	48,003	55,439	(13.4%)
Operating expenses	46,606	51,290	(9.1%)
Income from operations	1,397	4,149	(66.3%)
Depreciation and amortization	4,614	3,237	42.5%
Adjustments (1)	1,981	1,197	65.5%
Adjusted EBITDA	$7,992	$8,583	(6.9%)
(1) See Non-GAAP Measures for additional information on adjustments.
Three Months Ended April 1, 2018 compared to the Three Months Ended March 26, 2017
Advertising Revenues—Total advertising revenues decreased 31.2%, or $14.0 million, in the three months ended April 1, 2018. Classified advertising revenue decreased $17.3 million, primarily due to a decrease in the automotive category as a result of the conversion of the Cars.com agreement. This decrease was partially offset by an increase in retail advertising revenue of $1.2 million, primarily due to increases in display and programmatic revenue. National advertising revenue was consistent with prior year. The decreases were offset by revenue from the acquisitions of BestReviews in 2018 and the New York Daily News in the third quarter 2017.
Content Revenues—Content revenues increased 61.7%, or $6.5 million, in the three months ended April 1, 2018, with increases in digital subscription revenue and revenue from the acquisition of BestReviews in 2018 and the New York Daily News in the third quarter 2017.
Operating Expenses—Operating expenses decreased 9.1%, or $4.7 million, in the three months ended April 1, 2018, due primarily to decreases across all expense categories partially offset by operating expenses from the New York Daily News acquired in the third quarter of 2017 and BestReviews acquired in 2018.

Non-GAAP Measures
Adjusted EBITDA—The Company defines Adjusted EBITDA as net income before equity in earnings of unconsolidated affiliates, income taxes, loss on early debt extinguishment, interest expense, other (expense) income, realized gain (loss) on investments, reorganization items, depreciation and amortization, net income attributable to noncontrolling interest, and other items that the Company does not consider in the evaluation of ongoing operating performance. These items include stock-based compensation expense, restructuring charges, transaction expenses, certain other charges and gains that the Company does not believe reflects the underlying business performance (including spin-related costs).

	Three Months Ended
(in thousands)	April 1, 2018	March 26, 2017	% Change
Net loss	$(14,511)	$(2,989)	*

Income tax expense (benefit)	(7,185)	2,293	*
Interest expense, net	6,594	6,477	1.8%
Premium on stock buyback	—	6,031	*
Loss on equity investments, net	729	688	6.0%
Other income, net (1)	(4,388)	(430)	*
Income from operations	(18,761)	12,070	*
Depreciation and amortization	14,649	13,178	11.2%
Restructuring and transaction costs(2)	26,054	6,322	*
Stock-based compensation	2,447	1,859	31.6%
Employee voluntary separation program	—	249	*
Adjusted EBITDA	$24,389	$33,678	(27.6%)
* Represents positive or negative change in excess of 100%

(1) -
Effective January 1, 2018, the Company adopted ASU 2017-07, which requires certain components of net benefit costs to be presented outside of income from operations. The standard required retrospective application. Accordingly amounts presented in the prior period have been adjusted to conform with the standard.

(2) -
Restructuring and transaction costs include costs related to tronc's internal restructuring, such as severance, charges associated with vacated space, costs related to completed and potential acquisitions and a one-time charge related to the Consulting Agreement.

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
Sources and Uses
The Company expects to fund capital expenditures, interest and principal and pension payments due in 2018 and other operating requirements through a combination of cash flows from operations and investments. The Company also has available borrowing capacity under the Company’s revolving credit facility. The Company’s financial and operating performance remains subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond the control of the Company and, despite the Company’s current liquidity position, no assurances can be made that cash flows from operations and investments, future borrowings under the revolving credit facility, and any refinancings thereof, or dispositions of assets or operations will be sufficient to satisfy the Company’s future liquidity needs.
The table below details the total operating, investing and financing activity cash flows for the three months ended April 1, 2018 and March 26, 2017 (in thousands):

	Three months ended
	April 1, 2018	March 26, 2017
Net cash provided by operating activities	$21,587	$30,548
Net cash used for investing activities	(42,261)	(5,385)
Net cash used for financing activities	(6,248)	(62,622)
Net decrease in cash	$(26,922)	$(37,459)
Cash flow generated from operating activities is tronc’s primary source of liquidity. Net cash provided by operating activities was $21.6 million for the three months ended April 1, 2018, down $9.0 million from $30.5 million for the three months ended March 26, 2017. The decrease was primarily driven by lower operating results, and higher pension contributions in 2018, partially offset by favorable fluctuations in working capital.
Net cash used for investing activities totaled $42.3 million in the three months ended April 1, 2018 primarily due to $33.9 million used for acquisition and $7.2 million used for capital expenditures. In the three months ended March 26, 2017, net cash used for investing activities totaled $5.4 million primarily due to $4.7 million for capital expenditures.
Net cash used for financing activities totaled $6.2 million in the three months ended April 1, 2018 primarily due to $5.3 million used for loan payments on senior debt. In the three months ended March 26, 2017, net cash used for financing activities totaled $62.6 million which included $56.2 million used to repurchase shares of the Company’s common stock and $5.3 million in loan payments on senior debt.

BestReviews Acquisition
On February 6, 2018, the Company acquired a 60% membership interest in BestReviews BestReviews. The total purchase price of $68.3 million consisted of $33.7 million in cash, subject to a post-closing working capital adjustment, and $34.6 million in common stock of the Company. The Company issued 1,913,438 shares of common stock in connection with the closing. See Note 5 to the Consolidated Financial Statements for additional information about the acquisition.
Employee Reductions
The Company implemented reductions of 206 and 73 positions in the three months ended April 1, 2018 and March 26, 2017, respectively, and recorded pretax charges related to these reductions and executive separations of $6.1 million and $1.9 million, respectively.
Senior Term Facility
As of April 1, 2018, total principal outstanding under the secured loans (the “Term Loans”) provided for by the credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto dated August 4, 2014 (the “Senior Term Facility”) was $348.0 million. The Term Loans bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. The Term Loans amortize in equal quarterly installments equal to 1.25% of principal amounts borrowed against the Senior Term Facility with the balance payable on the maturity date, August 4, 2021. tronc, Inc, is the borrower under the Senior Term Facility and each of the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”), guarantee the payment obligations under the Senior Term Facility. The Senior Term Facility contains a number of covenants that, among other things, limit the ability of tronc and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. The weighted average interest rate for the variable rate debt is 6.14%. As of April 1, 2018, the unamortized balance of the original issue discount was $2.3 million and the unamortized balance of the debt issuance costs associated with the term loans was $5.5 million. As of April 1, 2018, the Company was in compliance with the covenants of the Senior Term Facility.
Senior ABL Facility
The credit agreement between the Company, Bank of America, N.A., as administrative agent, collateral agent swing line lender and letter of credit issuer and the lenders party thereto dated August 4, 2014 (the “Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million. Up to $75.0 million of availability under the Senior ABL Facility is available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility is available for swing line loans. The Senior ABL Facility also permits tronc to increase the commitments under the Senior ABL Facility by up to $75.0 million. The Senior ABL Facility bears interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin and will mature on August 4, 2019. tronc, Inc. and the Subsidiary Guarantors are the borrowers under the Senior ABL Facility. tronc, Inc. and the Subsidiary Guarantors guarantee the payment obligations under the Senior ABL Facility. The Senior ABL Facility contains a number of covenants that, among other things, limit the ability of tronc and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. Customary fees are payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. As of April 1, 2018, there were no borrowings under the Senior ABL Facility and $54.0 million of the Senior ABL Facility availability supported outstanding undrawn letters of credit in the same amount.
New Accounting Standards
See Note 1 in the Consolidated Financial Statements for a description of new accounting standards issued and/or adopted in the nine months ended April 1, 2018.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of April 1, 2018, there had been no material changes in the Company’s exposure to market risk from the disclosure included in the annual report on Form 10-K as filed with the SEC on March 16, 2018.

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
Except as discussed below, there has been no change in our internal control over financial reporting that occurred during the quarter ended April 1, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As discussed above, the Company acquired a 60% membership interest in BestReviews on February 6, 2018. The Company is currently in process of integrating BestReviews into its existing internal control over financial reporting processes. In executing this integration, the Company is analyzing, evaluating, and where necessary, may make changes in controls and procedures related to the BestReviews operations. The Company expects that this process will be completed in fiscal year 2018 and the Company expects to include BestReviews in its final assessment of internal control over financial reporting as of December 30, 2018.
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
Tribune Company Bankruptcy
On December 31, 2012, Tribune Media Company, formerly Tribune Company (“TCO”), and 110 of its direct and indirect wholly-owned subsidiaries that had filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. Certain of the legal entities included in the Consolidated Financial Statements of tronc were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors (“tronc Debtors”).
Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management L.P. on behalf of its managed entities that were holders of TCO’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”), (ii) Law Debenture Trust Company of New York (“Law Debentures”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for TCO’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the series of transactions (collectively, the “Leveraged ESOP Transactions”) consummated by TCO, the TCO employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. Each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Delaware Trust and Deutsche Bank, which remain pending before the U. S. District Court for the District of Delaware. There is no stay of the Confirmation Order in place pending resolution of the confirmation related appeals.
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
Item 1A. Risk Factors
In addition to the other information in this report, you should carefully consider the discussion under “Risk Factors” in Item 1A as filed in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2018. There have been no material changes to our risk factors as disclosed in such filings.
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

2.2*
Acquisition Agreement, dated February 6, 2018, by and among Best Reviews Inc., Best Reviews LLC, Tribune Publishing Company, LLC, and Tronc, Inc., and Denis Grosz (as the Sellers’ Representative), and the Stockholders defined in the Purchase Agreement (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on February 7, 2018).

2.3*	Membership Interest Purchase Agreement, dated February 7, 2018, by and among Nant Capital, LLC, and Tronc, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on February 7, 2018).

3.1*	Amended and Restated Certificate of Incorporation of tronc, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 8-A filed on June 17, 2016)

3.2*	Amended and Restated By-laws of tronc, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 8-A filed on June 17, 2016).

10.1*~
Executive Employment Agreement by and between Justin C. Dearborn and Tribune Publishing Company, LLC, effective February 22, 2018 (incorporated by reference to exhibit 10.23 to the Annual Report on Form 10-K filed on March 16, 2018).

10.2*~
Executive Employment Agreement by and between Terry Jimenez and Tribune Publishing Company, LLC, effective April 4, 2018 (incorporated by reference exhibit10.25 to the Annual Report on Form 10-K filed on March 16, 2018).

10.3*	Amended and Restated Limited Liability Company Agreement of Best Reviews LLC, dated February 6, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 7, 2018).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRONC, INC.

May 10, 2018	By:	/s/ Terry Jimenez
Terry Jimenez
(Chief Financial Officer and Principal Accounting Officer)