Form 10-Q
period 2018-07-01
tronc, Inc.
filed 2018-08-10
CIK 1593195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 1, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
TRONC, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

160 N. Stetson Avenue
Chicago Illinois	60601
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (312) 222-9100

Former name, former address and former fiscal year, if changed since last report.
435 North Michigan Avenue
Chicago, Illinois 60611

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2018
Common Stock, $0.01 par value	35,460,739

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The statements contained in this Quarterly Report on Form 10-Q, as well as the information contained in the notes to our Consolidated Financial Statements, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based largely on our current expectations and reflect various estimates and assumptions by us. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in such forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond our control, include, without limitation, changes in advertising demand, circulation levels and audience shares; competition and other economic conditions; economic and market conditions that could impact the level of our required contributions to the defined benefit pension plans to which we contribute; decisions by trustees under rehabilitation plans (if applicable) or other contributing employers with respect to multiemployer plans to which we contribute which could impact the level of our contributions; our ability to develop and grow our online businesses; changes in newsprint price; our ability to maintain effective internal control over financial reporting; concentration of stock ownership among our principal stockholders whose interests may differ from those of other stockholders; and other events beyond our control that may result in unexpected adverse operating results. For more information about these and other risks, see “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018, and in our other filings with the SEC.
The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend,” “may,” “will,” “plan,” “seek” and similar expressions generally identify forward-looking statements. However, such words are not the exclusive means for identifying forward-looking statements, and their absence does not mean that the statement is not forward-looking. Whether or not any such forward-looking statements, in fact occur will depend on future events, some of which are beyond our control. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.
Item 1.    Financial Statements
TRONC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017

Operating revenues	$253,037	$243,435	$491,576	$483,410
Operating expenses:
Compensation	106,455	92,609	217,293	189,003
Newsprint and ink	16,770	14,091	31,368	28,425
Outside services	81,818	80,526	180,803	161,021
Other operating expenses	36,297	38,760	69,159	76,526
Depreciation and amortization	12,942	12,987	25,959	23,682
Total operating expenses	254,282	238,973	524,582	478,657
Income (loss) from operations	(1,245)	4,462	(33,006)	4,753
Interest expense, net	(5,412)	(6,365)	(11,976)	(12,800)
Loss on early extinguishment of debt	(7,666)	—	(7,666)	—
Premium on stock buyback	—	—	—	(6,031)
Loss on equity investments, net	(665)	(723)	(1,394)	(1,621)
Other income, net	3,640	284	7,303	567
Loss from continuing operations before income taxes	(11,348)	(2,342)	(46,739)	(15,132)
Income tax expense (benefit)	3,753	(402)	(2,926)	(2,280)
Loss from continuing operations	(15,101)	(1,940)	(43,813)	(12,852)
Plus: Earnings from discontinued operations, net of taxes	280,545	8,781	294,745	16,704
Net income	265,444	6,841	250,932	3,852
Less: Income attributable to noncontrolling interest	448	—	710	—
Net income attributable to tronc common stockholders	$264,996	$6,841	$250,222	$3,852

Loss from continuing operations per common share:
Basic	$(0.44)	$(0.06)	$(1.27)	$(0.37)
Diluted	$(0.44)	$(0.06)	$(1.27)	$(0.37)
Net income attributable to tronc per common share:
Basic	$7.51	$0.21	$7.14	$0.11
Diluted	$7.51	$0.21	$7.14	$0.11
Weighted average shares outstanding:
Basic	35,288	32,825	35,045	34,566
Diluted	35,288	32,825	35,045	34,566

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Net income	$265,444	$6,841	$250,932	$3,852
Other comprehensive income, net of taxes:
Amortization of items to periodic pension cost during the period, net of taxes of ($915), ($133), ($1,830) and ($267), respectively	(2,376)	(206)	(4,752)	(410)
Foreign currency translation	(5)	1	(5)	1
Other comprehensive loss, net of taxes	(2,381)	(205)	(4,757)	(409)
Accumulated other comprehensive income recognized in discontinued operations, net of taxes of $9,702	25,397	—	25,397	—
Comprehensive income	288,460	6,636	271,572	3,443
Comprehensive income attributable to noncontrolling interest	448	—	710	—
Comprehensive income attributable to tronc common stockholders	$288,012	$6,636	$270,862	$3,443

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	July 1, 2018	December 31, 2017
Assets
Current assets
Cash	$214,544	$185,351
Accounts receivable, (net of allowances of $10,613 and $7,388)	133,103	129,480
Inventories	11,017	7,412
Prepaid expenses and other	22,859	22,685
Assets related to discontinued operations	—	61,777
Total current assets	381,523	406,705

Property, plant and equipment
Machinery, equipment and furniture	145,905	110,598
Buildings and leasehold improvements	55,473	36,987
	201,378	147,585
Accumulated depreciation	(68,314)	(61,481)
	133,064	86,104
Advance payments on property, plant and equipment	11,616	8,386
Property, plant and equipment, net	144,680	94,490

Other assets
Goodwill	138,201	48,700
Intangible assets, net	80,525	64,996
Software, net	33,238	39,577
Restricted cash	42,600	—
Deferred income taxes	—	1,124
Other long-term assets	29,502	31,163
Assets related to discontinued operations	—	178,378
Total other assets	324,066	363,938

Total assets	$850,269	$865,133

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
(In thousands, except per share data)
(Unaudited)

	July 1, 2018	December 31, 2017
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$85,625	$65,724
Employee compensation and benefits	48,989	49,109
Deferred revenue	62,675	50,314
Current portion of long-term debt	702	21,487
Other current liabilities	22,701	13,876
Liabilities associated with discontinued operations	107,624	60,394
Total current liabilities	328,316	260,904

Non-current liabilities
Pension and postretirement benefits payable	21,069	23,438
Deferred income taxes payable	5,970	—
Deferred revenue	3,207	4,818
Long-term debt	6,797	331,065
Workers’ compensation, general liability and auto insurance payable	31,604	37,869
Other obligations	32,810	21,522
Liabilities associated with discontinued operations	—	116,355
Total non-current liabilities	101,457	535,067

Noncontrolling interest	41,610	—

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 30,000 shares; no shares issued or outstanding at July 1, 2018 and December 31, 2017	—	—
Common stock, $.01 par value. Authorized 300,000 shares, 37,243 shares issued and 35,289 shares outstanding at July 1, 2018; 37,551 shares issued and 33,684 shares outstanding at December 31, 2017	372	376
Additional paid-in capital	163,729	150,229
Retained earnings (accumulated deficit)	233,832	(16,390)
Accumulated other comprehensive income (loss)	7,113	(13,527)
Treasury stock, at cost - 1,954 shares at July 1, 2018 and 3,867 shares at December 31, 2017	(26,160)	(51,526)
Total stockholders’ equity	378,886	69,162

Total liabilities and stockholders’ equity	$850,269	$865,133

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained earnings	AOCI	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2017	37,551	$376	$150,229	$(16,390)	$(13,527)	$(51,526)	$69,162
Comprehensive income (loss) recognized in continuing operations, attributable to controlling interests	—	—	—	250,222	(4,757)	—	245,465
AOCI recognized in discontinued operations	—	—	—	—	25,397	—	25,397
Issuance of stock from treasury for acquisition	—	—	9,229	—	—	25,366	34,595
Issuance of stock from restricted stock and restricted stock unit conversions	134	1	(1)	—	—	—	—
Exercise of stock options	7	—	134	—	—	—	134
Stock-based compensation	—	—	5,195	—	—	—	5,195
Withholding for taxes on restricted stock unit conversions	—	—	(1,062)	—	—	—	(1,062)
Forfeited restricted stock	(450)	(5)	5	—	—	—	—
Balance at July 1, 2018	37,242	$372	$163,729	$233,832	$7,113	$(26,160)	$378,886

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2018	June 25, 2017
Operating Activities From Continuing Operations
Net income (loss)	$(43,813)	$(12,852)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,959	23,682
Stock compensation expense	5,195	4,069
Loss on equity investments, net	1,394	1,261
Loss on early extinguishment of debt	7,666	—
Deferred income taxes	7,094	3,228
Non-current deferred revenue	(3,722)	(711)
Premium on stock buyback	—	6,031
Pension contribution	(534)	—
Postretirement medical, life and other benefits	(2,369)	(934)
Changes in working capital items, excluding acquisitions:
Accounts receivable, net	15,801	22,715
Prepaid expenses, inventories and other current assets	16,934	(1,190)
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	9,898	(41,258)
Other, net	1,676	2,675
Net cash provided by operating activities	41,179	6,716

Investing Activities From Continuing Operations
Capital expenditures	(30,435)	(9,240)
Acquisition of business, net of cash acquired	(67,952)	—
Other, net	(2,371)	(1,481)
Net cash used for investing activities	(100,758)	(10,721)

Financing Activities From Continuing Operations
Repayment of long-term debt	(353,253)	(10,545)
Purchase of treasury stock	—	(56,189)
Withholding for taxes on RSU vesting	(1,062)	(896)
Dividends paid to common stockholders	—	(145)
Proceeds from exercise of stock options	134	95
Other	36	—
Net cash used for financing activities	(354,145)	(67,680)

Decrease in cash attributable to continuing operations	$(413,724)	$(71,685)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)

	Six Months Ended
	July 1, 2018	June 25, 2017

Cash Flows From Discontinued Operations
Cash flows provided by operating activities of discontinued operations, net	$2,387	$48,183
Cash flows provided by (used for) investing activities of discontinued operations, net	483,320	(388)
Cash flows used for financing activities of discontinued operations, net	(190)	(259)
Increase in cash attributable to discontinued operations	485,517	47,536

Net increase (decrease) in cash	71,793	(24,149)
Cash, cash equivalents and restricted cash beginning of period	185,351	198,349
Cash, cash equivalents and restricted cash, end of period	$257,144	$174,200

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business—tronc, Inc., formerly Tribune Publishing Company, was formed as a Delaware corporation on November 21, 2013. tronc, Inc. together with its subsidiaries (collectively, the “Company” or “tronc”) is a media company rooted in award-winning journalism. Headquartered in Chicago, tronc operates local media businesses in eight markets with titles including the Chicago Tribune, New York Daily News, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Virginia’s Daily Press and The Virginian-Pilot, The Morning Call of Lehigh Valley, Pennsylvania and the Hartford Courant. tronc also operates Tribune Content Agency and the Daily Meal and on February 6, 2018, the Company became a majority owner in BestReviews LLC (“BestReviews”). On May 18, 2018, the Company acquired Virginian-Pilot Media Companies LLC, owner of the The Virginian-Pilot a daily newspaper based in Norfolk, Virginia and associated businesses (“Virginian-Pilot”). See Note 5 for further information on acquisitions.
On May 23, 2018, the Company completed the sale of substantially all of the assets of forsalebyowner.com and on June 18, 2018, the Company completed the sale of the Los Angeles Times, The San Diego Union-Tribune and various other titles of the Company’s California properties (“California Properties”). See Note 6 for more information on the dispositions and related discontinued operations.
tronc’s continuing legacy of brands, including the New York Daily News and The Virginian-Pilot, have earned a combined 60 Pulitzer Prizes and are committed to informing, inspiring and engaging local communities. tronc’s brands create and distribute content across its media portfolio, offering integrated marketing, media, and business services to consumers and advertisers, including digital solutions and advertising opportunities.
Fiscal Periods—The Company’s fiscal year ends on the last Sunday in December. Fiscal year 2018 ends on December 30, 2018 and fiscal year 2017 ended on December 31, 2017. Fiscal year 2018 is a 52-week year with 13 weeks in each quarter. Fiscal year 2017 was a 53-week year with 13 weeks in the first through third quarters and 14 weeks in the fourth quarter.
Basis of Presentation—The accompanying unaudited Consolidated Financial Statements and notes of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of tronc as of July 1, 2018 and December 31, 2017 and the results of operations for the three and six months ended July 1, 2018 and June 25, 2017, respectively, and the cash flows for the six months ended July 1, 2018 and June 25, 2017, respectively. This includes all normal and recurring adjustments and elimination of intercompany transactions. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The year-end Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
Effective as of the sale dates, the operations of the California Properties and forsalebyowner.com qualify as discontinued operations. Accordingly, operations for all periods presented have been reflected as discontinued operations in the accompanying Consolidated Statements of Income and Consolidated Statements of Cash Flows. Additionally, assets and liabilities related to the divested properties are classified as such in all prior periods in the Consolidated Condensed Balance Sheets. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to continuing operations and exclude all discontinued operations including the California Properties and forsalebyowner.com.
The Company assesses its operating segments in accordance with ASC Topic 280, “Segment Reporting.” The Company is managed by its chief operating decision maker, as defined by ASC Topic 280, in two reportable segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital-only subscriptions, BestReviews and Tribune Content Agency (“TCA”). See Note 17 for additional segment information.

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
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Topic 715, Compensation - Retirement Benefits; Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires the disaggregation of the service cost component from other components of net periodic benefit cost, clarifies how to present the service cost component and other components of net benefit costs in the financial statements and allows only the service cost component of net benefit costs to be eligible for capitalization. The Company adopted the standard on January 1, 2018 and has applied the standard on a retrospective basis. Accordingly, prior period amounts have been adjusted. Adoption of the standard had no effect on the Company’s overall results of operations. The disclosures required by the standard can be found in Note 11.
In January 2017, the FASB issued ASU 2017-04, Topic 350, Intangibles-Goodwill and Other; Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test thereby standardizing the impairment assessment to measure a reporting unit’s carrying value against its fair value and eliminate the calculation of an implied fair value of goodwill. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating how the adoption of this standard will impact the Company’s consolidated financial statements.
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
In November 2016, the FASB issued ASU 2016-18, Topic 230, Statement of Cash Flows, which clarifies how companies present and classify restricted cash in the statement of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. The guidance is required to be applied on a retrospective basis. The Company adopted the standard effective January 1, 2018. The adoption had no retrospective effect on the Company’s consolidated financial statements as the Company had no restricted cash during 2017 or the first quarter of 2018. However, beginning the in the second quarter of 2018, the Company has restricted cash and the restricted cash balances are included in the beginning and ending cash balances in the statements of cash flows and Note 18 provides a reconciliation between cash balances presented on the balance sheets with the amounts presented in the statements of cash flows.
In August 2016, the FASB issued ASU 2016-15, Topic 230, Statement of Cash Flows, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. The guidance is required to be applied on a retrospective basis. The Company adopted the standard effective January 1, 2018. The adoption had no effect on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Topic 842, Leases, which requires lessees to recognize lease assets and lease liabilities for operating leases. The Company expects to adopt this standard in the first quarter of 2019 using the transition option whereby companies may initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has initiated efforts to assess the impact of this new standard on the Company’s future reported results and operating and accounting processes and systems. The Company expects to elect the practical expedients which allow the Company to forgo reassessing whether existing contracts are or contain leases, forgo reassessing the classification of existing leases and forgo reassessing initial direct costs of existing leases at the initial application date.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Topic 606, Revenue from Contracts with Customers and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. The new standard supersedes a majority of existing revenue recognition guidance under U.S. GAAP and requires a company to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results of operations for periods after January 1, 2018 reflect the changes under ASU 2014-09. Results of operations for periods before January 1, 2018, continue to be reported under guidance in effect at that time. The adoption did not have a material effect on the Company’s consolidated financial statements. See Note 2 for disclosures as a result of the adoption.
NOTE 2: REVENUE RECOGNITION
Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. Revenues are recognized as performance obligations that are satisfied at either a point in time, such as when an advertisement is published, or over time, such as content licensing.
Advertising revenue
Print advertising revenue is typically in the form of print display appearing in tronc newspapers and preprinted advertising inserted into tronc newspapers. Digital advertising consists of website display, banner ads, advertising widgets, coupon ads, video, search advertising and linear ads placed by tronc on websites. Customers submit ads to appear either in the print newspapers or on websites. Advertising revenue is recognized when the Company satisfies the performance obligation by transferring the promised goods or services to the customer in an amount that reflects the consideration the Company is entitled to receive. For print advertising, classified and preprint advertising, this transfer, which occurs at a point in time, occurs when the advertising appears in the newspaper.
Digital advertising is typically sold on a cost-per-impression basis. An advertiser pays an amount based on the number of times their ad is displayed on the Company’s websites. Revenue is recognized at a point in time when the ad is displayed on the websites.
Advertising revenue also includes digital marketing services which include development of mobile websites, search engine marketing and optimization, social media account management and content marketing for customers’ web presence for small to medium size businesses. For mobile website development, revenue is recognized when the website is live. For search engine marketing and optimization, social account management and content marketing, revenue is recognized over the period of time the service is performed for the customer.
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
Other revenue
Other revenues are derived from commercial printing and delivery services provided to other newspapers, direct mail advertising and services, syndication and licensing revenue, ecommerce lead generation revenue and digital-only subscriptions.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Digital circulation revenue results from the provision of online content to subscribers. tronc recognizes revenue daily, per the contract term as the customer receives access to digital content.
For commercial printing and delivery services, the Company contracts with a number of national and local newspapers to both print and/or distribute their respective publications in local markets where it is a newspaper publisher. For commercial printing, revenue is recognized as the papers are printed and available for delivery. For commercial delivery, the Company operates under two models, the buy/sell model and the fee-for-delivery model. Under the buy/sell model, the Company buys the customers newspapers and resells them to subscribers and sales outlets. Revenue the Company receives for the sale of the newspapers is recognized when the newspapers are delivered to subscribers or sales outlets. Under the fee-for-delivery model, the Company receives a fee for each newspaper delivered. Revenue is recognized at the time the newspaper is delivered either to the subscriber or to the sales outlet.
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
For ecommerce lead generation revenue, the Company provides leads to ecommerce sites such as Amazon.com and Walmart.com. Once the leads convert to sales on these sites, the Company receives a percentage of the sales. Revenue is recognized when the leads have been converted to sales, net of a reserve for returned items.
The Company’s revenues disaggregated by type of revenue and segment are presented in Note 17.
The Company receives a significant portion of the payments from its subscribers in advance of the delivery of the content both either in print or digitally. These up-front payments and fees are recorded as deferred revenue upon receipt and generally require deferral of revenue recognition to a future period until the Company performs its obligations under the subscription agreement. The deferred revenue is recognized as revenue as the content is delivered. The deferred revenue is considered a contract liability under ASC 606. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. Therefore, the Company has no contract assets as defined under ASC 606. As of December 31, 2017, the Company had a contract liabilities balance from continuing operations of $55.1 million, of which $41.5 million has been recognized as revenue in the six months ended July 1, 2018. The balance as of December 31, 2017 and the revenue recognized during the six months ended July 1, 2018 exclude amounts related to discontinued operations.
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
NOTE 3: CHANGES IN OPERATIONS
Employee Reductions
The Company continually assesses its operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. In the past these activities have included, and could include in the future, outsourcing of various functions or operations, abandonment of leased space and other activities which may result in changes to employee headcount. The discussion and amounts below represent activity in the Company’s continuing operations and exclude any amounts in the Company’s assets, liabilities or operations from discontinued operations.
During the second quarter of 2017, the Company contracted with a third party to outsource the printing, packaging and delivery of the Orlando Sentinel. The services were fully transitioned to the third party by the end of the third quarter of 2017. The change in operations resulted in staff reductions of 112 positions and a pretax charge related to those reductions of $2.3 million for the three and six months ended June 25, 2017. The related salary continuation payments began in the third quarter of 2017 and are expected to continue through the fourth quarter of 2018.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company implemented reductions of 106 and 287 positions during the three and six months ended July 1, 2018, respectively, and recorded pretax charges related to these reductions of $5.0 million and $10.7 million, respectively. In addition to the action described above, the Company implemented reductions of 41 and 92 positions during the three and six months ended June 25, 2017, respectively, and recorded pretax charges related to these reductions of $0.9 million and $3.0 million during the three and six months ended June 25, 2017, respectively.
A summary of the activity with respect to the Company’s severance accrual for the six months ended July 1, 2018 is as follows (in thousands):

Balance at December 31, 2017	$11,532
Provision	10,691
Payments	(12,681)
Balance at July 1, 2018	$9,542
Charges for severance and related expenses are included in compensation expense in the accompanying Consolidated Statements of Income.
Subsequent to July 1, 2018, the Company implemented reductions of 178 positions of which approximately 50% were at the New York Daily News. The Company is expected to take a total pre-tax charge of between $5.2 million and $5.4 million in the third quarter of 2018 related to such reductions. The related salary continuation payments will start in the third quarter of 2018 and continue until the third quarter of 2019.
Lease Abandonment
A summary of the activity with respect to the Company’s lease abandonment accrual for the six months ended July 1, 2018 is as follows (in thousands):

Balance at December 31, 2017	$3,127
Provision	33
Payments and other	(1,977)
Balance at July 1, 2018	$1,183
These charges are included in other operating expenses in the accompanying Consolidated Statements of Income.
NOTE 4: RELATED PARTY TRANSACTIONS
See Note 6 for related party income and expenses included in discontinued operations, including the Nant transaction.
Merrick Consulting Agreement
On December 20, 2017, the Company entered into a Consulting Agreement with Merrick Ventures LLC (“Merrick Ventures”) and solely for certain sections thereof, Michael W. Ferro, Jr. and Merrick Media, LLC (“Merrick Media”). Mr. Ferro is: (1) Chairman and Chief Executive Officer of Merrick Ventures and (2) the manager of Merrick Venture Management, LLC which is the sole manager of Merrick Media. At the time the agreement was signed, Mr. Ferro was also Chairman of tronc’s Board of Directors and, together with Merrick Ventures and Merrick Media, a significant stockholder. The Consulting Agreement provided for the engagement of Merrick Ventures on a non-exclusive basis to provide certain management expertise and technical services for an annual fee of $5 million in cash, payable in advance on the first business day of each calendar year. The Consulting Agreement provided for a rolling three-year term, with the initial term continuing through December 31, 2020. The Company made the initial $5.0 million payment in early January 2018. During the term of the Consulting Agreement, Merrick Ventures and Mr. Ferro agreed to certain non-competition covenants relating to engaging in certain other daily printed newspaper businesses, subject to certain exceptions, and amended certain terms of the Securities Purchase Agreement by and among the Company, Merrick Media and Mr. Ferro. The Consulting Agreement also provided

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

for termination of the Aircraft Dry Sublease Agreement described below, as of December 31, 2017 and after such time, Merrick Ventures and Mr. Ferro are responsible for all travel expenses (including private plane expenses) incurred by them in performance of their services for the Company, rather than the Company reimbursing them for such expenses. Such Aircraft Dry Sublease expenses totaled $3.0 million in fiscal 2017 and $2.7 million in fiscal 2016.
On March 18, 2018, Mr. Ferro retired from the Company’s Board. As Mr. Ferro is no longer actively engaged in the business and the Company remained contractually committed for the future payments due under the Consulting Agreement, the Company recognized expense for the full $15.0 million due under the Consulting Agreement in outside services in the first quarter of 2018. In the second quarter of fiscal 2018, the Company amended the Consulting Agreement. The amendment reduced the total fees due under the Consulting Agreement by $2.5 million (from $15 million to $12.5 million) and allows the Company to engage Merrick Ventures as its advisor, if it so chooses, but at no additional cost to the Company. If so engaged, the Company would indemnify Merrick Ventures if the Company requests it to meet with third parties. In June 2018, the Company paid the remaining $7.5 million in fees due under the amended Consulting Agreement in connection with the execution of the amendment. The Company recognized a credit of $2.5 million for the reduction in fees due under the Consulting Agreement in outside services in the second quarter of 2018. The non-compete covenants and amended Securities Purchase Agreement terms contained in the Consulting Agreement were not altered by the amendment and remain in place through December 31, 2020.
In the second quarter, the Company agreed to pay $0.3 million in legal fees incurred by Mr. Ferro while conducting the Company’s business. Such legal fees will be paid directly to the legal firms.
Aircraft Dry Sublease
During 2017, the Company was party to an Aircraft Dry Sublease Agreement with Merrick Ventures. Under the agreement, the Company subleased on a non-exclusive basis, a Bombardier aircraft leased by Merrick Ventures, which included the Company’s proportionate share of the insurance premiums and maintenance expenses and for charges attributable to the Company for the operation of the aircraft by the Company during the lease term. This lease was terminated effective December 31, 2017. During the three and six months ended June 25, 2017, the Company incurred $0.6 million and $1.3 million related to the aircraft sublease. For the three and six months ended June 25, 2017, the Company paid $0.4 million and $1.0 million to Merrick Ventures and $0.1 million and $0.2 million to an outside party for pilot services.
Event tickets
In April 2017, the Company acquired Merrick Ventures’ interest and obligations in connection with the license of a suite and tickets to certain sporting events. The suite and tickets were utilized in the Company’s sales and marketing efforts and for other corporate purposes. The aggregate cost of the suite and regular season tickets approximated $0.3 million annually. During the first quarter of 2017, the Company paid Merrick Ventures $0.2 million for the face value of the suite and tickets for events. There are no further obligations to Merrick Ventures for these tickets.
Nucleus Marketing Solutions, LLC
In April 2016, tronc, along with other leading media companies McClatchy, Gannett and Hearst, formed Nucleus Marketing Solutions, LLC (“Nucleus”). This network connects national advertisers to audiences across existing and emerging print and digital platforms. Nucleus works with its marketing partners to address their goals by offering integrated services across all platforms. The Company owned 25% of Nucleus as of July 1, 2018, which is accounted for as an equity method investment. During the three and six months ended June 25, 2017, the Company recorded $1.6 million and $3.6 million, respectively, on a net basis for revenue related to the Nucleus agreement. The revenue recorded during the three and six months ended July 1, 2018 was immaterial.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5: ACQUISITIONS
Virginian-Pilot
On May 28, 2018, Tribune Publishing Company, LLC, a wholly-owned subsidiary of the Company, acquired Virginian-Pilot Media Companies, LLC (“Virginian-Pilot”), the owner of The Virginian-Pilot daily newspaper based in Norfolk, Virginia, pursuant to a Securities Purchase Agreement, entered into on the same date (the “VP Purchase Agreement”), by and among the Company, Virginian-Pilot and Landmark Media Enterprises, LLC (“Seller”).
Upon the terms and subject to the conditions set forth in the VP Purchase Agreement, the Company acquired all of the issued and outstanding membership interests in Virginian-Pilot from Seller for a cash purchase price of $34.0 million, subject to a post-closing working capital adjustment (the “VP Acquisition”). As part of the VP Acquisition, the Company also acquired Virginian-Pilot’s real estate portfolio (comprised of approximately 460,000 square feet), including its headquarters building in downtown Norfolk, its printing and distribution facilities in Virginia Beach and a number of satellite offices in Norfolk and North Carolina. The VP Purchase Agreement also contains representations, warranties, covenants, and indemnities of the parties thereto.
The allocation of the purchase price presented below is based upon management’s preliminary estimates. The Company has engaged a valuation firm to assist with the valuation of the assets acquired and liabilities assumed, including property, plant and equipment and intangible assets. However, such valuation is not complete as of the filing date of this report. The preliminary allocation of the purchase price is as follows (in thousands):

Consideration
Cash consideration for acquisition	$34,004
Total consideration	$34,004

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Accounts receivable and other current assets	$7,028
Property, plant and equipment	30,485
Mastheads	4,700
Accounts payable and other current liabilities	(9,918)
Other long term obligations	(68)
Total identifiable assets (liabilities), net	32,227
Goodwill	1,777
Total net assets acquired	$34,004
The allocation of the purchase price is preliminary. The valuation of the property plant and equipment and intangible assets are not complete. The intangible assets currently being evaluated are mastheads, subscriber and advertiser relationships; however, the Company may identify additional intangible assets prior to finalizing the purchase price allocation. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including expected future cost and revenue synergies. A portion of goodwill is expected to be deductible for tax purposes pursuant to Internal Revenue Code Section 197.
The results of operations of Virginian-Pilot and related goodwill have been included in the Consolidated Financial Statements beginning on the closing date of the acquisition and are primarily included in the results of the Company’s troncM segment. For the three and six months ended July 1, 2018, reported revenues from Virginian-Pilot were $5.5 million, and reported operating expenses were $5.1 million. The pro forma effect of the acquisition is not material to the Company’s Consolidated and Combined Financial Statements.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

BestReviews
Acquisition Agreement
On February 6, 2018, the Company acquired a 60% membership interest in BestReviews LLC (“BestReviews”), a company engaged in the business of testing, researching and reviewing consumer products, pursuant to an Acquisition Agreement, entered into on the same date (the “BestReviews Acquisition Agreement”), among the Company, BestReviews Inc., a Delaware corporation (“BR Parent”), BestReviews and the stockholders of Best Reviews Inc.
Upon the terms and subject to the conditions set forth in the BestReviews Acquisition Agreement, the Company acquired 60% of BR Parent’s membership interest in BestReviews for a total purchase price of $68.3 million, consisting of $33.7 million in cash, subject to a post-closing working capital adjustment due from the seller of approximately $0.6 million, and $34.6 million in common stock of the Company (the “BR Acquisition”). The Company issued 1,913,438 shares of common stock in connection with the closing (the “Stock Consideration”). The Stock Consideration is subject to lock-up provisions that prohibit certain transfers of the shares and standstill provisions based upon the following schedule: 25% of the Stock Consideration will cease to be subject to the lockup provisions on the 6-month anniversary of the closing date of the BR Acquisition, an additional 50% of the Stock Consideration will cease to be subject to the lock-up provisions on the 9-month anniversary of the closing date of the BR Acquisition and an additional 25% of the Stock Consideration will cease to be subject to the lock-up provisions on the 12-month anniversary of the closing date of the BR Acquisition. The BestReviews Acquisition Agreement also contains representations, warranties, covenants, and indemnities of the parties thereto.
Limited Liability Company Agreement
In connection with the BR Acquisition, the Company and BR Parent also entered into an amended and restated limited liability company agreement of BestReviews (the “LLC Agreement”). Subject to the terms of the LLC Agreement, the Company has the right, beginning six months after the closing of the BR Acquisition, to purchase all (but not less than all) of the remaining 40% of the membership interests of BestReviews (the “Call Option”) using, at the Company’s election, cash, shares of common stock of the Company, or a combination thereof, at a purchase price to be based on a pre-determined multiple of BestReviews’ trailing 12-month EBITDA, with such purchase price capped per the LLC Agreement if the Call Option is exercised prior to the third anniversary of the closing of the BR Acquisition. In addition, beginning six months after closing the BR Acquisition, the Company is entitled to exercise a one-time right to purchase 25% of the units of membership interest of BestReviews retained by BR Parent (10% of the issued and outstanding equity) with terms identical to those applicable to the Call Option.
BR Parent also has the right, beginning three years after closing of the BR Acquisition, to cause the Company to purchase all (but not less than all) of the remaining 40% of the membership interests of BestReviews (the “Put Option”) using, at the Company’s election, cash, shares of common stock of the Company, or a combination thereof, at a purchase price to be determined in the same manner as if the Call Option was exercised.
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
The LLC Agreement provides that BR Parent is entitled to certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”), with respect to the Company’s common stock issued to BR Parent. The Company is required to file (1) a registration statement on Form S-3 (“Form S-3”) with the Securities and Exchange Commission (“SEC”) to register the resale of the Stock Consideration within 90 days following the closing date of the BR Acquisition and (2) a Form S-3 with the SEC to register the resale of any shares of common stock of the Company issued in connection with an exercise of the Call Option or the Put Option within 60 days after the issuance of such shares.
The LLC Agreement contains other terms and conditions, including transfer restrictions, tag-along and drag-along rights, and indemnification obligations.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The allocation of the purchase price presented below is based upon management’s preliminary estimates. The Company has engaged a valuation firm to assist with the valuation of intangible assets and noncontrolling interest; however, such valuation is not complete as of the filing date of this report. The preliminary allocation of the purchase price is as follows (in thousands):

Consideration
Cash consideration for acquisition	$33,693
Fair value of noncontrolling interest	40,900
Value of shares issued for acquisition	34,595
Total consideration	$109,188

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Accounts receivable and other current assets	$9,966
Property, plant and equipment	36
Intangible assets	12,540
Accounts payable and other current liabilities	(993)
Total identifiable assets (liabilities), net	21,549
Goodwill	87,639
Total net assets acquired	$109,188
The allocation of the purchase price is preliminary. The valuation of the noncontrolling interest and intangible assets are not complete. The intangible assets currently being evaluated are trade names, proprietary technology and processes and certain relationships; however, the Company may identify additional intangible assets prior to finalizing the purchase price allocation. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including access to the Company’s subscriber base and non-contractual relationships, as well as expected future cost and revenue synergies. The entire amount of purchase price allocated to intangible assets and a portion of goodwill is expected to be deductible for tax purposes pursuant to Internal Revenue Code Section 197.
The results of operations and related goodwill of BestReviews have been included in the Consolidated Financial Statements beginning on the closing date of the acquisition and are included in the results of the Company’s troncX segment. For the three and six months ended July 1, 2018, reported revenues from BestReviews were $5.9 million and $9.1 million, respectively, and reported operating expenses were $4.7 million and $7.3 million, respectively. The pro forma effect of the acquisitions is not material to the Company’s Consolidated and Combined Financial Statements.
New York Daily News
On September 3, 2017, the Company completed the acquisition of 100% of the partnership interests in Daily News, L. P. (“DNLP”), the owner of the New York Daily News in New York City, pursuant to the Partnership Interest Purchase Agreement dated September 3, 2017, for a cash purchase price of $1 and the assumption of certain liabilities, subject to a post-closing working capital adjustment. During the second quarter of 2018, the Company finalized the working capital calculation which resulted in an immaterial adjustment. As of the filing date of this report, the final determination of the fair value of assets acquired and liabilities assumed has not been completed. The estimated values are presented in the table below (in thousands):

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Cash acquired as part of the purchase	$2,555
Accounts receivable and other current assets	18,532
Property, plant and equipment, including assets under capital leases	47,972
Mastheads	3,400
Other long-term assets	10,448
Accounts payable and other current liabilities	(20,973)
Pension and postemployment benefits liability	(25,446)
Workers compensation and auto insurance liability	(25,999)
Other long-term liabilities	(10,489)
Total net assets acquired	$—
NOTE 6: DISPOSITIONS AND DISCONTINUED OPERATIONS
California Properties
On February 7, 2018, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) by and between the Company and Nant Capital, LLC (“Nant Capital”) pursuant to which the Company agreed to sell the California Properties to Nant Capital for an aggregate purchase price of $500 million in cash, plus the assumption of unfunded pension liabilities related to the San Diego Pension Plan, subject to a customary post-closing working capital adjustment (the "Nant Transaction"). The Nant Transaction closed on June 18, 2018 and resulted in a pre-tax gain of $407.6 million. The operations of the California Properties were included in both the troncM and troncX segments.
The sale of the California Properties represents a strategic shift that will have a major effect on our operations and financial results. As a result, and as discussed in Note 1, effective as of the date of the sale, the California Properties are reflected as discontinued operations on the consolidated balance sheets in accordance with ASC 360 and the results of operations of the California Properties are presented as discontinued operations in the statements of income in accordance with ASC 205-20 for all periods presented.
Dr. Patrick Soon-Shiong, a former director of the Company, together with Nant Capital, beneficially own 8,743,619 shares of tronc common stock, which represented 24.8% of the outstanding shares of tronc common stock as of July 1, 2018. The sale price also resulted in full realization of recorded asset values reflecting no impairment incurred prior to the sale.
In connection with the closing of the sale of the California Properties, the Company entered into a transition services agreement (“TSA”) with Nant whereby the Company will provide back-office and operational services for up to 12 months. Either party may discontinue all or a portion of the services being provided by providing 60 days advance notice. The parties can also extend the agreement. During the six months ended July 1, 2018, the Company recorded $1.2 million in revenue related to the TSA.
Nant Works, LLC
In connection with the private placement with Nant Capital in the second quarter of 2016, the Company entered into a term sheet with NantWorks, LLC pursuant to which the Company would receive access to certain patents as well as studio space, subject to definitive documentation and approval from Tribune Media Company. If the transactions contemplated by the term sheet were consummated, the Company would issue to NantStudio, LLC 333,333 shares of common stock and in exchange, would be entitled to retain the first $80 million in revenues derived from the licensed patents royalty free, after which the Company would pay to NantWorks a 6% royalty on subsequent revenues. With the completion of the Nant Transaction, the term sheet was terminated.
CIPS Marketing Group Inc.
The California Properties utilize the services of CIPS Marketing Group, Inc. (“CIPS”) for local marketing efforts such as distribution, door-to-door marketing and total market coverage. Prior to the Company’s sale of its 50% interest in

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

CIPS in July 2017, the investment was recorded as an equity investment, therefore income and expense recognized related to the marketing efforts are related party transactions. During the three and six months ended June 25, 2017, the Company recorded $0.2 million and $0.5 million in revenue, respectively, from CIPS and $2.2 million and $3.8 million, respectively, in other operating expenses related to such marketing services. The CIPS revenue and marketing services expenses are included in discontinued operations.
forsalebyowner.com
On May 23, 2018, the Company sold substantially all of the assets of forsalebyowner.com in an asset sale for $2.5 million, plus an advertising sales commitment of $4.5 million over a term of two years.
The forsalebyowner.com balances are reflected as related to discontinued operations on the consolidated balance sheets for all periods presented and the results of operations are included in discontinued operations for all periods presented. In prior filings, forsalebyowner.com was part of the troncX segment.
Discontinued Operations
Earnings from discontinued operations through the respective transaction dates, included in the Consolidated Statements of Income are comprised of the following (in thousands):

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017

Operating revenues	$94,251	$126,355	$211,327	$252,497
Operating expenses:
Compensation	25,065	34,722	58,763	71,479
Newsprint and ink	6,938	8,756	14,373	17,947
Outside services	30,075	34,353	61,650	68,168
Other operating expenses	26,804	33,280	56,541	65,401
Depreciation and amortization	1,328	1,674	2,960	4,156
Total operating expenses	90,210	112,785	194,287	227,151
Income from operations	4,041	13,570	17,040	25,346
Gain on sale	409,334	—	409,334	—
Interest expense, net	(23)	(39)	(53)	(81)
Loss on equity investments, net	—	139	—	349
Other income, net	613	150	1,338	300
Income tax expense	(133,420)	(5,039)	(132,914)	(9,210)
Income from discontinued operations, net of tax	$280,545	$8,781	$294,745	$16,704

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Discontinued operations by segment are presented below (in thousands):

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Operating revenues
troncM	$81,631	$107,559	$185,836	$215,149
troncX	12,570	18,762	25,429	37,274
Corporate and eliminations	50	34	62	74
	$94,251	$126,355	$211,327	$252,497
Income from Operations
troncM	$(75)	$8,249	$10,918	$15,460
troncX	4,065	5,328	6,079	9,902
Corporate and eliminations	51	(7)	43	(16)
	$4,041	$13,570	$17,040	$25,346
Depreciation and amortization
troncM	$1,289	$1,607	$2,856	$4,029
troncX	39	67	104	127
	$1,328	$1,674	$2,960	$4,156

The following table presents the aggregate carrying amounts of assets and liabilities classified as held for sale in the Consolidated Balance Sheets (in thousands):

	July 1, 2018	December 31, 2017
Carrying amount of assets related to discontinued operations:
Accounts receivable, (net of allowances of $0 and $7,388)	$—	$51,200
All other current assets	—	10,576
Goodwill	—	73,207
Intangibles	—	63,397
Property, plant and equipment, net	—	12,550
Deferred income taxes	—	28,787
All other long term assets	—	438
Total assets related to discontinued operations	$—	$240,155

Carrying amount of liabilities associated with discontinued operations:
Accounts payable and employee compensation and benefits	$—	$27,293
Deferred revenue	—	26,039
Other current liabilities	—	7,062
Pensions and postretirement benefits payable	—	90,155
Insurance	—	26,200
Income taxes payable	107,624	—
Total liabilities associated with discontinued operations	$107,624	$176,749

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7: INVENTORIES
Inventories consisted of the following (in thousands):

	As of
	July 1, 2018	December 31, 2017
Newsprint	$10,692	$7,072
Supplies and other	325	340
Total inventories	$11,017	$7,412
Inventories are stated at the lower of cost or net realizable value determined using the first-in, first-out (“FIFO”) basis for all inventories.
NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets at July 1, 2018 and December 31, 2017, excluding assets related to discontinued operations, consisted of the following (in thousands):

	July 1, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Subscribers (useful life of 2 to 10 years)	$7,312	$(4,231)	$3,081	$7,312	$(3,762)	$3,550
Advertiser relationships (useful life of 2 to 13 years)	26,348	(11,204)	15,144	26,348	(10,013)	16,335
Tradenames (useful life of 20 years)	15,100	(2,962)	12,138	15,100	(2,583)	12,517
Other (useful life of 1 to 20 years)	15,862	(2,406)	13,456	5,379	(2,243)	3,136
Total intangible assets subject to amortization	$64,622	$(20,803)	43,819	$54,139	$(18,601)	35,538

Software (useful life of 2 to 10 years)	$133,670	$(100,432)	33,238	$129,795	$(90,218)	39,577

Goodwill and other intangible assets not subject to amortization
Goodwill			138,201			48,700
Newspaper mastheads			36,706			29,458
Total goodwill and other intangible assets			$251,964			$153,273
NOTE 9: DEBT
During the quarter ended July 1, 2018, the Company used a portion of the proceeds received from the Nant Transaction to repay all the amounts outstanding under the Senior Term Facility and terminated the Senior ABL Facility.
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

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility, subject to certain conditions. In 2015, $70 million of the expansion was drawn for the acquisition of The San Diego Union-Tribune.
The Term Loans bore interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. The Term Loans amortized in equal quarterly installments equal to 1.25% of principal amounts borrowed against the Senior Term Facility with the balance payable on the maturity date, August 4, 2021. The Company was the borrower under the Senior Term Facility and each of the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”), guaranteed the payment obligations under the Senior Term Facility. The Senior Term Facility contained a number of covenants that, among other things, limited the ability of the Company and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. On June 21, 2018, the Company repaid the outstanding principal balance of $348.0 million under the Senior Term Facility and terminated the agreement. As a result of the early extinguishment of debt, the Company incurred a $7.7 million loss related to expensing the remaining balance of original issue discount and debt origination fees.
Senior ABL Facility
On August 4, 2014, the Company and the Subsidiary Guarantors entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, collateral agent (in such capacity, the “ABL Collateral Agent”), swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility was scheduled to mature on August 4, 2019. The Senior ABL Facility provided for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million. Up to $75.0 million of availability under the Senior ABL Facility was available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility was available for swing line loans. The Senior ABL Facility also permitted the Company to increase the commitments under the Senior ABL Facility by up to $75.0 million. The Senior ABL Facility bore interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin. tronc, Inc. and the Subsidiary Guarantors were the borrowers under the Senior ABL Facility. tronc, Inc. and the Subsidiary Guarantors guaranteed the payment obligations under the Senior ABL Facility. The Senior ABL Facility contained a number of covenants that, among other things, limited the ability of tronc and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions in respect of equity; make investments; and certain other usual and customary covenants. Customary fees were payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees. On June 21, 2018, the Company terminated the Senior ABL Facility. As a result of the Senior ABL Facility termination, the Company established $42.6 million of restricted cash to collateralize outstanding letters of credit previously secured by the Senior ABL Facility.
Capital Leases
The Company has capital leases on land and technology licenses. The total balance outstanding as of July 1, 2018 for capital leases was $7.5 million, of which $0.7 million is in short-term debt. The total balance as of December 31, 2017 for capital leases was $8.7 million, of which $0.8 million is in short-term debt.
NOTE 10: INCOME TAXES
For the three and six months ended July 1, 2018, the Company recorded income tax expense of $3.8 million and an income tax benefit of $2.9 million, respectively. The effective tax rate on pretax income from continuing operations was (33.1%) and 6.3% in the three and six months ended July 1, 2018, respectively. The negative rate for three months ending July 1, 2018 resulted from the year-to-date true-up arising from the annual effective tax rate dropping from approximately 19% to 6%.  The annual effective tax rate decreased due to the increase in estimated taxable income due to the reduction of interest expense stemming from the debt extinguishment. For the three and six months ended July 1, 2018, the rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, and nondeductible expenses. In the case of a pretax loss, the unfavorable permanent differences, such as non-deductible meals and entertainment expense, have the effect of decreasing the tax benefit which, in turn, decreases the effective tax rate.
For the three and six months ended June 25, 2017, the Company recorded income tax benefit of $0.4 million and $2.3 million, respectively. The effective tax rate on pretax income from continuing operations was 17.2% and 15.1% in the

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

three and six months ended June 25, 2017, respectively. For the three and six months ended June 25, 2017, the rate differs from the U.S. federal statutory rate of 35% primarily because the $6.0 million premium on stock buyback is a non-deductible permanent difference for the calculation of income taxes. The rate also differs due to state income taxes, net of federal benefit and nondeductible expenses and the domestic production activities deduction. In the case of a pretax loss, the unfavorable permanent differences, such as non-deductible meals and entertainment expense, have the effect of decreasing the tax benefit which, in turn, decreases the effective tax rate.
In the fourth quarter of 2017, the Company recorded an additional tax expense of $10.8 million that represents what it estimates is the impact of the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  The expense was based on currently available information and interpretations, which are continuing to evolve. As a result, the expense is considered provisional.  The Company continues to analyze additional information and guidance related to the Tax Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available, which could result in additional adjustments in future periods. Final calculations will be completed within the one-year measurement period ending December 22, 2018, as required under the rules issued by the SEC.
NOTE 11: PENSION AND OTHER POSTRETIREMENT BENEFITS
Multiemployer Pension Plans
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees.
Defined Benefit Plans
The Company was formerly the sponsor of the San Diego Union-Tribune, LLC Retirement Plan (the “San Diego Pension Plan”), which was divested in June 2018 as part of the Nant Transaction. The Company contributed $5.7 million to the San Diego Pension Plan during fiscal 2018 prior to the divestiture. Expenses related to the San Diego Pension Plan are included in discontinued operations.
The Company is the sponsor of a single-employer defined benefit plan, the Daily News Retirement Plan (the “NYDN Pension Plan”). The NYDN Pension Plan provides benefits to certain current and former employees of the New York Daily News. As of March 31, 2018, future benefits under the NYDN Pension Plan were frozen and no new participants are permitted after that time. The Company contributed $0.5 million to the NYDN Pension Plan in the six months ended July 1, 2018. The Company expects to contribute $3.4 million to the NYDN Pension Plan during the remainder of 2018. The components of net periodic benefit for the NYDN Pension Plan are as follows (in thousands):

	Three Months Ended		Six Months Ended		Affected Line Items in the Consolidated Statements of Income (Loss)
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Service cost	$(8)	$—	$72	$—	Compensation
Interest cost	825	—	1,636	—	Other income, net
Expected return on assets	(1,165)	—	(2,333)	—	Other income, net
Net periodic benefit	$(348)	$—	$(625)	$—
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

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended		Affected Line Items in the Consolidated Statements of Income (Loss)
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Service cost	$4	$3	$7	$6	Compensation
Interest cost	8	55	17	110	Other income, net
Amortization of prior service credits	(2,634)	(292)	(5,267)	(584)	Other income, net
Amortization of actuarial gains	(657)	(47)	(1,315)	(93)	Other income, net
Net periodic benefit	$(3,279)	$(281)	$(6,558)	$(561)
NOTE 12: NONCONTROLLING INTEREST
Noncontrolling interest represents the 40% membership interest in BestReviews not owned by the Company and is presented between liabilities and stockholders’ equity within the Company’s consolidated balance sheet because the Put Option described in Note 5 could, upon exercise, require the Company, under certain circumstances, to pay cash to purchase the noncontrolling interest. Each quarter, the carrying value of noncontrolling interest is adjusted to the amount the Company would be required to pay the noncontrolling interest holders as if the Put Option had been exercised as of the balance sheet date, with an offsetting adjustment to stockholders’ equity. Adjustments to increase (decrease) the carrying value of noncontrolling interest also reduce (increase) the amount of net income or loss attributable to tronc common stockholders for purposes of determining both basic and diluted earnings per share.
A summary of the activity with respect to non-controlling interest for the six months ended July 1, 2018 is as follows (in thousands):

Balance at December 31, 2017	$—
Acquisition of BestReviews	40,900
Income attributable to noncontrolling interest	710
Balance at July 1, 2018	$41,610
NOTE 13: EARNINGS PER SHARE
Basic earnings per common share is calculated by dividing net income attributable to tronc common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of common shares under equity-based compensation plans, except where the inclusion of such common shares would have an anti-dilutive impact. In accordance with ASC 260-10-55, net loss from continuing operations is the control number in determining whether potential common shares are dilutive. Since there is loss from continuing operations, all potential common shares are considered anti-dilutive.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three and six months ended July 1, 2018 and June 25, 2017, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Income (Loss) - Numerator:
Loss from continuing operations	$(15,101)	$(1,940)	$(43,813)	$(12,852)
Less: Net income from continuing operations attributable to noncontrolling interest	448	—	710	—
Income available to common shareholders, before discontinued operations	(15,549)	(1,940)	(44,523)	(12,852)
Income from discontinued operations	280,545	8,781	294,745	16,704
Net income available to tronc stockholders	$264,996	$6,841	$250,222	$3,852

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	35,288	32,825	35,045	34,566
Dilutive effect of employee stock options and RSUs	—	—	—	—
Adjusted weighted average shares outstanding (diluted)	35,288	32,825	35,045	34,566

Net income (loss) attributable to tronc per common share:
Continuing operations	$(0.44)	$(0.06)	$(1.27)	$(0.37)
Discontinued operations	7.95	0.27	8.41	0.48
Net income per common share	$7.51	$0.21	$7.14	$0.11

Diluted income (loss) per common share:
Continuing operations	$(0.44)	$(0.06)	$(1.27)	$(0.37)
Discontinued operations	7.95	0.27	8.41	0.48
Net income per common share-diluted	$7.51	$0.21	$7.14	$0.11
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 924,887 and 973,637 for the three and six months ended July 1, 2018, respectively. The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 836,843 and 883,359 for the three and six months ended June 25, 2017, respectively.
The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 1,821,836 and 1,874,250 for the three and six months ended July 1, 2018, respectively. The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 558,761 and 297,592 for the three and six months ended June 25, 2017, respectively.
NOTE 14: STOCKHOLDERS’ EQUITY
Stock Repurchases
On March 23, 2017, the Company entered into a purchase agreement with investment funds associated with Oaktree Capital Management, L.P. (“Oaktree”), pursuant to which the Company acquired 3,745,947 shares of the Company’s common stock for $15.00 per share or a total purchase price of $56.2 million. The purchase agreement contained a “standstill” covenant prohibiting Oaktree from acquiring, directly or indirectly, any of the Company’s common stock,

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

soliciting proxies to vote shares of the Company’s common stock or taking certain actions with respect to any business combination, asset acquisition or disposition or similar transaction involving the Company through March 22, 2019 (the “Standstill Period”). The parties also agreed to a mutual non-disparagement covenant applicable during the Standstill Period and to a mutual release of claims. On March 22, 2017, the Company’s stock price closed at $13.39. The $6.0 million difference between the aggregate purchase price and the fair value of the acquired stock at the transaction date was expensed as a premium on stock buyback in the Consolidated Statements of Income (Loss).
Significant Shareholders
Merrick Media, LLC
On March 23, 2017, the Company entered into Amendment No. 1 (the “Amendment”) to the Securities Purchase Agreement dated February 3, 2016 among the Company, Merrick Media, LLC (“Merrick Media”) and Michael W. Ferro, Jr., the Company’s non-executive Chairman of the Board at the time the agreement was signed. The Amendment increased from 25% to 30% the maximum percentage of the Company’s outstanding shares of common stock that Merrick Media and its affiliates may acquire.
Mr. Ferro is the manager of Merrick Venture Management, LLC, which is the sole manager of Merrick Media. Because Merrick Venture Management, LLC serves as the sole manager of Merrick Media, Mr. Ferro may be deemed to indirectly control all of the shares of the Company’s common stock owned by Merrick Media. Mr. Ferro, together with his affiliated entities, beneficially owned 9,071,529 shares of tronc common stock, which represented 25.7% of tronc common stock as of July 1, 2018. On April 13, 2018, Mr. Ferro, Merrick Media, LLC and Merrick Ventures Management, LLC entered into an agreement to sell all of their shares in the Company to an unrelated third party. This agreement was subsequently canceled during the second fiscal quarter of 2018.
Nant Capital, LLC
Dr. Patrick Soon-Shiong, a former director of the Company, together with Nant Capital, LLC (“Nant Capital”), beneficially own 8,743,619 shares of tronc common stock, which represented 24.8% of the outstanding shares of tronc common stock as of July 1, 2018. California Capital Equity, LLC (“CalCap”) directly owns all of the equity interests of Nant Capital, and CalCap may be deemed to have beneficial ownership of the shares held by Nant Capital. Dr. Soon-Shiong directly owns all of the equity interests of CalCap and may be deemed to beneficially own, and share voting power and investment power with Nant Capital over all shares of tronc common stock beneficially owned by Nant Capital. Under the Securities Purchase Agreement dated May 22, 2016, among the Company, Nant Capital and Dr. Patrick Soon-Shiong (“Nant Purchase Agreement”), Nant Capital and Dr. Soon-Shiong and their respective affiliates are prohibited, without the prior written approval of the Board of Directors, from acquiring additional equity of the Company if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then-outstanding shares of common stock. The Nant Purchase Agreement also includes covenants prohibiting the transfer of shares of the Company’s common stock if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then-outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the Company’s then-existing primary geographical markets.
NOTE 15: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, where applicable (in thousands):

	Foreign Currency	OPEB	Pension	Total
Balance at December 31, 2017	$(31)	$9,932	$(23,428)	$(13,527)
Amounts reclassified from AOCI	—	(4,752)	—	(4,752)
Foreign currency translation adjustments	(5)	—	—	(5)
AOCI recognized in discontinued operations	—	—	25,397	25,397
Balance at July 1, 2018	$(36)	$5,180	$1,969	$7,113

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the amounts and line items in the Consolidated Statements of Income where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the three and six months ended July 1, 2018 and June 25, 2017 (in thousands):

	Three Months Ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017	Affected Line Items in the Consolidated Statements of Income (Loss)
Accumulated Other Comprehensive Income (Loss) Components
Pension and postretirement benefit adjustments:
Amortization of prior service credits	$(2,634)	$(292)	$(5,267)	$(584)	Other income, net
Amortization of actuarial gains	(657)	(47)	(1,315)	(93)	Other income, net
Total before taxes	(3,291)	(339)	(6,582)	(677)
Tax effect	(915)	(133)	(1,830)	(267)	Income tax expense (benefit)
Total reclassifications for the period	$(2,376)	$(206)	$(4,752)	$(410)
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
Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management L.P. on behalf of its managed entities that were holders of TCO’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”), (ii) Law Debenture Trust Company of New York (“Law Debenture”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for TCO’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to a series of transactions consummated by TCO, the TCO employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. Each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Law Debenture and Deutsche Bank, which remain pending before the U. S. District Court for the District of Delaware. There is no stay of the Confirmation Order in place pending resolution of the confirmation related appeals.
The Bankruptcy Court has entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases, including the last one of the tronc Debtors’ cases. The remaining Chapter 11 cases relate to Debtors and successor legal entities that are subsidiaries of TCO. These cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

various of the Debtors (including certain of the tronc Debtors) in the Chapter 11 cases remain unresolved. The remaining Chapter 11 cases continue to be administered under the caption “In re: Tribune Media Company, et al.,” Case No 08-13141.
NOTE 17: SEGMENT INFORMATION
The Company’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Beginning in the second quarter of fiscal 2016, the operating segments consist of troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital only subscriptions, TCA, and BestReviews. The Company determined that the disposition of the California Properties and forsalebyowner.com did not result in changes to the Company’s segments. Assets are not presented to or used by management at a segment level for making operating and investment decisions and therefore are not reported.
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
Disaggregated operating revenues and income (loss) from continuing operations by operating segment for the three months ended July 1, 2018 and June 25, 2017, respectively, were as follows for the periods indicated (in thousands):

	Three Months Ended
	tronc M		troncX		Corporate and Eliminations		Consolidated
	(Print)		(Digital)
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017

Advertising	$87,800	$93,285	$23,987	$31,577	$—	$(37)	$111,787	$124,825
Circulation	88,616	73,978	4,172	2,230	—	—	92,788	76,208
Commercial print and delivery	25,784	24,600	—	—	—	—	25,784	24,600
Direct mail	8,025	9,214	—	—	—	—	8,025	9,214
Content syndication and other	2,072	3,801	11,982	5,673	599	(886)	14,653	8,588
Other	35,881	37,615	11,982	5,673	599	(886)	48,462	42,402
Operating revenues	212,297	204,878	40,141	39,480	599	(923)	253,037	243,435
Operating expenses	204,410	191,803	36,691	36,403	13,181	10,767	254,282	238,973
Income (loss) from operations	$7,887	$13,075	$3,450	$3,077	$(12,582)	$(11,690)	(1,245)	4,462
Interest expense							(5,412)	(6,365)
Loss on early extinguishment of debt							(7,666)	—
Loss on investments, net							(665)	(723)
Other income, net							3,640	284
Loss from continuing operations before income taxes							$(11,348)	$(2,342)

Depreciation and amortization	$3,990	$5,281	$4,505	$3,512	$4,447	$4,194	$12,942	$12,987

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Disaggregated operating revenues and income (loss) from continuing operations by operating segment for the six months ended July 1, 2018 and June 25, 2017, respectively, were as follows for the periods indicated (in thousands):

	Six Months Ended
	tronc M		troncX		Corporate and Eliminations		Consolidated
	(Print)		(Digital)
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017

Advertising	$170,542	$184,084	$46,037	$60,493	$—	$(131)	$216,579	$244,446
Circulation	173,242	149,011	7,681	4,283	—	—	180,923	153,294
Commercial print and delivery	52,789	51,173	—	—	—	—	52,789	51,173
Direct mail	15,628	17,800	—	—	—	—	15,628	17,800
Content syndication and other	4,307	6,733	21,567	11,631	(217)	(1,667)	25,657	16,697
Other	72,724	75,706	21,567	11,631	(217)	(1,667)	94,074	85,670
Operating revenues	416,508	408,801	75,285	76,407	(217)	(1,798)	491,576	483,410
Operating expenses	408,821	383,618	72,453	73,755	43,308	21,284	524,582	478,657
Income (loss) from operations	$7,687	$25,183	$2,832	$2,652	$(43,525)	$(23,082)	(33,006)	4,753
Interest expense							(11,976)	(12,800)
Loss on early extinguishment of debt							(7,666)	—
Premium on stock buyback							—	(6,031)
Loss on investments, net							(1,394)	(1,621)
Other income, net							7,303	567
Loss from continuing operations before income taxes							$(46,739)	$(15,132)

Depreciation and amortization	$7,962	$8,565	$9,120	$6,689	$8,943	$8,428	$25,959	$23,682
The operating revenues and operating results from continuing operations presented above are not necessarily indicative of the results that may be expected for the full fiscal year.

TRONC, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 18: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Six months ended
	July 1, 2018	June 25, 2017
Cash paid during the period for:
Interest	$10,489	$11,325
Income taxes, net of refunds	3,967	113
Non-cash items in financing activities:
Issuance of stock from treasury for acquisition	34,595	—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported within the Consolidated Condensed Balance Sheet that sum to the cash, cash equivalents and restricted cash as reported in the Consolidated Statement of Cash Flows:

	As of	As of
	July 1, 2018	December 31, 2017
Cash and cash equivalents	$214,544	$185,351
Restricted cash included in other assets	42,600	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$257,144	$185,351

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
OVERVIEW
tronc, Inc., formerly Tribune Publishing Company, was formed as a Delaware corporation on November 21, 2013. tronc, Inc. together with its subsidiaries (collectively, the “Company” or “tronc”) is a media company rooted in award-winning journalism. Headquartered in Chicago, tronc operates local media businesses in eight markets with titles including the Chicago Tribune, New York Daily News, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Virginia’s Daily Press and The Virginian-Pilot, The Morning Call of Lehigh Valley, Pennsylvania and the Hartford Courant. tronc also operates Tribune Content Agency and the Daily Meal and on February 6, 2018, the Company became a majority owner in BestReviews LLC (“BestReviews”). On May 18, 2018, the Company acquired Virginian-Pilot Media Companies LLC, owner of the The Virginian-Pilot a daily newspaper based in Norfolk, Virginia and associated businesses (“Virginian-Pilot”). See Note 5 to the Consolidated Financial Statements for further information on acquisitions.
On May 23, 2018, the Company completed the sale of substantially all of the assets of forsalebyowner.com and on June 18, 2018, the Company completed the sale of the Los Angeles Times, The San Diego Union-Tribune and various other titles of the Company’s California properties (“California Properties”). See Note 6 for more information on the dispositions and related discontinued operations.
tronc’s continuing legacy of brands, including the New York Daily News and The Virginian-Pilot, have earned a combined 60 Pulitzer Prizes and are committed to informing, inspiring and engaging local communities. tronc’s brands create and distribute content across its media portfolio, offering integrated marketing, media, and business services to consumers and advertisers, including digital solutions and advertising opportunities.
The Company continually assesses its operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. In the past these activities have included, and could include in the future, outsourcing of various functions or operations, abandonment of leased space and other activities which may result in changes to employee headcount. See Note 3 to the Consolidated Financial Statements for more information on changes in operations in the first half of 2018. The Company expects to continue to take actions deemed appropriate to enhance profitability but does not currently know whether or when any such actions will occur or the potential costs and expected savings. Depending on the actions taken and the timing of any such actions, the anticipated cost savings could be recognized in fiscal periods that do not correspond to the fiscal period(s) in which the charges are recognized. As a result, the Company’s net income trends could be impacted and more difficult to predict.
In the first quarter, the U.S. imposed preliminary tariffs on certain Canadian newsprint suppliers. While the tariffs are not final, newsprint suppliers have raised their prices approximately 23.0% in response. Higher newspaper prices may negatively impact profitability and demand for newsprint.
Significant transactions and recent events
On January 29, 2018, the Company and Cars.com Inc. agreed to convert the Company’s affiliate markets into Cars.com's direct retail channel. The agreement, which resulted in more than 2,000 car deal customers moving from the Company to Cars.com, took effect February 1, 2018. The Company’s related sales and support teams have joined Cars.com in connection with the transition. The deal also includes a multi-year advertising and marketing agreement between the Company and Cars.com.

On February 6, 2018, the Company acquired a 60% membership interest in BestReviews LLC (“BestReviews”), a company engaged in the business of testing, researching and reviewing consumer products, pursuant to an Acquisition Agreement, entered into on the same date (the “BestReveiws Acquisition Agreement”), among the Company, BestReviews Inc., a Delaware corporation (“BR Parent”), BestReviews and the stockholders of Parent named therein. The total purchase price of $68.3 million consisted of $33.7 million in cash, subject to a post-closing working capital adjustment due from the seller of approximately $0.6 million, and $34.6 million in common stock of the Company. The Company issued 1,913,438 shares of common stock in connection with the closing (the “Stock Consideration”). See Note 5 to the Consolidated Financial Statements for additional information related to the acquisition.
On February 7, 2018, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) by and between the Company and Nant Capital, LLC (“Nant Capital”), pursuant to which the Company would sell the California Properties to Nant Capital for an aggregate purchase price of $500 million in cash, plus the assumption of unfunded pension liabilities related to the San Diego Pension Plan, subject to a customary post-closing working capital adjustment (the "Nant Transaction"). The Nant Transaction closed on June 18, 2018. Dr. Soon-Shiong, a former director of the Company, together with Nant Capital, beneficially own 8,743,619 shares of tronc common stock, which represented 24.8% of the outstanding shares of tronc common stock as of July 1, 2018. The gain on sale and results are included in discontinued operations in the statement of operations for all periods presented. See Note 6 to the Consolidated Financial Statements for additional information related to the acquisition.
On March 18, 2018, Mr. Ferro retired from the Company’s Board. As Mr. Ferro is no longer actively engaged in the business and the Company remained contractually committed for the future payments due under the Consulting Agreement, the Company recognized expense for the full $15.0 million due under the Consulting Agreement in outside services in the first quarter of 2018 and made the initial $5.0 million payment in January 2018. In the second quarter of fiscal 2018, the Company amended the Consulting Agreement. The amendment reduced the total fees due under the Consulting Agreement by $2.5 million (from $15 million to $12.5 million) and terminated the Company’s obligation to engage Merrick Ventures as its advisor. Instead, the amendment allows the Company to engage Merrick Ventures as its advisor, if it so chooses, but at no additional cost to the Company. If so engaged, the Company would indemnify Merrick Ventures if the Company requests it to meet with third parties. In June 2018, the Company paid the remaining $7.5 million in fees due under the amended Consulting Agreement in connection with the execution of the amendment. The Company recognized a credit of $2.5 million for the reduction in fees due under the Consulting Agreement in outside services in the second quarter of 2018. The non-compete covenants and amended Securities Purchase Agreement terms contained in the Consulting Agreement were not altered by the amendment and remain in place through December 31, 2020.
On May 23, 2018, the Company sold substantially all of the assets of forsalebyowner.com, LLC, for $2.5 million in cash, subject to a post-closing working capital adjustment. In connection with the sale agreement, the buyer agreed to purchase advertising placements from the Company in an amount at least equal to $4.5 million over a two-year term. The gain on sale and results are included in discontinued operations in the statement of operations for all periods presented. See Note 6 to the Consolidated Financial Statements for additional information related to the acquisition.
On May 28, 2018, the Company acquired Virginian-Pilot Media Companies, LLC (“Virginian-Pilot”), a company engaged in the ownership and operation of The Virginian-Pilot daily newspaper based in Norfolk, Virginia. The purchase price was $34 million subject to a post-closing working capital adjustment. As part of the acquisition, the Company also acquired Virginian-Pilot’s real estate portfolio (comprised of approximately 460,000 square feet), including its headquarters building in downtown Norfolk, its printing and distribution facilities in Virginia Beach and a number of satellite offices in Norfolk and North Carolina. See Note 5 to the Consolidated Financial Statements for additional information related to the acquisition.
On June 21, 2018, the Company used a portion of the proceeds from the Nant Transaction to repay the outstanding principal and terminate the Senior Term Facility. The Company also terminated the Senior ABL Facility. As a result of the Senior ABL Facility termination, the Company established $42.6 million of restricted cash for outstanding letters of credit previously secured by the Senior ABL Facility. As a result of the early extinguishment of debt, the Company incurred a $7.7 million loss related to expensing the remaining balance of original issue discount and debt origination fees. See Note 9 to the Consolidated Financial Statements for additional information related to the acquisition.

Segments
The Company manages its business as two distinct segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncX includes the Company’s digital revenues and related digital expenses, from local tronc websites, third party websites, mobile applications, digital-only subscriptions, Tribune Content Agency (“TCA”), and BestReviews.
troncM
troncM’s media groups include the Chicago Tribune Media Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group, the New York Daily News Group and the Virginia Media Group (includes the Daily Press and the recently acquired The Virginian-Pilot).
In the six months ended July 1, 2018, 40.9% of troncM’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and from the delivery of preprinted advertising supplements. Approximately 41.5% of operating revenues for the six months ended July 1, 2018 were generated from the sale of newspapers and other publications to individual subscribers or to sales outlets that re-sell the newspapers. The remaining 17.6% of operating revenues for the six months ended July 1, 2018 were generated from the provision of commercial printing and delivery services to other newspapers, direct mail advertising and services, and other related activities.
Newspaper print advertising is typically in the form of display, preprint or classified advertising. Advertising and marketing services revenues are comprised of three basic categories: retail, national and classified. Retail is a category of customers who tend to do business directly with the public. National is a category of customers who tend to do business directly with other businesses. Classified is a type of advertising which is other than display or preprint.
Circulation revenue results from the sale of print editions of newspapers to individual subscribers and the sale of print editions of newspapers to sales outlets that re-sell the newspapers.
Other revenues are derived from commercial printing and delivery services provided to other newspapers, direct mail advertising and services and other related activities. The Company contracts with a number of national and local newspapers to both print and distribute their respective publications in local markets where it is a newspaper publisher. In some instances where it prints publications, it also manages and procures newsprint, ink and plates on their behalf. These arrangements allow the Company to leverage its investment in infrastructure in those markets that support its own publications. As a result, these arrangements tend to contribute incremental profitability and revenues. The Company currently distributes national newspapers (including The New York Times, USA Today, and The Wall Street Journal) in its local markets under multiple agreements. Additionally, in New York, Chicago, and South Florida, the Company provides some or all of these services to other local publications.
Products and Services
Our product mix consists of three publication types: (i) daily newspapers, (ii) weekly newspapers and (iii) niche publications and direct mail. The key characteristics of each of these types of publications are summarized in the table below.

	Daily Newspapers	Weekly Newspapers	Niche Publications
Cost:	Paid	Paid and free	Paid and free
Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly, monthly or on an annual basis
Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales	Paid: Revenue from advertising, rack/box sales
		Free: Advertising revenue only	Free: Advertising revenue only

As of July 1, 2018, the Company’s prominent print publications include:

Media Group	City	Masthead	Circulation Type	Paid or Free
Chicago Tribune Media Group
	Chicago, IL	Chicago Tribune	Daily	Paid
	Chicago, IL	Chicago Magazine	Monthly	Paid
	Chicago, IL	Hoy	Weekly	Free
	Chicago, IL	RedEye	Weekly	Free
The New York Daily News Group
	New York, NY	New York Daily News	Daily	Paid
Sun Sentinel Media Group
	Broward County, FL, Palm Beach County, FL	Sun Sentinel	Daily	Paid
	Broward County, FL, Palm Beach County, FL	el Sentinel	Weekly	Free
Orlando Sentinel Media Group
	Orlando, FL	Orlando Sentinel	Daily	Paid
	Orlando, FL	el Sentinel	Weekly	Free
The Baltimore Sun Media Group
	Baltimore, MD	The Baltimore Sun	Daily	Paid
	Annapolis, MD	The Capital	Daily	Paid
	Westminster, MD	Carroll County Times	Daily	Paid
Hartford Courant Media Group
	Hartford County, CT, Middlesex County, CT, Tolland County, CT	The Hartford Courant	Daily	Paid
Virginia Media Group
	Newport News, VA (Peninsula)	Daily Press	Daily	Paid
	Norfolk, VA	The Virginian-Pilot	Daily	Paid
The Morning Call Media Group
	Lehigh Valley, PA	The Morning Call	Daily	Paid
troncX
troncX comprises the Company’s digital operations and includes the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital only subscriptions, TCA, and BestReviews.
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
On February 6, 2018, the Company acquired a 60% membership interest in BestReviews LLC (“BestReviews”), a company engaged in the business of testing, researching and reviewing consumer products. BestReviews generates referral fee revenue by directing online traffic from their published reviews to sites where the products can be purchased. BestReviews has affiliate agreements with online sellers, of which the two largest are Amazon.com and Walmart.com. BestReviews receives a referral fee once the product is purchased.

On May 23, 2018, the Company sold substantially all of the assets of forsalebyowner.com in an asset sale. The forsalebyowner.com results are included in discontinued operations in the statement of operations for all periods presented.
In the six months ended July 1, 2018, 61.2% of troncX’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space on interactive websites and digital marketing services. The remaining 38.8% of operating revenues for the six months ended July 1, 2018 were generated from the sale of digital content and other related activities.
Digital advertising consists of website display, banner ads, advertising widgets, coupon ads, video, search advertising and linear ads placed by tronc on websites. Advertising services include development of mobile websites, search engine marketing and optimization, social media account management and content marketing for its customers’ web presence for small to medium size businesses.
Products and Services
As of July 1, 2018, the Company’s prominent websites include:

Websites
www.tronc.com	www.orlandosentinel.com	www.thedailymeal.com
www.chicagotribune.com	www.orlandosentinel/elsentinel.com	www.theactivetimes.com
www.chicagomag.com	www.baltimoresun.com	www.dailypress.com
www.sun-sentinel.com	www.capitalgazette.com	www.pilotonline.com
www.sun-sentinel/elsentinel.com	www.carrollcountytimes.com	www.vivelohoy.com
www.bestreviews.com	www.courant.com	www.redeyechicago.com
www.nydailynews.com	www.themorningcall.com
The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of tronc’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter reflect spring advertising revenues, while the fourth quarter includes advertising revenues related to the holiday season.

Results of Operations
Consolidated
Operating results from continuing operations for the three and six months ended July 1, 2018 and June 25, 2017 are shown in the table below (in thousands).

	Three months ended			Six months ended
	July 1, 2018	June 25, 2017	% Change	July 1, 2018	June 25, 2017	% Change
Operating revenues	$253,037	$243,435	3.9%	$491,576	$483,410	1.7%
Compensation	106,455	92,609	15.0%	217,293	189,003	15.0%
Newsprint and ink	16,770	14,091	19.0%	31,368	28,425	10.4%
Outside services	81,818	80,526	1.6%	180,803	161,021	12.3%
Other operating expenses	36,297	38,760	(6.4%)	69,159	76,526	(9.6%)
Depreciation and amortization	12,942	12,987	(0.3%)	25,959	23,682	9.6%
Total operating expenses	254,282	238,973	6.4%	524,582	478,657	9.6%
Income (loss) from operations	(1,245)	4,462	*	(33,006)	4,753	*
Interest expense, net	(5,412)	(6,365)	(15.0%)	(11,976)	(12,800)	(6.4%)
Loss on early extinguishment of debt	(7,666)	—	*	$(7,666)	$—	*
Premium on stock buyback	—	—	*	—	(6,031)	*
Loss on equity investments, net	(665)	(723)	(8.0%)	(1,394)	(1,621)	(14.0%)
Other income, net	3,640	284	*	7,303	567	*
Income tax expense (benefit)	3,753	(402)	*	(2,926)	(2,280)	28.3%
Loss from continuing operations	(15,101)	(1,940)	*	(43,813)	(12,852)	*
Income from discontinued operations, net of taxes	280,545	8,781	*	294,745	16,704	*
Net Income	265,444	6,841	*	250,932	3,852	*
Income attributable to noncontrolling interest	448	—	*	710	—	*
Net income attributable to tronc	$264,996	$6,841	*	$250,222	$3,852	*
* Represents positive or negative change in excess of 100%
Three months ended July 1, 2018 compared to the Three months ended June 25, 2017
Operating Revenues—Operating revenues increased 3.9%, or $9.6 million, in the three months ended July 1, 2018 compared to the same period for 2017. The increase was due primarily to the combined impact of the acquisitions of the New York Daily News in the third quarter of 2017, BestReviews in the first quarter of 2018, and The Virginian-Pilot in the second quarter of 2018. Such acquisitions contributed $42.8 million in revenue during the three months ended July 1, 2018. The increase was partially offset by, decreases in advertising and other revenue. The decrease in advertising revenue also reflects the conversion of the Cars.com agreement.
Compensation Expense—Compensation expense increased 15.0%, or $13.8 million, in the three months ended July 1, 2018 due primarily to compensation expenses from the acquisitions mentioned above. The $20.5 million increase from acquisitions was partially offset by a decrease in salary expense of $6.5 million as a result of the reduction in headcount due to the prior periods personnel restructuring.
Newsprint and Ink Expense—Newsprint and ink expense increased 19.0%, or $2.7 million, in the three months ended July 1, 2018 due primarily to newsprint and ink expenses from the acquisitions mentioned above. The $4.8 million increase from acquisitions were partially offset by a 33.3% decrease in consumption, partially offset by a 23.3% increase in the average cost per ton of newsprint.

Outside Services Expense—Outside services expense increased 1.6%, or 1.3 million, in the three months ended July 1, 2018 due primarily to outside services expense from the acquisitions mentioned above. The $9.7 million increase from acquisitions was partially offset by a decreases in production and distribution expenses of $3.7 million and a decrease in expense of $2.5 million related to the Consulting Agreement described in Note 4 to the Consolidated Financial Statements.
Other Operating Expenses—Other expenses decreased 6.4%, or $2.5 million, in the three months ended July 1, 2018 due primarily to a $8.1 million decrease in affiliate fees related to the conversion of the Cars.com agreement, a $3.1 million decrease in general operating expenses and a $2.2 million decrease in occupancy expense partially offset by a $10.8 million increase due to the acquisitions mentioned above.
Depreciation and Amortization Expense—Depreciation and amortization expense was consistent with the prior year.
Interest Expense, Net—Interest expense decreased slightly as the Senior Term Facility was repaid in full in June 2018. See Note 9 to the Consolidated Financial Statements for more information on the debt repayment.
Loss on Equity Investments, Net—Loss on equity investments, net was consistent with the prior year.
Other Income, Net—The increase in other income, net is due to increased credits related to periodic benefit costs. See Note 11 to the Consolidated Financial Statements for additional information on the Company’s pension and other postretirement benefits.
Income Tax Expense (Benefit)—Income tax expense (benefit) decreased $4.2 million for the three months ended July 1, 2018 over the prior year period. The effective tax rate on pretax income was (33.1%) in the three months ended July 1, 2018. This rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit and non-deductible expenses. For the three months ended July 1, 2018, the Company recorded an income tax expense of $3.8 million.
For the three months ended June 25, 2017, the Company recorded income tax benefit of $0.4 million. The effective tax rate on pretax income was 17.2% in the three months ended June 25, 2017. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit and non-deductible expenses.
Six Months Ended July 1, 2018 compared to the Six Months Ended June 25, 2017
Operating Revenues—Operating revenues increased 1.7%, or $8.2 million, in the six months ended July 1, 2018 compared to the same period for 2017. The increase was due primarily to the combined impact of the acquisitions of the New York Daily News in the third quarter 2017, BestReviews in the first quarter of 2018, and The Virginian-Pilot in the second quarter of 2018. Such acquisitions contributed $71.9 million in revenue during the six months ended July 1, 2018. The increase was partially offset by decreases in advertising and other revenue. The decrease in advertising revenue also reflects the conversion of the Cars.com agreement.
Compensation Expense—Compensation expense increased 15.0%, or $28.3 million, in the six months ended July 1, 2018 due primarily to compensation expenses from the acquisitions mentioned above. In addition to the $37.5 million increase from acquisitions, severance expense increased $3.5 million and incentives expense increased $2.3 million. These increases were partially offset by a decrease in salary expense of $11.9 million as a result of the reduction in headcount due to personnel restructuring in prior periods.
Newsprint and Ink Expense—Newsprint and ink expense increased 10.4%, or $2.9 million, in the six months ended July 1, 2018 due primarily to newsprint and ink expenses from the acquisitions mentioned above. The $7.8 million increase from acquisitions were partially offset by a 31.1% decrease in consumption, partially offset by a 13.8% increase in the average cost per ton of newsprint.
Outside Services Expense—Outside services expense increased 12.3%, or $19.8 million, in the six months ended July 1, 2018 due primarily to outside services expense of $14.8 million related to the acquisitions mention above and expense related to the Consulting Agreement described in Note 4 to the Consolidated Financial Statements, partially offset by a decrease in circulation and distribution expenses of $6.9 million.
Other Operating Expenses—Other expenses decreased 9.6%, or $7.4 million, in the six months ended July 1, 2018 due primarily to a $16.4 million decrease in affiliate fees related to the conversion of the Cars.com agreement, $8.0 decrease in general operating expenses and a $2.8 million decrease in occupancy expense partially offset by a $20.4 million increase due to the acquisitions mentioned above.
Depreciation and Amortization Expense—Depreciation and amortization increased $2.3 million in the six months ended July 1, 2018, due primarily to expense from the acquisitions mentioned above.
Interest Expense, Net—Interest expense decreased slightly as the Senior Term Facility was repaid in full in June 2018. See Note 9 to the Consolidated Financial Statements for more information on the debt repayment.
Premium on Stock Buyback—On March 23, 2017, the Company purchased 3,745,947 shares of the Company’s stock for $56.2 million, or $15 per common share. The fair value of the stock as of the purchase date was $50.2 million, or $13.39 per common share. The $6.0 million difference between the purchase price and the transaction date fair value was recorded as a premium on the stock buyback, a non-operating expense. See Note 14 to the Consolidated Financial Statements for additional information.
Loss on Equity Investments, Net—Loss on equity investments, net was consistent with the prior year.
Other Income, Net - The increase in other income, net is due to increased credits related to periodic benefit costs. See Note 11 to the Consolidated Financial Statements for additional information on the Company’s pension and other postretirement benefits.
Income Tax Expense (Benefit)—Income tax expense (benefit) decreased $0.6 million for the six months ended July 1, 2018 over the prior year period. The effective tax rate on pretax income was 6.3% in the six months ended July 1, 2018. This rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit and non-deductible expenses. For the six months ended July 1, 2018, the Company recorded an income tax benefit of $7.2 million.
For the six months ended June 25, 2017, the Company recorded income tax expense of $2.3 million. The effective tax rate on pretax income was 15.1% in the six months ended June 25, 2017. This rate differs from the U.S. federal statutory rate of 35% primarily because the $6.0 million premium on stock buyback is a nondeductible permanent difference for the calculation of income taxes. The rate also differs due to state income taxes, net of federal benefit and nondeductible expenses and the domestic production activities deduction.
Segments
The Company manages its business as two distinct segments, troncM and troncX. troncM is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. troncX includes the Company’s digital revenues and related digital expenses from local tronc websites, third party websites, mobile applications, digital only subscriptions, TCA, and BestReviews.
The Company measures segment profit using income from operations, which is defined as net income before net interest expense, gain on investment transactions, reorganization items and income taxes.

The tables below show the segmentation of income and expenses from continuing operations for the three and six months ended July 1, 2018 as compared to the three and six months ended June 25, 2017 (in thousands). Each three-month period consists of 13 weeks.

	Three Months Ended
	troncM		troncX		Corporate and Eliminations		Consolidated
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Total revenues	$212,297	$204,878	$40,141	$39,480	$599	$(923)	$253,037	$243,435
Operating expenses	204,410	191,803	36,691	36,403	13,181	10,767	254,282	238,973
Income (loss) from operations	7,887	13,075	3,450	3,077	(12,582)	(11,690)	(1,245)	4,462
Depreciation and amortization	3,990	5,281	4,505	3,512	4,447	4,194	12,942	12,987
Adjustments (1)	3,865	5,422	3,312	785	3,344	3,935	10,521	10,142
Adjusted EBITDA	$15,742	$23,778	$11,267	$7,374	$(4,791)	$(3,561)	$22,218	$27,591
(1) See Non-GAAP Measures for additional information on adjustments.

	Six months ended
	troncM		troncX		Corporate and Eliminations		Consolidated
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Total revenues	$416,508	$408,801	$75,285	$76,407	$(217)	$(1,798)	$491,576	$483,410
Operating expenses	408,821	383,618	72,453	73,755	43,308	21,284	524,582	478,657
Income (loss) from operations	7,687	25,183	2,832	2,652	(43,525)	(23,082)	(33,006)	4,753
Depreciation and amortization	7,962	8,565	9,054	6,689	8,943	8,428	25,959	23,682
Adjustments (1)	8,744	6,373	5,262	1,934	23,687	7,749	37,693	16,056
Adjusted EBITDA	$24,393	$40,121	$17,148	$11,275	$(10,895)	$(6,905)	$30,646	$44,491

troncM

	Three Months Ended			Six Months Ended
(in thousands)	July 1, 2018	June 25, 2017	% Change	July 1, 2018	June 25, 2017	% Change
Operating revenues:
Advertising	$87,800	$93,285	(5.9%)	$170,542	$184,084	(7.4%)
Circulation	88,616	73,978	19.8%	173,242	149,011	16.3%
Other	35,881	37,615	(4.6%)	72,724	75,706	(3.9%)
Total revenues	212,297	204,878	3.6%	416,508	408,801	1.9%
Operating expenses	204,410	191,803	6.6%	408,821	383,618	6.6%
Income from operations	7,887	13,075	(39.7%)	7,687	25,183	(69.5%)
Depreciation and amortization	3,990	5,281	(24.4%)	7,962	8,565	(7.0%)
Adjustments (1)	3,865	5,422	(28.7%)	8,744	6,373	37.2%
Adjusted EBITDA	$15,742	$23,778	(33.8%)	$24,393	$40,121	(39.2%)
(1) See Non-GAAP Measures for additional information on adjustments.
Three Months Ended July 1, 2018 compared to the Three Months Ended June 25, 2017
Advertising Revenues—Total advertising revenues decreased 5.9%, or $5.5 million, in the three months ended July 1, 2018. Retail advertising decreased $13.5 million, year over year, primarily due to decreases in food and drug stores, department store, specialty merchandise, furniture and general merchandise categories. National advertising decreased $2.2 million, year over year, primarily due to decreases in advertising agency, wireless and media categories. Classified advertising revenues decreased $1.2 million due to decreases in all categories. These decreases were partially offset by $11.3 million of advertising revenue from the the acquisitions of the New York Daily News in the third quarter 2017, and The Virginian-Pilot in the second quarter of 2018.
Circulation Revenues—Circulation revenues increased 19.8%, or $14.6 million, in the three months ended July 1, 2018, due primarily to $16.0 million from the acquisitions mentioned above, plus an increase in rates partially offset by a decrease in volume.
Other Revenues—Other revenues decreased 4.6%, or $1.7 million, in the three months ended July 1, 2018, due primarily to declines of $3.2 million in revenues from commercial print and delivery, $1.9 million in revenues from content syndication and other and $1.2 million in revenues from direct mail. These decreases were partially offset by $4.6 million from the acquisitions mentioned above.
Operating Expenses—Operating expenses increased 6.6%, or $12.6 million, in the three months ended July 1, 2018, due primarily to $38.3 million of operating expenses from the acquisitions mentioned above. This increase was partially offset by decreases in almost all expense categories.
Six Months Ended July 1, 2018 compared to the Six Months Ended June 25, 2017
Advertising Revenues—Total advertising revenues decreased 7.4%, or $13.5 million, in the six months ended July 1, 2018 compared to the six months ended June 25, 2017. Retail advertising decreased $25.2 million due to decreases in food and drug stores, furniture, department store, specialty merchandise and general merchandise categories. National advertising decreased $4.4 million, year over year, primarily due to decreases in advertising agency, wireless and media categories. Classified advertising revenues decreased $2.2 million due to decreases in all categories. These decreases were partially offset by $18.3 million of advertising revenue from the acquisitions mentioned above.
Circulation Revenues—Circulation revenues increased 16.3%, or $24.2 million, in the six months ended July 1, 2018, due primarily to $26.4 million from the acquisitions mentioned above. This increase was partially offset by a decrease in volume.
Other Revenues—Other revenues decreased $3.0 million, or 3.9%, in the six months ended July 1, 2018, due primarily to declines of $6.6 million in revenues from commercial print and delivery, $2.8 million in revenues from content syndication and other, and $2.2 million in revenues from direct mail. These decreases were partially offset by $8.6 million from the acquisitions mentioned above.
Operating Expenses—Operating expenses increased 6.6%, or $25.2 million, in the six months ended July 1, 2018, due primarily to $68.3 million of operating expenses from the acquisitions mentioned above, partially offset by decreases in almost all expense categories.
troncX

	Three Months Ended			Six Months Ended
(in thousands)	July 1, 2018	June 25, 2017	% Change	July 1, 2018	June 25, 2017	% Change
Operating revenues:
Advertising	$23,987	$31,577	(24.0%)	$46,037	$60,493	(23.9%)
Content	16,154	7,903	*	29,248	15,914	83.8%
Total revenues	40,141	39,480	1.7%	75,285	76,407	(1.5%)
Operating expenses	36,691	36,403	0.8%	72,453	73,755	(1.8%)
Income from operations	3,450	3,077	12.1%	2,832	2,652	6.8%
Depreciation and amortization	4,505	3,512	28.3%	9,054	6,689	35.4%
Adjustments (1)	3,312	785	*	5,262	1,934	*
Adjusted EBITDA	$11,267	$7,374	52.8%	$17,148	$11,275	52.1%
* Represents positive or negative change in excess of 100%
(1) See Non-GAAP Measures for additional information on adjustments.
Three Months Ended July 1, 2018 compared to the Three Months Ended June 25, 2017
Advertising Revenues—Total advertising revenues decreased 24.0%, or $7.6 million, in the three months ended July 1, 2018. Classified advertising revenue decreased $11.3 million, primarily due to a decrease in the automotive category as a result of the conversion of the Cars.com agreement. This decrease was partially offset by the combined impact of the acquisitions of the New York Daily News in the third quarter 2017, BestReviews in the first quarter of 2018, and The Virginian-Pilot in the second quarter of 2018. Such acquisitions contributed $4.8 million in revenue during the three months ended July 1, 2018. Additionally, retail advertising revenue increased $1.6 million, primarily due to increases in the car dealerships and lots category, partially offset by decreases in the hardware stores and amusements categories. National advertising revenue remained consistent with prior year.
Content Revenues—Content revenues increased 104.4%, or $8.3 million, in the three months ended July 1, 2018, due primarily to $6.1 million from the acquisitions mentioned above and an increase of $1.7 million in digital subscription revenue.
Operating Expenses—Operating expenses for the three months ended July 1, 2018, remained consistent with the prior year period. The increases related to the acquisitions mentioned above of $8.1 million were generally offset by decreases across most expense categories excluding incremental expenses from the acquired entities.
Six Months Ended July 1, 2018 compared to the Six Months Ended June 25, 2017
Advertising Revenues—Total advertising revenues decreased 23.9%, or $14.5 million, in the six months ended July 1, 2018. Classified advertising revenue decreased $24.6 million, primarily due to a decrease in the automotive category as a result of the conversion of the Cars.com agreement. This decrease was partially offset by $18.3 million of advertising revenue from the acquisitions mentioned above and a $2.8 million increase in retail advertising revenue primarily due to increases in the car dealerships and lots category, partially offset by decreases in the hardware stores, amusements and food and drug store categories. National advertising revenue remained consistent with prior year.
Content Revenues—Content revenues increased 83.8%, or $13.3 million, in the six months ended July 1, 2018, due primarily to $9.8 million from the acquisitions mentioned above and an increase of $3.1 million in digital subscription revenue.

Operating Expenses—Operating expenses decreased 1.8%, or $1.3 million, in the three months ended July 1, 2018, due to decreases across most expense categories excluding incremental expenses from the acquired entities. These decreases were partially offset by $14.2 million in operating expenses from the acquisitions mentioned above.
Non-GAAP Measures
Adjusted EBITDA—The Company defines Adjusted EBITDA as net income (loss) from continuing operations before equity in earnings of unconsolidated affiliates, income taxes, loss on early debt extinguishment, interest expense, other (expense) income, realized gain (loss) on investments, reorganization items, depreciation and amortization, net income attributable to noncontrolling interest, and other items that the Company does not consider in the evaluation of ongoing operating performance. These items include stock-based compensation expense, restructuring charges, transaction expenses, certain other charges and gains that the Company does not believe reflects the underlying business performance.

	Three Months Ended			Six Months Ended
(in thousands)	July 1, 2018	June 25, 2017	% Change	July 1, 2018	June 25, 2017	% Change
Net loss from continuing operations	$(15,101)	$(1,940)	*	$(43,813)	$(12,852)	*

Income tax expense (benefit) from continuing operations	3,753	(402)	*	(2,926)	(2,280)	28.3%
Interest expense, net	5,412	6,365	(15.0%)	11,976	12,800	(6.4%)
Loss on early extinguishment of debt	7,666	—	*	7,666	—	*
Premium on stock buyback	—	—	*	—	6,031	*
Loss on equity investments, net	665	723	(8.0%)	1,394	1,621	(14.0%)
Other income, net (1)	(3,640)	(284)	*	(7,303)	(567)	*
Income (loss) from continuing operations	(1,245)	4,462	*	(33,006)	4,753	*
Depreciation and amortization	12,942	12,987	(0.3%)	25,959	23,682	9.6%
Restructuring and transaction costs (2)	7,578	7,609	(0.4%)	33,163	11,606	*
Stock-based compensation	2,943	2,401	22.6%	4,530	4,069	11.3%
Employee voluntary separation program	—	132	*	—	381	*
Adjusted EBITDA from continuing operations	$22,218	$27,591	(19.5%)	$30,646	$44,491	(31.1%)
* Represents positive or negative change in excess of 100%

(1) -
Effective January 1, 2018, the Company adopted ASU 2017-07, which requires certain components of net benefit costs to be presented outside of income from operations. The standard required retrospective application. Accordingly, amounts presented in the prior period have been adjusted to conform with the standard.

(2) -
Restructuring and transaction costs include costs related to tronc's internal restructuring, such as severance, charges associated with vacated space, costs related to completed and potential acquisitions and a one-time charge related to the Consulting Agreement.

Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes that because Adjusted EBITDA excludes (i) certain non-cash expenses (such as depreciation, amortization, stock-based compensation, and gain/loss on equity investments) and (ii) expenses that are not reflective of the Company’s core operating results over time (such as restructuring costs, including the employee voluntary separation program and gain/losses on employee benefit plan terminations, litigation or dispute settlement charges or gains, premiums on stock buyback and transaction-related costs), this measure provides investors with additional useful information to measure the Company’s financial performance, particularly with respect to changes in performance from period to period.  The Company’s management uses Adjusted EBITDA (a) as a measure of operating performance; (b) for planning and forecasting in future periods; and (c) in communications with the Company’s Board of Directors concerning the Company’s financial performance. In addition, Adjusted EBITDA, or a similarly calculated measure, has been used as the basis for certain financial maintenance covenants that the Company is subject to in connection with certain credit facilities. Since not all companies use identical calculations, the Company’s presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies and should not be used by investors as a substitute or alternative to net income or any measure of financial performance calculated and presented in accordance with U.S. GAAP. Instead, management believes Adjusted EBITDA should be used to supplement the Company’s financial measures derived in accordance with U.S. GAAP to provide a more complete understanding of the trends affecting the business.
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

Liquidity and Capital Resources
The Company believes that its working capital and future cash from operations discussed below will provide adequate resources to fund its operating and financing needs for the foreseeable future. The Company’s access to, and the availability of, financing in the future will be impacted by many factors, including its credit rating, the liquidity of the overall capital markets and the current state of the economy. There can be no assurances that the Company will have access to capital markets on acceptable terms.
Sources and Uses
The Company expects to fund capital expenditures, interest and principal and pension payments due in 2018 and other operating requirements through a combination of cash flows from operations and investments. The Company’s financial and operating performance remains subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond the control of the Company and, despite the Company’s current liquidity position, no assurances can be made that cash flows from operations and investments, or dispositions of assets or operations will be sufficient to satisfy the Company’s future liquidity needs.
The table below details the total operating, investing and financing activity cash flows from continuing operations for the six months ended July 1, 2018 and June 25, 2017 (in thousands):

	Six months ended
	July 1, 2018	June 25, 2017
Net cash provided by operating activities	$41,179	$6,716
Net cash used for investing activities	(100,758)	(10,721)
Net cash used for financing activities	(354,145)	(67,680)
Decrease in cash attributable to continuing operations	$(413,724)	$(71,685)
Cash flow generated from operating activities is tronc’s primary source of liquidity. Net cash provided by operating activities from continuing operations was $41.2 million for the six months ended July 1, 2018, up $34.5 million from $6.7 million for the six months ended June 25, 2017. The increase was primarily driven by favorable fluctuations in working capital partially offset by lower operating results and a $7.5 million payment due under the Consulting Agreement.
Net cash used for investing activities from continuing operations totaled $100.8 million in the six months ended July 1, 2018, primarily due to $68.0 million used for acquisitions and $30.4 million used for capital expenditures. In the six months ended June 25, 2017, net cash used in investing activities totaled $10.7 million primarily due to $9.2 million for capital expenditures.

Net cash used for financing activities totaled $354.1 million in the six months ended July 1, 2018 primarily due to $353.3 million used for loan payments on senior debt. In the six months ended June 25, 2017, net cash used for financing activities totaled $67.7 million which included $56.2 million used to repurchase shares of the Company’s common stock and $10.5 million in loan payments on senior debt.
Net cash provided by discontinued operations totaled $485.5 million in the six months ended July 1, 2018, primarily due to net proceeds of $497.7 million from the sale of the California Properties and forsalebyowner.com. In the six months ended June 25, 2017, net cash provided by discontinued operations totaled $47.5 million primarily due to cash provided by operating activities of the Los Angeles Times and The San Diego Union-Tribune.
Acquisitions and Dispositions
On February 7, 2018, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) by and between the Company and Nant Capital, LLC (“Nant Capital”) pursuant to which the Company would sell the California Properties to Nant Capital for an aggregate purchase price of $500 million in cash, plus the assumption of unfunded pension liabilities related to the San Diego Pension Plan, subject to a customary post-closing working capital adjustment (the "Nant Transaction"). The Nant Transaction closed on June 18, 2018.
On May 28, 2018, Tribune Publishing Company, LLC, a wholly-owned subsidiary of the Company, acquired Virginian-Pilot Media Companies, LLC (“Virginian-Pilot”), the owner of The Virginian-Pilot daily newspaper based in Norfolk, Virginia, pursuant to a Securities Purchase Agreement, entered into on the same date (the “Purchase Agreement”), by and among Purchaser, Virginian-Pilot and Landmark Media Enterprises, LLC (“Seller”) for a total purchase price of $34.0 million in cash, subject to a post-closing working capital adjustment.
On May 23, 2018, the Company sold substantially all of the assets of forsalebyowner.com in an asset sale for $2.5 million, plus an advertising sales commitment of $4.5 million over a term of 2 years.
On February 6, 2018, the Company acquired a 60% membership interest in BestReviews. The total purchase price of $68.3 million consisted of $33.7 million in cash, subject to a post-closing working capital adjustment, and $34.6 million in common stock of the Company. The Company issued 1,913,438 shares of common stock in connection with the closing.
See Notes 5 and 6 to the Consolidated Financial Statements for additional information about the acquisitions and dispositions.
Employee Reductions
During the second quarter of 2017, the Company contracted with a third party to outsource the printing, packaging and delivery of the Orlando Sentinel. The change in operations resulted in staff reductions of 112 positions and a pretax charge related to those reductions of $2.3 million.
The Company implemented reductions of 106 and 287 positions during the three and six months ended July 1, 2018, respectively, and recorded pretax charges related to these reductions of $5.0 million and $10.7 million, respectively. In addition to the staff reductions related to the outsourcing of the printing, packaging and delivery of the Orlando Sentinel discussed above, the Company implemented reductions of 41 and 92 positions during the three and six months ended June 25, 2017, respectively, and recorded pretax charges related to these reductions of $0.9 million and $3.0 million during the three and six months ended June 25, 2017, respectively.
Subsequent to July 1, 2018, the Company implemented reductions of 178 positions of which approximately 50% were at the New York Daily News. The Company is expected to take a total pre-tax charge of between $5.2 million and $5.4 million in the third quarter of 2018 related to such reduction. The related salary continuation payments will start in the third quarter of 2018 and continue until the second quarter of 2019.
Debt
During the quarter ended July 1, 2018, the Company used a portion of the proceeds received from the Nant Transaction to repay the Senior Term Facility and terminated the Senior ABL Facility. On June 21, 2018, the Company repaid the outstanding principal balance of $348.0 million under the Senior Term Facility and terminated the agreement. As a result of the early extinguishment of debt, the Company incurred a $7.7 million loss related to expensing the remaining balance of original issue discount and initiation fees. Additionally, on June 21, 2018, the Company terminated the Senior ABL Facility. As a result of the Senior ABL Facility termination, the Company established $42.6 million of restricted cash for outstanding letters of credit previously secured by the Senior ABL Facility. See Note 9 to the Consolidated Financial Statements for more information related to the repayment and termination.
New Accounting Standards
See Note 1 in the Consolidated Financial Statements for a description of new accounting standards issued and/or adopted in the six months ended July 1, 2018.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of July 1, 2018, there had been no material changes in the Company’s exposure to market risk from the disclosure included in the annual report on Form 10-K as filed with the SEC on March 16, 2018.
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
Except as discussed below, there has been no change in our internal control over financial reporting that occurred during the quarter ended July 1, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As discussed above, the Company acquired a 60% membership interest in BestReviews on February 6, 2018 and a 100% interest in Virginian-Pilot on May 28, 2018. The Company is currently in the process of integrating BestReviews and Virginian-Pilot into its existing internal control over financial reporting processes. In executing this integration, the Company is analyzing, evaluating, and where necessary, may make changes in controls and procedures related to the BestReviews and Virginian-Pilot operations. The Company expects that this process will be completed in fiscal year 2018 and the Company expects to include BestReviews and Virginian-Pilot in its final assessment of internal control over financial reporting as of December 30, 2018.
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
Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management L.P. on behalf of its managed entities that were holders of TCO’s senior notes and

Exchangeable Subordinated Debentures due 2029 (“PHONES”), (ii) Law Debenture Trust Company of New York (“Law Debentures”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for TCO’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to a series of transactions consummated by TCO, the TCO employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. Each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Delaware Trust and Deutsche Bank, which remain pending before the U. S. District Court for the District of Delaware. There is no stay of the Confirmation Order in place pending resolution of the confirmation related appeals.
The Bankruptcy Court has entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases, including the last one of the tronc Debtors’ cases. The remaining Chapter 11 cases relate to Debtors and successor legal entities that are subsidiaries of TCO. These cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against various of the Debtors (including certain of the tronc Debtors) in the Chapter 11 cases remain unresolved. The remaining Chapter 11 cases continue to be administered under the caption “In re: Tribune Media Company, et al.,” Case No 08-13141.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Our Proxy Statement filed with the SEC on April 6, 2018 listed an address to be used for communications sent after June 15, 2018 to our company, including communications to our Board of Directors, Corporate Secretary, and Chairs of our Board committees. On June 18, 2018, we moved our headquarters to 160 N. Stetson Avenue, Chicago, Illinois 60601. Future communications should be sent to this address rather than the 130 East Randolph Street address noted in the Proxy Statement.
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

2.2*
Acquisition Agreement, dated February 6, 2018, by and among Best Reviews, Inc., Best Reviews LLC, Tribune Publishing Company, LLC, and tronc, Inc., and Denis Grosz (as the Sellers’ Representative), and the Stockholders defined in the Purchase Agreement (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on February 7, 2018).

2.3*	Membership Interest Purchase Agreement, dated February 7, 2018, by and among Nant Capital, LLC, and tronc, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on February 7, 2018).

2.4*
Asset Purchase Agreement dated March 13, 2018, by and among forsalebyowner.com, LLC; the Buyer thereunder; and for certain sections, In-House Realty LLC and Tribune Publishing Company, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on May 23, 2018).

2.5*
Securities Purchase Agreement, dated May 28, 2018, by and among Tribune Publishing Company, LLC, Virginian-Pilot Media Companies, LLC and Landmark Media Enterprises, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on May 29, 2018).

3.1*	Amended and Restated Certificate of Incorporation of tronc, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 8-A filed on June 17, 2016)

3.2*	Amended and Restated By-laws of tronc, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 8-A filed on June 17, 2016).

10.1
Amendment No. 1 to Consulting Agreement, dated June 17, 2018, by and among Tribune Publishing Company, LLC, Merrick Ventures LLC and, solely for certain sections thereof, Michael W. Ferro, Jr., Merrick Media, LLC and tronc, Inc.

10.2~	Form of Director Restricted Stock Award Agreement for awards beginning May 2018.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRONC, INC.

August 10, 2018	By:	/s/ Terry Jimenez
Terry Jimenez
Executive Vice President and Chief Financial Officer

August 10, 2018	By:	/s/ Michael N. Lavey
Michael N. Lavey
Chief Accounting Officer and Controller