Form 10-Q
period 2018-09-30
Tribune Publishing Co
filed 2018-11-08
CIK 1593195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
TRIBUNE PUBLISHING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

160 N. Stetson Avenue
Chicago Illinois	60601
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (312) 222-9100

Former name, former address and former fiscal year, if changed since last report.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  X   No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” an “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ____	Accelerated filer X
Non-accelerated filer ____	Smaller reporting company ____
Emerging growth company ____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ____
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2018
Common Stock, $0.01 par value	35,601,362

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

PART I.
Item 1.    Financial Statements
TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017

Operating revenues	$255,770	$236,155	$747,173	$719,565
Operating expenses:
Compensation	107,762	97,304	324,982	286,306
Newsprint and ink	16,980	12,974	48,348	41,399
Outside services	81,572	78,572	262,372	239,593
Other operating expenses	47,270	37,302	116,220	113,828
Depreciation and amortization	12,179	12,124	37,567	35,105
Total operating expenses	265,763	238,276	789,489	716,231
Income (loss) from operations	(9,993)	(2,121)	(42,316)	3,334
Interest income (expense), net	303	(6,510)	(11,673)	(19,310)
Loss on early extinguishment of debt	—	—	(7,666)	—
Premium on stock buyback	—	—	—	(6,031)
Loss on equity investments, net	(434)	(403)	(1,828)	(2,024)
Other income, net	3,640	86	10,943	653
Loss from continuing operations before income taxes	(6,484)	(8,948)	(52,540)	(23,378)
Income tax expense (benefit)	(5,835)	3,697	(8,719)	1,612
Loss from continuing operations	(649)	(12,645)	(43,821)	(24,990)
Plus: Earnings (loss) from discontinued operations, net of taxes	(3,586)	14,701	290,665	30,898
Net income (loss)	(4,235)	2,056	246,844	5,908
Less: Income (loss) attributable to noncontrolling interest	(239)	—	471	—
Net income (loss) attributable to Tribune common stockholders	$(3,996)	$2,056	$246,373	$5,908
Loss from continuing operations per common share:
Basic	$(0.01)	$(0.38)	$(1.26)	$(0.73)
Diluted	$(0.01)	$(0.38)	$(1.26)	$(0.73)
Net income (loss) attributable to Tribune per common share:
Basic	$(0.11)	$0.06	$7.01	$0.17
Diluted	$(0.11)	$0.06	$7.01	$0.17
Weighted average shares outstanding:
Basic	35,409	33,242	35,166	34,124
Diluted	35,409	33,242	35,166	34,124

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Net income (loss)	$(4,235)	$2,056	$246,844	$5,908
Other comprehensive income, net of taxes:
Amortization of items to periodic pension cost during the period, net of taxes of ($916), ($134), ($2,746) and ($401), respectively	(2,376)	(204)	(7,128)	(614)
Foreign currency translation	(6)	—	(11)	1
Other comprehensive loss, net of taxes	(2,382)	(204)	(7,139)	(613)
Comprehensive income (loss) recognized in continuing operations	(6,617)	1,852	239,705	5,295
Accumulated other comprehensive income recognized in discontinued operations, net of taxes of $9,702	—	—	25,397	—
Comprehensive income (loss)	(6,617)	1,852	265,102	5,295
Comprehensive income (loss) attributable to noncontrolling interest	(239)	—	471	—
Comprehensive income (loss) attributable to Tribune common stockholders	$(6,378)	$1,852	$264,631	$5,295

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISING COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash	$97,582	$185,351
Accounts receivable, (net of allowances of $11,190 and $8,988)	135,950	122,501
Inventories	11,402	7,412
Prepaid expenses and other	38,991	29,663
Assets related to discontinued operations	—	61,778
Total current assets	283,925	406,705

Property, plant and equipment
Machinery, equipment and furniture	126,423	110,598
Buildings and leasehold improvements	81,233	36,987
	207,656	147,585
Accumulated depreciation	(72,132)	(61,473)
	135,524	86,112
Advance payments on property, plant and equipment	10,543	8,386
Property, plant and equipment, net	146,067	94,498

Other assets
Goodwill	134,747	48,700
Intangible assets, net	79,383	64,996
Software, net	29,515	40,700
Restricted cash	43,947	—
Deferred income taxes	—	1,124
Other long-term assets	30,001	31,163
Assets related to discontinued operations	—	177,247
Total other assets	317,593	363,930

Total assets	$747,585	$865,133

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
(In thousands, except per share data)
(Unaudited)

	September 30, 2018	December 31, 2017
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$65,946	$65,724
Employee compensation and benefits	40,058	49,262
Deferred revenue	53,580	50,314
Current portion of long-term debt	405	21,486
Other current liabilities	22,309	15,453
Liabilities associated with discontinued operations	51,380	58,665
Total current liabilities	233,678	260,904

Non-current liabilities
Pension and postretirement benefits payable	17,813	23,438
Deferred income tax liability	3	—
Deferred revenue	3,086	4,818
Long-term debt	6,773	331,065
Workers’ compensation, general liability and auto insurance payable	31,453	33,452
Other obligations	41,815	25,794
Liabilities associated with discontinued operations	—	116,500
Total non-current liabilities	100,943	535,067

Noncontrolling interest	39,371	—

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 30,000 shares; no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $.01 par value. Authorized 300,000 shares, 37,447 shares issued and 35,494 shares outstanding at September 30, 2018; 37,551 shares issued and 33,684 shares outstanding at December 31, 2017	374	376
Additional paid-in capital	164,665	150,229
Retained earnings (accumulated deficit)	229,983	(16,390)
Accumulated other comprehensive income (loss)	4,731	(13,527)
Treasury stock, at cost - 1,954 shares at September 30, 2018 and 3,867 shares at December 31, 2017	(26,160)	(51,526)
Total stockholders’ equity	373,593	69,162

Total liabilities and stockholders’ equity	$747,585	$865,133

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained earnings	AOCI	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2017	37,551	$376	$150,229	$(16,390)	$(13,527)	$(51,526)	$69,162
Comprehensive income (loss) attributable to controlling interests	—	—	—	246,373	(7,139)	—	239,234
AOCI recognized in discontinued operations	—	—	—	—	25,397	—	25,397
Issuance of stock from treasury for acquisition	—	—	9,229	—	—	25,366	34,595
Issuance of stock from restricted stock and restricted stock unit conversions	339	3	(3)	—	—	—	—
Exercise of stock options	7	—	134	—	—	—	134
Stock-based compensation	—	—	8,177	—	—	—	8,177
Withholding for taxes on restricted stock unit conversions	—	—	(3,106)	—	—	—	(3,106)
Forfeited restricted stock	(450)	(5)	5	—	—	—	—
Balance at September 30, 2018	37,447	$374	$164,665	$229,983	$4,731	$(26,160)	$373,593

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2018	September 24, 2017
Operating Activities From Continuing Operations
Net loss	$(43,821)	$(24,990)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	37,567	35,105
Stock compensation expense	7,513	7,279
Loss on equity investments, net	1,828	2,449
Loss on early extinguishment of debt	7,666	—
Deferred income taxes	3,818	11,292
Non-current deferred revenue	(1,732)	(1,070)
Premium on stock buyback	—	6,031
Pension contribution	(3,419)	—
Postretirement medical, life and other benefits	(12,615)	(1,646)
Changes in working capital items, excluding acquisitions:
Accounts receivable, net	2,045	25,287
Prepaid expenses, inventories and other current assets	14,084	(11,314)
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	(22,700)	(26,776)
Other, net	2,474	941
Net cash provided by (used for) operating activities	(7,292)	22,588

Investing Activities From Continuing Operations
Capital expenditures	(48,956)	(13,137)
Acquisition of business, net of cash acquired	(70,999)	3,305
Other, net	(2,207)	(1,841)
Net cash used for investing activities	(122,162)	(11,673)

Financing Activities From Continuing Operations
Repayment of long-term debt	(353,253)	(15,817)
Purchase of treasury stock	—	(56,189)
Withholding for taxes on RSU vesting	(3,106)	(2,077)
Dividends paid to noncontrolling interest	(2,000)	—
Dividends paid to common stockholders	—	(145)
Proceeds from exercise of stock options	—	95
Other	(151)	(34)
Net cash used for financing activities	(358,510)	(74,167)

Decrease in cash attributable to continuing operations	$(487,964)	$(63,252)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2018	September 24, 2017
Cash Flows From Discontinued Operations
Cash flows provided by (used for) operating activities of discontinued operations, net	$(47,071)	$42,469
Cash flows provided by investing activities of discontinued operations, net	491,504	7,828
Cash flows used for financing activities of discontinued operations, net	(291)	(242)
Increase in cash attributable to discontinued operations	444,142	50,055

Net decrease in cash	(43,822)	(13,197)
Cash, cash equivalents and restricted cash beginning of period	185,351	198,349
Cash, cash equivalents and restricted cash, end of period	$141,529	$185,152

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business—Tribune Publishing Company, formerly tronc. Inc., was formed as a Delaware corporation on November 21, 2013. Tribune Publishing Company together with its subsidiaries (collectively, the “Company” or “Tribune”) is a media company rooted in award-winning journalism. Headquartered in Chicago, the Company operates local media businesses in eight markets with titles including the Chicago Tribune, New York Daily News, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Virginia’s Daily Press and The Virginian-Pilot, The Morning Call of Lehigh Valley, Pennsylvania and the Hartford Courant. Tribune also operates Tribune Content Agency and the Daily Meal and on February 6, 2018, the Company became a majority owner in BestReviews LLC (“BestReviews”). On May 28, 2018, the Company acquired Virginian-Pilot Media Companies LLC, owner of the The Virginian-Pilot, a daily newspaper based in Norfolk, Virginia, and associated businesses (“Virginian-Pilot”). See Note 5 for further information on acquisitions.
On May 23, 2018, the Company completed the sale of substantially all of the assets of forsalebyowner.com and on June 18, 2018, the Company completed the sale of the Los Angeles Times, The San Diego Union-Tribune and various other titles of the Company’s California properties (“California Properties”). See Note 6 for more information on the dispositions and related discontinued operations.
Subsequent to September 30, 2018, the Company changed its corporate name from tronc, Inc. to Tribune Publishing Company. The common stock of the Company began trading the morning of October 10, 2018 on Nasdaq under the ticker symbol “TPCO.”
Tribune’s continuing legacy of brands, including the New York Daily News and The Virginian-Pilot, have earned a combined 60 Pulitzer Prizes and are committed to informing, inspiring and engaging local communities. Tribune’s brands create and distribute content across its media portfolio, offering integrated marketing, media, and business services to consumers and advertisers, including digital solutions and advertising opportunities.
Fiscal Periods—The Company’s fiscal year ends on the last Sunday in December. Fiscal year 2018 ends on December 30, 2018 and fiscal year 2017 ended on December 31, 2017. Fiscal year 2018 is a 52-week year with 13 weeks in each quarter. Fiscal year 2017 was a 53-week year with 13 weeks in the first through third quarters and 14 weeks in the fourth quarter.
Basis of Presentation—The accompanying unaudited Consolidated Financial Statements and notes of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of Tribune as of September 30, 2018 and December 31, 2017 and the results of operations for the three and nine months ended September 30, 2018 and September 24, 2017, respectively, and the cash flows for the nine months ended September 30, 2018 and September 24, 2017, respectively. This includes all normal and recurring adjustments and elimination of intercompany transactions. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The year-end Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
Effective as of the sale dates, the operations of the California Properties and forsalebyowner.com qualify as discontinued operations. Accordingly, operations for all periods presented have been reflected as discontinued operations in the accompanying Consolidated Statements of Income (Loss) and Consolidated Statements of Cash Flows. Additionally, assets and liabilities related to the divested properties are classified as such in all prior periods in the Consolidated Condensed Balance Sheets. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to continuing operations and exclude all discontinued operations including the California Properties and forsalebyowner.com.
The Company assesses its operating segments in accordance with ASC Topic 280, “Segment Reporting.” Subsequent to the Company’s name change, Tribune renamed its existing segments to M and X. The Company is managed

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

by its chief operating decision maker, as defined by ASC Topic 280, in two reportable segments, M and X. Segment M is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. Segment X includes the Company’s digital revenues and related digital expenses from local Tribune websites, third party websites, mobile applications, digital-only subscriptions, BestReviews and Tribune Content Agency (“TCA”). See Note 17 for additional segment information.
New Accounting Standards—In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software; Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The ASU can be applied either retrospectively or prospectively. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating how the adoption of this standard will impact the Company’s consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Topic 220, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU amends ASC 220, Income Statement — Reporting Comprehensive Income, to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating how the adoption of this standard will impact the Company’s consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Topic 715, Compensation - Retirement Benefits; Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires the disaggregation of the service cost component from other components of net periodic benefit cost, clarifies how to present the service cost component and other components of net benefit costs in the financial statements and allows only the service cost component of net benefit costs to be eligible for capitalization. The Company adopted the standard on January 1, 2018 and has applied the standard on a retrospective basis. Accordingly, prior period amounts have been adjusted. Adoption of the standard had no effect on the Company’s overall results of operations. The disclosures required by the standard can be found in Note 11.
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
In November 2016, the FASB issued ASU 2016-18, Topic 230, Statement of Cash Flows, which clarifies how companies present and classify restricted cash in the statement of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. The guidance is required to be applied on a retrospective basis. The Company adopted the standard effective January 1, 2018. The adoption had no retrospective effect on the Company’s consolidated financial statements as the Company had no restricted cash during 2017 or the first quarter of 2018. However, beginning in the second quarter of 2018, the Company has restricted cash and the restricted cash balances are included in the beginning and ending cash balances in the statements of cash flows and Note 18 provides a reconciliation between cash balances presented on the balance sheets with the amounts presented in the statements of cash flows.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
In February 2016, the FASB issued ASU 2016-02, Topic 842, Leases, which requires lessees to recognize lease assets and lease liabilities for operating leases. The Company expects to adopt this standard in the first quarter of 2019 using the transition option whereby companies may initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has initiated efforts to assess the impact of this new standard on the Company’s future reported results and operating and accounting processes and systems. The Company expects to elect the practical expedients which allow the Company to forgo reassessing whether existing contracts are or contain leases, forgo reassessing the classification of existing leases and forgo reassessing initial direct costs of existing leases at the initial application date. The Company has not finalized its assessment, but believes the adoption of the new standard will have a material impact on its consolidated balance sheets primarily due to the recognition of right-of-use assets and lease liabilities for its capital lease obligations. The Company does not expect the adoption of the new standard to have a material impact on its consolidated statements of operations or cash flows.
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
Advertising revenue
Print advertising revenue is typically in the form of print display appearing in Tribune newspapers and preprinted advertising inserted into Tribune newspapers. Digital advertising consists of website display, banner ads, advertising widgets, coupon ads, video, search advertising and linear ads placed by customers on Tribune or other third-party websites. Customers submit ads to appear either in the print newspapers or on websites. Advertising revenue is recognized when the Company satisfies the performance obligation by transferring the promised goods or services to the customer in an amount that reflects the consideration the Company is entitled to receive. For print advertising, classified and preprint advertising, this transfer, which occurs at a point in time, occurs when the advertising appears in the newspaper.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Digital circulation revenue results from the provision of online content to subscribers. Tribune recognizes revenue daily, per the contract term as the customer receives access to digital content.
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
For licensing and syndication revenue, the Company enters into a sales-based royalty arrangement with the customer to provide a license to Tribune content. The Company receives a periodic royalty payment based on usage of the content or derived sales of the content. Revenue is recognized based on royalties received.
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
The Company receives a significant portion of the payments from its subscribers in advance of the delivery of the content both either in print or digitally. These up-front payments and fees are recorded as deferred revenue upon receipt and generally require deferral of revenue recognition to a future period until the Company performs its obligations under the subscription agreement. The deferred revenue is recognized as revenue as the content is delivered. The deferred revenue is considered a contract liability under ASC 606. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. Therefore, the Company has no contract assets as defined under ASC 606. As of December 31, 2017, the Company had a contract liabilities balance from continuing operations of $55.1 million, of which $45.6 million has been recognized as revenue in the nine months ended September 30, 2018. The balance as of December 31, 2017 and the revenue recognized during the nine months ended September 30, 2018 exclude amounts related to discontinued operations.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
During the second quarter of 2017, the Company contracted with a third party to outsource the printing, packaging and delivery of the Orlando Sentinel. The services were fully transitioned to the third party by the end of the third quarter of 2017. The change in operations resulted in staff reductions of 112 positions and a pretax charge related to those reductions of $2.2 million. The related salary continuation payments began in the third quarter of 2017 and are expected to continue through the fourth quarter of 2018.
During the third quarter of 2018, the Company identified reductions in staffing levels of 178 positions of which approximately 50% were at the New York Daily News. The Company took a pretax charge related to those reductions of $4.6 million. The related salary continuation payments began in the third quarter of 2018 and will continue until the third quarter of 2019.
In addition to the initiatives mentioned above, the Company implemented additional reductions of 52 and 339 positions during the three and nine months ended September 30, 2018, respectively, and recorded pretax charges related to these reductions of $3.5 million and $14.3 million, respectively. The Company implemented reductions of 60 and 162 positions during the three and nine months ended September 24, 2017, respectively, and recorded pretax charges related to these reductions of $3.9 million and $6.8 million, respectively. A summary of the activity with respect to the Company’s severance accrual for the nine months ended September 30, 2018 is as follows (in thousands):

Balance at December 31, 2017	$11,532
Provision	18,914
Payments	(21,200)
Balance at September 30, 2018	$9,246
Charges for severance and related expenses are included in compensation expense in the accompanying Consolidated Statements of Income (Loss).
In October, the truck drivers’ union of the New York Daily News ratified a new collective bargaining agreement with the Company that extended the existing agreement from 2021 to 2024 and relinquishes to NYDN the right of delivery of the remaining 60 single copy routes in New York City. The agreement allows for the separation of a total of 80 drivers with a minimum of 55 drivers at the outset.  The remaining drivers separations will occur later in the term of the contract.  In addition, the Company received other rights and reductions, including reduced dock manning, move to bi-weekly payroll and move to Company provided medical benefits.  The severance cost related to this agreement will be a minimum of $10.4 million with at least $8.5 million to be incurred upon the initial separations in the fourth quarter of 2018. The Company expects to achieve savings derived from driver salaries, overtime, collection pay, medical contributions to the union welfare plan, worker’s comp, fleet expenses, insurance and other expenses, net of the third-party cost of single copy newspaper delivery.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Lease Abandonment
A summary of the activity with respect to the Company’s lease abandonment accrual for the nine months ended September 30, 2018 is as follows (in thousands):

Balance at December 31, 2017	$3,127
Provision	33
Payments and other	(2,095)
Balance at September 30, 2018	$1,065
These charges are included in other operating expenses in the accompanying Consolidated Statements of Income (Loss).
Other Charges—Additionally, as a result of the printing, packaging and delivery outsourcing in Orlando discussed above, certain assets required to print and package the Orlando Sentinel are no longer used as of the transition date. The first piece of equipment was idled June 12, 2017. As a result, the Company recognized $1.9 million in accelerated depreciation in the second quarter of 2017. These charges are included in depreciation and amortization expenses in the accompanying Consolidated Statements of Income (Loss).
NOTE 4: RELATED PARTY TRANSACTIONS
Transition Services Agreement with NantMedia Holdings, LLC
In connection with the closing of the sale of the California Properties, the Company entered into a transition services agreement (“TSA”) with NantMedia Holdings, LLC (“NantMedia”), providing for up to twelve months of transition services between the parties at negotiated rates approximating cost. Either party may discontinue all or a portion of the services being provided to such party by providing 60 days advance notice. See Note 6 for additional information on the sale of the California Properties.
As the operational transition continues, there are certain costs that the Company paid on behalf of NantMedia due to comingled contracts and processes. Such costs include newsprint, rent, payroll, benefits, and other operating activities. The TSA provides for reimbursement to the Company for such charges until the contracts and processes can be separated. Additionally, the Company receives some revenue payments related to comingled revenue contracts that include the California Properties. These payments are reimbursed to NantMedia. A summary of the activity with respect to the TSA for the three and nine months ended September 30, 2018 is as follows (in thousands):

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Accounts receivable from NantMedia beginning balance	$12,521	$—
Revenue for TSA services	8,618	9,799
Reimbursable costs	23,495	35,523
Amounts received for TSA services	(5,189)	(5,189)
Amounts received for reimbursable costs	(8,339)	(8,339)
Amounts paid under comingled revenue contracts	2,898	2,898
Amounts collected under comingled revenue contracts	(5,093)	(5,781)
Accounts receivable from NantMedia balance as of September 30, 2018(i)	$28,911	$28,911
(i)The accounts receivable from NantMedia balance as of September 30, 2018 consists of $23.9 million of charges which have been billed and $5.0 million of charges which have not been billed.
As of the filing date of this report all amounts billed and outstanding as of September 30, 2018 have been received from NantMedia.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Merrick Consulting Agreement
On December 20, 2017, the Company entered into a Consulting Agreement with Merrick Ventures LLC (“Merrick Ventures”) and solely for certain sections thereof, Michael W. Ferro, Jr. and Merrick Media, LLC (“Merrick Media”). Mr. Ferro is: (1) Chairman and Chief Executive Officer of Merrick Ventures and (2) the manager of Merrick Venture Management, LLC which is the sole manager of Merrick Media. At the time the agreement was signed, Mr. Ferro was also Chairman of Tribune’s Board of Directors and, together with Merrick Ventures and Merrick Media, a significant stockholder. The Consulting Agreement provided for the engagement of Merrick Ventures on a non-exclusive basis to provide certain management expertise and technical services for an annual fee of $5 million in cash, payable in advance on the first business day of each calendar year. The Consulting Agreement provided for a rolling three-year term, with the initial term continuing through December 31, 2020. The Company made the initial $5.0 million payment in early January 2018. During the term of the Consulting Agreement, Merrick Ventures and Mr. Ferro agreed to certain non-competition covenants relating to engaging in certain other daily printed newspaper businesses, subject to certain exceptions, and amended certain terms of the Securities Purchase Agreement by and among the Company, Merrick Media and Mr. Ferro. The Consulting Agreement also provided for termination of the Aircraft Dry Sublease Agreement described below, as of December 31, 2017 and after such time, Merrick Ventures and Mr. Ferro are responsible for all travel expenses (including private plane expenses) incurred by them in performance of their services for the Company, rather than the Company reimbursing them for such expenses. Such Aircraft Dry Sublease expenses totaled $3.0 million in fiscal 2017 and $2.7 million in fiscal 2016.
On March 18, 2018, Mr. Ferro retired from the Company’s Board. As Mr. Ferro was no longer actively engaged in the business and the Company remained contractually committed for the future payments due under the Consulting Agreement, the Company recognized expense for the full $15.0 million due under the Consulting Agreement in outside services in the first quarter of 2018. In the second quarter of fiscal 2018, the Company amended the Consulting Agreement. The amendment reduced the total fees due under the Consulting Agreement by $2.5 million (from $15 million to $12.5 million) and allows the Company to engage Merrick Ventures as its advisor, if it so chooses, but at no additional cost to the Company. If so engaged, the Company would indemnify Merrick Ventures if the Company requests it to meet with third parties. In June 2018, the Company paid the remaining $7.5 million in fees due under the amended Consulting Agreement in connection with the execution of the amendment. The Company recognized a credit of $2.5 million for the reduction in fees due under the Consulting Agreement in outside services in the second quarter of 2018. The non-compete covenants and amended Securities Purchase Agreement terms contained in the Consulting Agreement were not altered by the amendment and remain in place through December 31, 2020.
In the second quarter of 2018, the Company agreed to pay $0.3 million in legal fees incurred by Mr. Ferro while conducting the Company’s business. Such legal fees were paid directly to the legal firms.
Aircraft Dry Sublease
During 2017, the Company was party to an Aircraft Dry Sublease Agreement with Merrick Ventures. Under the agreement, the Company subleased on a non-exclusive basis, a Bombardier aircraft leased by Merrick Ventures, which included the Company’s proportionate share of the insurance premiums and maintenance expenses and for charges attributable to the Company for the operation of the aircraft by the Company during the lease term. This lease was terminated effective December 31, 2017. During the three and nine months ended September 24, 2017, the Company incurred $0.7 million and $2.0 million related to the aircraft sublease. For the three and nine months ended September 24, 2017, the Company paid $0.6 million and $1.6 million, respectively, to Merrick Ventures and $0.1 million and $0.3 million, respectively, to an outside party for pilot services.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nucleus Marketing Solutions, LLC
In April 2016, Tribune, along with other leading media companies McClatchy, Gannett and Hearst, formed Nucleus Marketing Solutions, LLC (“Nucleus”). This network connects national advertisers to audiences across existing and emerging print and digital platforms. Nucleus works with its marketing partners to address their goals by offering integrated services across all platforms. The Company owned 25% of Nucleus as of September 30, 2018, which is accounted for as an equity method investment. During the three and nine months ended September 24, 2017, the Company recorded $2.5 million and $6.1 million, respectively, on a net basis for revenue related to the Nucleus agreement. The revenue recorded during the three and nine months ended September 30, 2018 was immaterial.
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
Upon the terms and subject to the conditions set forth in the VP Purchase Agreement, the Company acquired all of the issued and outstanding membership interests in Virginian-Pilot from Seller for a cash purchase price of $34.0 million, subject to a post-closing working capital adjustment (the “VP Acquisition”). Subsequent to September 30, 2018, the Company received a working capital adjustment of $0.1 million from the Seller. As part of the VP Acquisition, the Company also acquired Virginian-Pilot’s real estate portfolio (comprised of approximately 460,000 square feet), including its headquarters building in downtown Norfolk, its printing and distribution facilities in Virginia Beach and a number of satellite offices in Norfolk and North Carolina. The VP Purchase Agreement also contains representations, warranties, covenants, and indemnities of the parties thereto.
The allocation of the purchase price presented below is based upon management’s preliminary estimates. The Company has engaged a valuation firm to assist with the valuation of the assets acquired and liabilities assumed, including property, plant and equipment and intangible assets. The preliminary allocation of the purchase price is as follows (in thousands):

Consideration
Cash consideration for acquisition	$34,004
Total consideration	$34,004

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Accounts receivable and other current assets	8,257
Property, plant and equipment	30,576
Mastheads	4,700
Accounts payable and other current liabilities	(10,749)
Other long term obligations	(68)
Total identifiable assets (liabilities), net	32,716
Goodwill	1,288
Total net assets acquired	$34,004
The allocation of the purchase price is preliminary as of the filing of this report. The valuation of the property plant and equipment and intangible assets are not complete. The intangible assets currently being evaluated are mastheads, subscriber and advertiser relationships; however, the Company may identify additional intangible assets prior to finalizing the purchase price allocation. Goodwill is calculated as the excess of the consideration transferred over the fair value of the

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including expected future cost and revenue synergies. The goodwill above is expected to be deductible for tax purposes pursuant to Internal Revenue Code Section 197.
The results of operations of Virginian-Pilot and related goodwill have been included in the Consolidated Financial Statements beginning on the closing date of the acquisition and are primarily included in the results of the Company’s segment M. For the three and nine months ended September 30, 2018, reported revenues from Virginian-Pilot were $15.6 million and $21.1 million, respectively, and reported operating expenses were $15.1 million and $20.2 million, respectively. The pro forma effect of the acquisition is not material to the Company’s Consolidated Financial Statements.
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
Upon the terms and subject to the conditions set forth in the BestReviews Acquisition Agreement, the Company acquired 60% of BR Parent’s membership interest in BestReviews for a total purchase price of $68.3 million, consisting of $33.7 million in cash, less a post-closing working capital adjustment from the seller of $0.6 million, and $34.6 million in common stock of the Company (the “BR Acquisition”). The Company issued 1,913,438 shares of common stock in connection with the closing (the “Stock Consideration”). The Stock Consideration is subject to lock-up provisions that prohibit certain transfers of the shares and standstill provisions based upon the following schedule: 25% of the Stock Consideration ceased to be subject to the lockup provisions on the 6-month anniversary of the closing date of the BR Acquisition, an additional 50% of the Stock Consideration will cease to be subject to the lock-up provisions on the 9-month anniversary of the closing date of the BR Acquisition and an additional 25% of the Stock Consideration will cease to be subject to the lock-up provisions on the 12-month anniversary of the closing date of the BR Acquisition. The BestReviews Acquisition Agreement also contains representations, warranties, covenants, and indemnities of the parties thereto.
Limited Liability Company Agreement
In connection with the BR Acquisition, the Company and BR Parent also entered into an amended and restated limited liability company agreement of BestReviews (the “LLC Agreement”). Subject to the terms of the LLC Agreement, the Company currently has the right, which began six months after the closing of the BR Acquisition, to purchase all (but not less than all) of the remaining 40% of the membership interests of BestReviews (the “Call Option”) using, at the Company’s election, cash, shares of common stock of the Company, or a combination thereof, at a purchase price to be based on a pre-determined multiple of BestReviews’ trailing 12-month EBITDA, with such purchase price capped per the LLC Agreement if the Call Option is exercised prior to the third anniversary of the closing of the BR Acquisition. In addition, beginning six months after closing the BR Acquisition, the Company is entitled to exercise a one-time right to purchase 25% of the units of membership interest of BestReviews retained by BR Parent (10% of the issued and outstanding equity) with terms identical to those applicable to the Call Option.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The LLC Agreement provides that BR Parent is entitled to certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”), with respect to the Company’s common stock issued to BR Parent. The Company (1) was required to file a registration statement on Form S-3 (“Form S-3”) with the Securities and Exchange Commission (“SEC”) to register the resale of the Stock Consideration within 90 days following the closing date of the BR Acquisition, which filing was completed, and (2) the Company is required to file a Form S-3 with the SEC to register the resale of any shares of common stock of the Company issued in connection with an exercise of the Call Option or the Put Option within 60 days after the issuance of such shares.
The LLC Agreement contains other terms and conditions, including transfer restrictions, tag-along and drag-along rights, and indemnification obligations.
The allocation of the purchase price presented below is based upon management’s preliminary estimates. The Company has engaged a valuation firm to assist with the valuation of intangible assets and noncontrolling interest. The preliminary allocation of the purchase price is as follows (in thousands):

Consideration
Cash consideration for acquisition	$33,085
Fair value of noncontrolling interest	40,900
Value of shares issued for acquisition	34,595
Total consideration	108,580

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Accounts receivable and other current assets	9,966
Property, plant and equipment	36
Intangible assets	12,540
Accounts payable and other current liabilities	(993)
Total identifiable assets (liabilities), net	21,549
Goodwill	87,031
Total net assets acquired	$108,580
The allocation of the purchase price is preliminary as of the filing of this report. The valuation of the noncontrolling interest and intangible assets are not complete. The intangible assets currently being evaluated are trade names, proprietary technology and processes and certain relationships; however, the Company may identify additional intangible assets prior to finalizing the purchase price allocation. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including access to the Company’s subscriber base and non-contractual relationships, as well as expected future cost and revenue synergies. The entire amount of purchase price allocated to intangible assets and 60% of goodwill is expected to be deductible for tax purposes pursuant to Internal Revenue Code Section 197.
The results of operations and related goodwill of BestReviews have been included in the Consolidated Financial Statements beginning on the closing date of the acquisition and are included in the results of the Company’s segment X. For the three and nine months ended September 30, 2018, reported revenues from BestReviews were $4.5 million and $13.6 million, respectively, and reported operating expenses were $5.1 million and $12.4 million, respectively. The pro forma effect of the acquisitions is not material to the Company’s Consolidated Financial Statements.
New York Daily News
On September 3, 2017, the Company completed the acquisition of 100% of the partnership interests in Daily News, L. P. (“DNLP”), the owner of the New York Daily News in New York City, pursuant to the Partnership Interest Purchase Agreement dated September 3, 2017, for a cash purchase price of $1 and the assumption of certain liabilities, subject to a post-closing working capital adjustment. During the second quarter of 2018, the Company finalized the working capital

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

calculation which resulted in an immaterial adjustment. During the third quarter of 2018, the final determination of the fair value of assets acquired and liabilities assumed has been completed. The final assigned values are presented in the table below (in thousands):

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Cash acquired as part of the purchase	$2,555
Accounts receivable and other current assets	17,703
Property, plant and equipment, including assets under capital leases	48,099
Mastheads	3,400
Other long-term assets	9,565
Accounts payable and other current liabilities	(20,271)
Pension and postemployment benefits liability	(25,446)
Workers compensation and auto insurance liability	(25,116)
Other long-term liabilities	(10,489)
Total net assets acquired	$—
NOTE 6: DISPOSITIONS AND DISCONTINUED OPERATIONS
California Properties
On February 7, 2018, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) by and between the Company and Nant Capital, LLC (“Nant Capital”) pursuant to which the Company agreed to sell the California Properties to Nant Capital for an aggregate purchase price of $500 million in cash, plus the assumption of unfunded pension liabilities related to the San Diego Pension Plan, subject to a customary post-closing working capital adjustment (the "Nant Transaction"). The Nant Transaction closed on June 18, 2018 and resulted in a pre-tax gain of $404.1 million. The operations of the California Properties were included in both the M and X segments.
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
Dr. Patrick Soon-Shiong, a former director of the Company, together with Nant Capital, beneficially own 8,743,619 shares of Tribune common stock, which represented 24.6% of the outstanding shares of Tribune common stock as of September 30, 2018. The sale price also resulted in full realization of recorded asset values indicating no impairment incurred prior to the sale.
Nant Works, LLC
In connection with the private placement with Nant Capital in the second quarter of 2016, the Company entered into a term sheet with NantWorks, LLC pursuant to which the Company would receive access to certain patents as well as studio space in exchange for the Company issuing to NantStudio, LLC 333,333 shares of common stock and entering into a revenue sharing arrangement. With the completion of the Nant Transaction, the term sheet was terminated.
CIPS Marketing Group Inc.
The California Properties utilize the services of CIPS Marketing Group, Inc. (“CIPS”) for local marketing efforts such as distribution, door-to-door marketing and total market coverage. Prior to the Company’s sale of its 50% interest in CIPS in July 2017, the investment was recorded as an equity investment, therefore income and expense recognized related to the marketing efforts are related party transactions. During the three and nine months ended September 24, 2017, the Company recorded $0.1 million and $0.6 million in revenue, respectively, from CIPS and $0.4 million and $4.2 million,

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

respectively, in other operating expenses related to such marketing services. The CIPS revenue and marketing services expenses are included in discontinued operations.
forsalebyowner.com
On May 23, 2018, the Company sold substantially all of the assets of forsalebyowner.com in an asset sale for $2.5 million, less a post closing working capital payment to the buyer of $0.1 million, plus an advertising sales commitment of $4.5 million over a term of two years.
The forsalebyowner.com balances are reflected as related to discontinued operations on the consolidated balance sheets for all periods presented and the results of operations are included in discontinued operations for all periods presented. In prior filings, forsalebyowner.com was part of segment X.
Discontinued Operations
Earnings from discontinued operations through the respective transaction dates, included in the Consolidated Statements of Income (Loss) are comprised of the following (in thousands):

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017

Operating revenues	$11	$116,936	$211,511	$369,433
Operating expenses:
Compensation	3	37,977	58,839	109,245
Newsprint and ink	3	7,968	14,376	25,914
Outside services	57	32,536	61,711	100,705
Other operating expenses	474	28,284	57,224	93,685
Depreciation and amortization	—	2,032	3,530	6,890
Total operating expenses	537	108,797	195,680	336,439
Income from operations	(526)	8,139	15,831	32,994
Gain (loss) on sale	(3,151)	—	406,183	—
Interest expense, net	—	(34)	(52)	(115)
Gain on equity investments, net	—	5,396	—	5,745
Other income, net	—	150	1,338	239
Income tax (expense) benefit	91	1,050	(132,635)	(7,965)
Income (loss) from discontinued operations, net of tax	$(3,586)	$14,701	$290,665	$30,898

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Discontinued operations by segment are presented below (in thousands):

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Operating revenues
M	$(25)	$99,058	$185,811	$314,206
X	36	17,806	25,638	55,080
Corporate and eliminations	—	72	62	147
	$11	$116,936	$211,511	$369,433
Income (loss) from Operations
M	$(350)	$3,278	$9,997	$18,248
X	(171)	4,948	5,795	14,850
Corporate and eliminations	(5)	(87)	39	(104)
	$(526)	$8,139	$15,831	$32,994
Depreciation and amortization
M	$—	$1,967	$3,426	$6,698
X	—	65	104	192
	$—	$2,032	$3,530	$6,890

The following table presents the aggregate carrying amounts of assets and liabilities related to discontinued operations in the Consolidated Balance Sheets (in thousands):

	September 30, 2018	December 31, 2017
Carrying amount of assets related to discontinued operations:
Accounts receivable, (net of allowances of $0 and $7,388)	$—	$51,200
All other current assets	—	10,578
Goodwill	—	73,207
Intangibles	—	60,181
Property, plant and equipment, net	—	14,635
Deferred income taxes	—	28,787
All other long term assets	—	437
Total assets related to discontinued operations	$—	$239,025

Carrying amount of liabilities associated with discontinued operations:
Accounts payable and employee compensation and benefits	$—	$27,140
Deferred revenue	—	26,362
Other current liabilities	—	5,487
Pensions and postretirement benefits payable	—	90,155
Insurance	—	12,271
Income Tax Payable	51,380	—
All other long term liabilities	—	13,750
Total liabilities associated with discontinued operations	$51,380	$175,165

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7: INVENTORIES
Inventories consisted of the following (in thousands):

	As of
	September 30, 2018	December 31, 2017
Newsprint	$11,122	$7,072
Supplies and other	280	340
Total inventories	$11,402	$7,412
Inventories are stated at the lower of cost or net realizable value determined using the first-in, first-out (“FIFO”) basis for all inventories.
NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets at September 30, 2018 and December 31, 2017, excluding assets related to discontinued operations, consisted of the following (in thousands):

	September 30, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Subscribers (useful life of 2 to 10 years)	$7,312	$(4,466)	$2,846	$7,312	$(3,762)	$3,550
Advertiser relationships (useful life of 2 to 13 years)	26,348	(11,799)	14,549	26,348	(10,013)	16,335
Tradenames (useful life of 20 years)	15,100	(3,159)	11,941	15,100	(2,583)	12,517
Other (useful life of 1 to 20 years)	17,741	(2,519)	15,222	5,379	(2,243)	3,136
Total intangible assets subject to amortization	$66,501	$(21,943)	44,558	$54,139	$(18,601)	35,538

Software (useful life of 2 to 10 years)	$135,808	$(106,293)	29,515	$129,795	$(89,095)	40,700

Goodwill and other intangible assets not subject to amortization:
Goodwill			134,747			48,700
Newspaper mastheads			34,825			29,458
Total goodwill and other intangible assets			$243,645			$154,396

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9: DEBT
During the second quarter of 2018, the Company used a portion of the proceeds received from the Nant Transaction to repay all the amounts outstanding under the Senior Term Facility and terminated the Senior ABL Facility.
Senior Term Facility
On June 21, 2018, the Company repaid the outstanding principal balance of $348.0 million under its credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto and terminated the agreement. As a result of the early extinguishment of debt, the Company incurred a $7.7 million loss related to expensing the remaining balance of original issue discount and debt origination fees.
Senior ABL Facility
On June 21, 2018, the Company terminated the Senior ABL Facility. As a result of the Senior ABL Facility termination, the Company established restricted cash to collateralize outstanding letters of credit previously secured by the Senior ABL Facility. At September 30, 2018, the balance of such restricted cash was $43.9 million.
Capital Leases
The Company has capital leases on land and technology licenses. The total balance outstanding as of September 30, 2018 for capital leases was $7.2 million, of which $0.4 million is in short-term debt. The total balance as of December 31, 2017 for capital leases was $7.5 million, of which $0.4 million is in short-term debt.
NOTE 10: INCOME TAXES
For the three and nine months ended September 30, 2018, the Company recorded income tax benefit related to continuing operations of $5.8 million and $8.7 million, respectively. The effective tax rate on pretax income from continuing operations was 90% and 16.6% in the three and nine months ended September 30, 2018, respectively. For the three months ended September 30, 2018, the rate differs from the U.S. federal statutory rate of 21% primarily due to a year-to-date true-up that increased the income tax benefit for the quarter by $4.3 million as a result of changes to the estimated annual tax provision. The rate also differs due to state income taxes, net of federal benefit, and nondeductible expenses. For the nine months ended September 30, 2018, the rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, and nondeductible expenses. In the case of a pretax loss, the unfavorable permanent differences, such as non-deductible meals and entertainment expense, have the effect of decreasing the tax benefit which, in turn, decreases the effective tax rate. Also, in periods in which income (loss) before income taxes is close to break-even, permanent differences and changes in estimate tend have a greater impact on the effective tax rate.
For the three and nine months ended September 24, 2017, the Company recorded income tax expense of $3.7 million and $1.6 million, respectively. The effective tax rate on pretax income from continuing operations was (41.3%) and (6.9%) in the three and nine months ended September 24, 2017, respectively. For the three and nine months ended September 24, 2017, the rate differs from the U.S. federal statutory rate of 35% primarily because the $6.0 million premium on stock buyback is a non-deductible permanent difference for the calculation of income taxes. The rate also differs due to state income taxes, net of federal benefit and nondeductible expenses and the domestic production activities deduction. In the case of a pretax loss, the unfavorable permanent differences, such as non-deductible meals and entertainment expense, have the effect of decreasing the tax benefit which, in turn, decreases the effective tax rate.
In the fourth quarter of 2017, the Company recorded an additional tax expense of $10.8 million, which represented the Company’s provisional estimate of the impact of the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  The Company has recorded an additional $0.2 million of expense in the quarter ending September 30, 2018, to bring the total expense to $11.0 million. The expense was based on currently available information and interpretations, which are continuing to evolve. As a result, the expense is considered provisional.  The Company continues to analyze additional information and guidance related to the Tax Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available, which could result in additional adjustments in future periods. Final calculations will be

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

completed within the one-year measurement period ending December 22, 2018, as required under the rules issued by the SEC.
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
The Company is the sponsor of a single-employer defined benefit plan, the Daily News Retirement Plan (the “NYDN Pension Plan”). The NYDN Pension Plan provides benefits to certain current and former employees of the New York Daily News. As of March 31, 2018, future benefits under the NYDN Pension Plan were frozen and no new participants are permitted after that time. The Company contributed $3.4 million to the NYDN Pension Plan in the nine months ended September 30, 2018. The Company expects to contribute $0.5 million to the NYDN Pension Plan during the remainder of 2018. The components of net periodic benefit for the NYDN Pension Plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended		Affected Line Items in the Consolidated Statements of Income (Loss)
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Service cost	$—	$—	$72	$—	Compensation
Interest cost	818	—	2,454	—	Other income, net
Expected return on assets	(1,167)	—	(3,500)	—	Other income, net
Net periodic benefit	$(349)	$—	$(974)	$—
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

	Three Months Ended		Nine Months Ended		Affected Line Items in the Consolidated Statements of Income (Loss)
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Service cost	$3	$3	$10	$9	Compensation
Interest cost	9	55	26	165	Other income, net
Amortization of prior service credits	(2,634)	(291)	(7,901)	(875)	Other income, net
Amortization of actuarial gains	(658)	(47)	(1,973)	(140)	Other income, net
Net periodic benefit	$(3,280)	$(280)	$(9,838)	$(841)
NOTE 12: NONCONTROLLING INTEREST
Noncontrolling interest represents the 40% membership interest in BestReviews not owned by the Company and is presented between liabilities and stockholders’ equity within the Company’s consolidated balance sheet because the Put

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Option described in Note 5 could, upon exercise, require the Company, under certain circumstances, to pay cash to purchase the noncontrolling interest. Each quarter, the carrying value of noncontrolling interest is adjusted to the amount the Company would be required to pay the noncontrolling interest holders as if the Put Option had been exercised as of the balance sheet date, with an offsetting adjustment to stockholders’ equity. Adjustments to increase (decrease) the carrying value of noncontrolling interest also reduce (increase) the amount of net income or loss attributable to Tribune common stockholders for purposes of determining both basic and diluted earnings per share.
In the three months ended September 30, 2018, BestReviews declared a $5.0 million dividend to its shareholders. The Company’s portion of this dividend was $3.0 million and the noncontrolling shareholders’ portion was $2.0 million.
A summary of the activity with respect to non-controlling interest for the nine months ended September 30, 2018 is as follows (in thousands):

Balance at December 31, 2017	$—
Acquisition of BestReviews	40,900
Income attributable to noncontrolling interest	471
Dividends paid to noncontrolling interest	$(2,000)
Balance at September 30, 2018	$39,371

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 13: EARNINGS PER SHARE
Basic earnings per common share is calculated by dividing net income attributable to Tribune common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of common shares under equity-based compensation plans, except where the inclusion of such common shares would have an anti-dilutive impact. In accordance with ASC 260-10-55, net loss from continuing operations is the control number in determining whether potential common shares are dilutive. Since there is loss from continuing operations, all potential common shares are considered anti-dilutive.
For the three and nine months ended September 30, 2018 and September 24, 2017, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Income (Loss) - Numerator:
Loss from continuing operations	$(649)	$(12,645)	$(43,821)	$(24,990)
Less: Net income (loss) from continuing operations attributable to noncontrolling interest	(239)	—	471	—
Loss available to common shareholders, before discontinued operations	(410)	(12,645)	(44,292)	(24,990)
Income (loss) from discontinued operations	(3,586)	14,701	290,665	30,898
Net income (loss) available to Tribune stockholders	$(3,996)	$2,056	$246,373	$5,908

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	35,409	33,242	35,166	34,124
Dilutive effect of employee stock options and RSUs	—	—	—	—
Adjusted weighted average shares outstanding (diluted)	35,409	33,242	35,166	34,124

Net income (loss) attributable to Tribune per common share:
Continuing operations	$(0.01)	$(0.38)	$(1.26)	$(0.73)
Discontinued operations	(0.10)	0.44	8.27	0.90
Net income (loss) per common share	$(0.11)	$0.06	$7.01	$0.17

Diluted income (loss) per common share:
Continuing operations	$(0.01)	$(0.38)	$(1.26)	$(0.73)
Discontinued operations	(0.10)	0.44	8.27	0.90
Net income (loss) per common share-diluted	$(0.11)	$0.06	$7.01	$0.17
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 924,887 for both the three and nine months ended September 30, 2018, respectively. The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 911,857 for both the three and nine months ended September 24, 2017, respectively.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 1,437,363 for both the three and nine months ended September 30, 2018, respectively. The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 1,884,602 for both the three and nine months ended September 24, 2017, respectively.
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
Significant Shareholders
Merrick Media, LLC
On March 23, 2017, the Company entered into Amendment No. 1 (the “Amendment”) to the Securities Purchase Agreement dated February 3, 2016 among the Company, Merrick Media, LLC (“Merrick Media”) and Michael W. Ferro, Jr., the Company’s non-executive Chairman of the Board at the time the agreement was signed. The Amendment increased from 25% to 30% the maximum percentage of the Company’s outstanding shares of common stock that Merrick Media and its affiliates may acquire. This restriction expires on the later of February 4, 2019 or 30 days after the consulting agreement with Merrick Ventures is terminated.
Mr. Ferro is the manager of Merrick Venture Management, LLC, which is the sole manager of Merrick Media. Because Merrick Venture Management, LLC serves as the sole manager of Merrick Media, Mr. Ferro may be deemed to indirectly control all of the shares of the Company’s common stock owned by Merrick Media. Mr. Ferro, together with his affiliated entities, beneficially owned 9,071,529 shares of Tribune common stock, which represented 25.6% of Tribune common stock as of September 30, 2018. On April 13, 2018, Mr. Ferro, Merrick Media, LLC and Merrick Ventures Management, LLC entered into an agreement to sell all of their shares in the Company to an unrelated third party. This agreement was subsequently canceled during the second fiscal quarter of 2018.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nant Capital, LLC
Dr. Patrick Soon-Shiong, a former director of the Company, together with Nant Capital, LLC (“Nant Capital”), beneficially own 8,743,619 shares of Tribune common stock, which represented 24.6% of the outstanding shares of Tribune common stock as of September 30, 2018. California Capital Equity, LLC (“CalCap”) directly owns all of the equity interests of Nant Capital, and CalCap may be deemed to have beneficial ownership of the shares held by Nant Capital. Dr. Soon-Shiong directly owns all of the equity interests of CalCap and may be deemed to beneficially own, and share voting power and investment power with Nant Capital over all shares of Tribune common stock beneficially owned by Nant Capital. Under the Securities Purchase Agreement dated May 22, 2016, among the Company, Nant Capital and Dr. Patrick Soon-Shiong (“Nant Purchase Agreement”), Nant Capital and Dr. Soon-Shiong and their respective affiliates are prohibited, without the prior written approval of the Board of Directors, from acquiring additional equity of the Company if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then-outstanding shares of common stock. This prohibition expires on June 1, 2019. The Nant Purchase Agreement also includes covenants perpetually prohibiting the transfer of shares of the Company’s common stock if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then-outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the Company’s then-existing primary geographical markets.
NOTE 15: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, where applicable (in thousands):

	Foreign Currency	OPEB	Pension	Total
Balance at December 31, 2017	$(31)	$9,932	$(23,428)	$(13,527)
Amounts reclassified from AOCI	—	(7,128)	—	(7,128)
Foreign currency translation adjustments	(11)	—	—	(11)
AOCI recognized in discontinued operations	—	—	25,397	25,397
Balance at September 30, 2018	$(42)	$2,804	$1,969	$4,731
The following table presents the amounts and line items in the Consolidated Statements of Income (Loss) where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the three and nine months ended September 30, 2018 and September 24, 2017 (in thousands):

	Three Months Ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017	Affected Line Items in the Consolidated Statements of Income (Loss)
Accumulated Other Comprehensive Income (Loss) Components
Pension and postretirement benefit adjustments:
Amortization of prior service credits	$(2,634)	$(291)	$(7,901)	$(875)	Other income, net
Amortization of actuarial gains	(658)	(47)	(1,973)	(140)	Other income, net
Total before taxes	(3,292)	(338)	(9,874)	(1,015)
Tax effect	(916)	(134)	(2,746)	(401)	Income tax expense (benefit)
Total reclassifications for the period	$(2,376)	$(204)	$(7,128)	$(614)

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Tribune Company Bankruptcy
On December 31, 2012, Tribune Media Company, formerly Tribune Company (“TCO”) and 110 of its direct and indirect wholly-owned subsidiaries that had filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) (collectively, the “Debtors”) emerged from Chapter 11. Certain of the legal entities included in the Consolidated Financial Statements of Tribune were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors (“Tribune Debtors”).
Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management L.P. on behalf of its managed entities that were holders of TCO’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”), (ii) Law Debenture Trust Company of New York (n/k/a Delaware Trust Company (“Delaware Trust Company”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for TCO’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to a series of transactions consummated by TCO, the TCO employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. Each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Delaware Trust Company and Deutsche Bank. On July 30, 2018, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming (i) the Bankruptcy Court’s judgment overruling Delaware Trust Company’s and Deutsche Bank’s objections to confirmation of the Plan and (ii) the Bankruptcy Court’s order confirming the Plan.  Delaware Trust Company and Deutsche Bank appealed the District Court’s order to the United States Court of Appeals for the Third Circuit (the “Third Circuit”) on August 27, 2018.  That appeal remains pending before the Third Circuit. There is no stay of the Confirmation Order in place pending resolution of the confirmation related appeals.
The Bankruptcy Court has entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases, including the last one of the Tribune Debtors’ cases. The remaining Chapter 11 cases relate to Debtors and successor legal entities that are subsidiaries of TCO. These cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against various of the Debtors (including certain of the Tribune Debtors) in the Chapter 11 cases remain unresolved. The remaining Chapter 11 cases continue to be administered under the caption “In re: Tribune Media Company, et al.,” Case No 08-13141.
NOTE 17: SEGMENT INFORMATION
The Company’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Beginning in the second quarter of fiscal 2016, the operating segments consist of segment M and segment X. Segment M is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. Segment X includes the Company’s digital revenues and related digital expenses from local Tribune websites, third party websites, mobile applications, digital only subscriptions, TCA, and BestReviews. The Company determined that the disposition of the California Properties and forsalebyowner.com did not result in changes to the Company’s segments. Assets are not presented to or used by management at a segment level for making operating and investment decisions and therefore are not reported.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Disaggregated operating revenues and income (loss) from continuing operations by operating segment for the three months ended September 30, 2018 and September 24, 2017, respectively, were as follows for the periods indicated (in thousands):

	Three Months Ended
	M		X		Corporate and Eliminations		Consolidated
	(Print)		(Digital)
	Sept 30, 2018	Sept 24, 2017	Sept 30, 2018	Sept 24, 2017	Sept 30, 2018	Sept 24, 2017	Sept 30, 2018	Sept 24, 2017

Advertising	$83,990	$85,051	$25,748	$30,523	$40	$(25)	$109,778	$115,549
Circulation	87,644	76,620	—	—	(6)	—	87,638	76,620
Commercial print and delivery	24,445	24,283	—	—	—	—	24,445	24,283
Direct mail	8,608	9,653	—	—	—	—	8,608	9,653
Content syndication and other	2,698	2,589	15,329	8,215	7,274	(754)	25,301	10,050
Other	35,751	36,525	15,329	8,215	7,274	(754)	58,354	43,986
Operating revenues	207,385	198,196	41,077	38,738	7,308	(779)	255,770	236,155
Operating expenses	210,640	187,001	37,380	38,247	17,743	13,028	265,763	238,276
Income (loss) from operations	$(3,255)	$11,195	$3,697	$491	$(10,435)	$(13,807)	(9,993)	(2,121)
Interest expense							303	(6,510)
Loss on early extinguishment of debt							—	—
Loss on investments, net							(434)	(403)
Other income, net							3,640	86
Loss from continuing operations before income taxes							$(6,484)	$(8,948)
Depreciation and amortization	$4,151	$4,035	$4,274	$4,059	$3,754	$4,030	$12,179	$12,124

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Disaggregated operating revenues and income (loss) from continuing operations by operating segment for the nine months ended September 30, 2018 and September 24, 2017, respectively, were as follows for the periods indicated (in thousands):

	Nine Months Ended
	M		X		Corporate and Eliminations		Consolidated
	(Print)		(Digital)
	Sept 30, 2018	Sept 24, 2017	Sept 30, 2018	Sept 24, 2017	Sept 30, 2018	Sept 24, 2017	Sept 30, 2018	Sept 24, 2017

Advertising	$254,532	$269,135	$71,785	$91,016	$40	$(156)	$326,357	$359,995
Circulation	260,886	225,631	—	—	(6)	—	260,880	225,631
Commercial print and delivery	77,234	75,456	—	—	—	—	77,234	75,456
Direct mail	24,236	27,453	—	—	—	—	24,236	27,453
Content syndication and other	7,005	9,322	44,404	24,129	7,057	(2,421)	58,466	31,030
Other	108,475	112,231	44,404	24,129	7,057	(2,421)	159,936	133,939
Operating revenues	623,893	606,997	116,189	115,145	7,091	(2,577)	747,173	719,565
Operating expenses	619,461	570,052	109,548	112,002	60,480	34,177	789,489	716,231
Income (loss) from operations	$4,432	$36,945	$6,641	$3,143	$(53,389)	$(36,754)	(42,316)	3,334
Interest expense							(11,673)	(19,310)
Loss on early extinguishment of debt							(7,666)	—
Premium on stock buyback							—	(6,031)
Loss on investments, net							(1,828)	(2,024)
Other income, net							10,943	653
Loss from continuing operations before income taxes							$(52,540)	$(23,378)
Depreciation and amortization	$12,113	$12,600	$13,328	$10,748	$12,126	$11,757	$37,567	$35,105
The operating revenues and operating results from continuing operations presented above are not necessarily indicative of the results that may be expected for the full fiscal year.
NOTE 18: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Nine months ended
	September 30, 2018	September 24, 2017
Cash paid during the period for:
Interest	$10,489	$17,063
Income taxes, net of refunds	3,405	142
Non-cash items in investing activities:
Additions to property plant and equipment under capital leases	—	(890)
Non-cash items in financing activities:
Issuance of stock from treasury for acquisition	34,595	—
New capital leases	—	890

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported within the Consolidated Condensed Balance Sheet that sum to the cash, cash equivalents and restricted cash as reported in the Consolidated Statement of Cash Flows (in thousands):

	As of
	September 30, 2018	December 31, 2017
Cash and cash equivalents	$97,582	$185,351
Restricted cash included in other assets	43,947	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$141,529	$185,351

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Company’s Consolidated Financial Statements and related Notes filed as part of this Quarterly Report, and “Cautionary Statement Concerning Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Quarterly Report, including the factor described under Part II, Item 1A, Risk Factors below as well as the factors described in our Annual Report on Form 10-K as filed with the SEC on March 16, 2018, particularly under Item 1A. “Risk Factors,” and in the Company’s other filings with the SEC.
We believe that the assumptions underlying the Consolidated Financial Statements included in this Quarterly Report are reasonable. However, the Consolidated Financial Statements may not necessarily reflect our results of operations, financial position and cash flows for future periods.
OVERVIEW
Tribune Publishing Company, formerly tronc, Inc., was formed as a Delaware corporation on November 21, 2013. Tribune Publishing Company together with its subsidiaries (collectively, the “Company” or “Tribune”) is a media company rooted in award-winning journalism. Headquartered in Chicago, Tribune operates local media businesses in eight markets with titles including the Chicago Tribune, New York Daily News, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Virginia’s Daily Press and The Virginian-Pilot, The Morning Call of Lehigh Valley, Pennsylvania and the Hartford Courant. Tribune also operates Tribune Content Agency and the Daily Meal and on February 6, 2018, the Company became a majority owner in BestReviews LLC (“BestReviews”). On May 28, 2018, the Company acquired Virginian-Pilot Media Companies LLC, owner of the The Virginian-Pilot a daily newspaper based in Norfolk, Virginia and associated businesses (“Virginian-Pilot”). See Note 5 to the Consolidated Financial Statements for further information on acquisitions.
On May 23, 2018, the Company completed the sale of substantially all of the assets of forsalebyowner.com and on June 18, 2018, the Company completed the sale of the Los Angeles Times, The San Diego Union-Tribune and various other titles of the Company’s California properties (“California Properties”). See Note 6 for more information on the dispositions and related discontinued operations.
Subsequent to September 30, 2018, the Company changed its corporate name from tronc, Inc. to Tribune Publishing Company. The common stock of the Company began trading the morning of October 10, 2018 on Nasdaq under the ticker symbol “TPCO.”
Tribune’s continuing legacy of brands, including the New York Daily News and The Virginian-Pilot, have earned a combined 60 Pulitzer Prizes and are committed to informing, inspiring and engaging local communities. Tribune’s brands create and distribute content across its media portfolio, offering integrated marketing, media, and business services to consumers and advertisers, including digital solutions and advertising opportunities.
The Company continually assesses its operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. In the past these activities have included, and could include in the future, outsourcing of various functions or operations, abandonment of leased space and other activities which may result in changes to employee headcount. See Note 3 to the Consolidated Financial Statements for more information on changes in operations in the first nine months of 2018. The Company expects to continue to take actions deemed appropriate to enhance profitability but does not currently know whether or when any such actions will occur or the potential costs and expected savings. Depending on the actions taken and the timing of any such actions, the anticipated cost savings could be recognized in fiscal periods that do not correspond to the fiscal period(s) in which the charges are recognized. As a result, the Company’s net income trends could be impacted and more difficult to predict.
In the first quarter, the U.S. imposed preliminary tariffs on certain Canadian newsprint suppliers and the Company’s newsprint suppliers have raised their prices approximately 23.0% in response. On August 29, 2018, the International Trade Commission reached a negative determination on the tariffs stating that these imports do not cause material harm to the U.S. paper industry. As a result of this final determination, duties submitted in the intervening months will not be collected from the importers of record. Since the final determination, the Company has seen very little effort by newsprint suppliers to rescind price increases, which were wholly or partially due to pending duty and tariff determinations. As a result, the

Company may continue to experience high newsprint prices for an undetermined amount of time. Higher newspaper prices may negatively impact profitability and demand for newsprint.
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
On February 6, 2018, the Company acquired a 60% membership interest in BestReviews LLC (“BestReviews”), a company engaged in the business of testing, researching and reviewing consumer products, pursuant to an Acquisition Agreement, entered into on the same date (the “BestReviews Acquisition Agreement”), among the Company, BestReviews Inc., a Delaware corporation (“BR Parent”), BestReviews and the stockholders of Parent named therein. The total purchase price of $68.3 million consisted of $33.7 million in cash, less a post-closing working capital adjustment received from the seller of $0.6 million, and $34.6 million in common stock of the Company. The Company issued 1,913,438 shares of common stock in connection with the closing (the “Stock Consideration”). See Note 5 to the Consolidated Financial Statements for additional information related to the acquisition.
On February 7, 2018, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) by and between the Company and Nant Capital, LLC (“Nant Capital”), pursuant to which the Company would sell the California Properties to Nant Capital for an aggregate purchase price of $500 million in cash, plus the assumption of unfunded pension liabilities related to the San Diego Pension Plan, subject to a customary post-closing working capital adjustment (the "Nant Transaction"). The Nant Transaction closed on June 18, 2018. Dr. Soon-Shiong, a former director of the Company, together with Nant Capital, beneficially own 8,743,619 shares of Tribune common stock, which represented 24.6% of the outstanding shares of Tribune common stock as of September 30, 2018. The gain on sale and operating results of the California Properties are included in discontinued operations in the statement of operations for all periods presented. See Note 6 to the Consolidated Financial Statements for additional information related to the disposition.
On December 20, 2017, the Company entered into a Consulting Agreement with Merrick Ventures LLC (“Merrick Ventures”) and solely for certain sections thereof, Michael W. Ferro, Jr. and Merrick Media, LLC (“Merrick Media”). Mr. Ferro is: (1) Chairman and Chief Executive Officer of Merrick Ventures and (2) the manager of Merrick Venture Management, LLC which is the sole manager of Merrick Media. Mr. Ferro, together with Merrick Ventures and Merrick Media, is a significant stockholder of the Company. At the time the agreement was signed, Mr. Ferro was also Chairman of Tribune’s Board of Directors. On March 18, 2018, Mr. Ferro retired from the Company’s Board. As Mr. Ferro was no longer actively engaged in the business and the Company remained contractually committed for the future payments due under the Consulting Agreement, the Company recognized expense for the full $15.0 million due under the Consulting Agreement in outside services in the first quarter of 2018 and made the initial $5.0 million payment in January 2018. In the second quarter of fiscal 2018, the Company amended the Consulting Agreement. The amendment reduced the total fees due under the Consulting Agreement by $2.5 million (from $15 million to $12.5 million) and terminated the Company’s obligation to engage Merrick Ventures as its advisor. Instead, the amendment allows the Company to engage Merrick Ventures as its advisor, if it so chooses, but at no additional cost to the Company. If so engaged, the Company would indemnify Merrick Ventures if the Company requests it to meet with third parties. In June 2018, the Company paid the remaining $7.5 million in fees due under the amended Consulting Agreement in connection with the execution of the amendment. The Company recognized a credit of $2.5 million for the reduction in fees due under the Consulting Agreement in outside services in the second quarter of 2018. The non-compete covenants and amended Securities Purchase Agreement terms contained in the Consulting Agreement were not altered by the amendment and remain in place through December 31, 2020.
On May 23, 2018, the Company sold substantially all of the assets of forsalebyowner.com, LLC, for $2.5 million in cash, less a a post-closing working capital payment to the buyer of $0.1 million. In connection with the sale agreement, the buyer agreed to purchase advertising placements from the Company in an amount at least equal to $4.5 million over a two-year term. The gain on sale and results are included in discontinued operations in the statement of operations for all periods presented. See Note 6 to the Consolidated Financial Statements for additional information related to the acquisition.
On May 28, 2018, the Company acquired Virginian-Pilot Media Companies, LLC (“Virginian-Pilot”), a company engaged in the ownership and operation of The Virginian-Pilot daily newspaper based in Norfolk, Virginia. The purchase price was $34.0 million subject to a post-closing working capital adjustment. Subsequent to September 30, 2018, the Company received a working capital adjustment of $0.1 million from the seller. As part of the acquisition, the Company also acquired Virginian-Pilot’s real estate portfolio (comprised of approximately 460,000 square feet), including its headquarters building in downtown Norfolk, its printing and distribution facilities in Virginia Beach and a number of satellite offices in Norfolk and North Carolina. See Note 5 to the Consolidated Financial Statements for additional information related to the acquisition.
On June 21, 2018, the Company used a portion of the proceeds from the Nant Transaction to repay the outstanding principal and terminate the Senior Term Facility. The Company also terminated the Senior ABL Facility. As a result of the Senior ABL Facility termination, the Company established $43.9 million of restricted cash for outstanding letters of credit previously secured by the Senior ABL Facility. As a result of the early extinguishment of debt, the Company incurred a $7.7 million loss related to expensing the remaining balance of original issue discount and debt origination fees. See Note 9 to the Consolidated Financial Statements for additional information related to the extinguishment.
Segments
Subsequent to the Company’s name change, Tribune renamed its existing segments to M and X. The Company manages its business as two distinct segments, M and X. Segment M is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. Segment X includes the Company’s digital revenues and related digital expenses, from local Tribune websites, third party websites, mobile applications, digital-only subscriptions, Tribune Content Agency (“TCA”), and BestReviews.
Segment M
Segment M’s media groups include the Chicago Tribune Media Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group, the New York Daily News Group and the Virginia Media Group (includes the Daily Press and the recently acquired The Virginian-Pilot).
In the nine months ended September 30, 2018, 40.8% of segment M’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and from the delivery of preprinted advertising supplements. Approximately 41.7% of operating revenues for the nine months ended September 30, 2018 were generated from the sale of newspapers and other publications to individual subscribers or to sales outlets that re-sell the newspapers. The remaining 17.5% of operating revenues for the nine months ended September 30, 2018 were generated from the provision of commercial printing and delivery services to other newspapers, direct mail advertising and services, and other related activities.
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
As of September 30, 2018, the Company’s prominent print publications include:

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
Segment X
Segment X comprises the Company’s digital operations and includes the Company’s digital revenues and related digital expenses from local Tribune websites, third party websites, mobile applications, digital only subscriptions, TCA, and BestReviews.
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
In the nine months ended September 30, 2018, 61.8% of segment X’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space on interactive websites and digital marketing services. The remaining 38.2% of operating revenues for the nine months ended September 30, 2018 were generated from the sale of digital content and other related activities.
Digital advertising consists of website display, banner ads, advertising widgets, coupon ads, video, search advertising and linear ads placed by Tribune on websites. Advertising services include development of mobile websites, search engine marketing and optimization, social media account management and content marketing for its customers’ web presence for small to medium size businesses.
Products and Services
As of September 30, 2018, the Company’s prominent websites include:

Websites
www.tribpub.com	www.orlandosentinel.com	www.thedailymeal.com
www.chicagotribune.com	www.orlandosentinel/elsentinel.com	www.theactivetimes.com
www.chicagomag.com	www.baltimoresun.com	www.dailypress.com
www.sun-sentinel.com	www.capitalgazette.com	www.pilotonline.com
www.sun-sentinel/elsentinel.com	www.carrollcountytimes.com	www.vivelohoy.com
www.bestreviews.com	www.courant.com	www.redeyechicago.com
www.nydailynews.com	www.themorningcall.com
The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of Tribune’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter reflect spring advertising revenues, while the fourth quarter includes advertising revenues related to the holiday season.

Results of Operations
Consolidated
Operating results from continuing operations for the three and nine months ended September 30, 2018 and September 24, 2017 are shown in the table below (in thousands).

	Three months ended			Nine months ended
	Sept 30, 2018	Sept 24, 2017	% Change	Sept 30, 2018	Sept 24, 2017	% Change
Operating revenues	$255,770	$236,155	8.3%	$747,173	$719,565	3.8%
Compensation	107,762	97,304	10.7%	324,982	286,306	13.5%
Newsprint and ink	16,980	12,974	30.9%	48,348	41,399	16.8%
Outside services	81,572	78,572	3.8%	262,372	239,593	9.5%
Other operating expenses	47,270	37,302	26.7%	116,220	113,828	2.1%
Depreciation and amortization	12,179	12,124	0.5%	37,567	35,105	7.0%
Total operating expenses	265,763	238,276	11.5%	789,489	716,231	10.2%
Income (loss) from operations	(9,993)	(2,121)	*	(42,316)	3,334	*
Interest expense, net	303	(6,510)	*	(11,673)	(19,310)	(39.5%)
Loss on early extinguishment of debt	—	—	*	$(7,666)	$—	*
Premium on stock buyback	—	—	*	—	(6,031)	*
Loss on equity investments, net	(434)	(403)	7.7%	(1,828)	(2,024)	(9.7%)
Other income, net	3,640	86	*	10,943	653	*
Income tax expense (benefit)	(5,835)	3,697	*	(8,719)	1,612	*
Loss from continuing operations	(649)	(12,645)	(94.9%)	(43,821)	(24,990)	75.4%
Income (loss) from discontinued operations, net of taxes	(3,586)	14,701	*	290,665	30,898	*
Net Income (Loss)	(4,235)	2,056	*	246,844	5,908	*
Income (loss) attributable to noncontrolling interest	(239)	—	*	471	—	*
Net income (loss) attributable to Tribune	$(3,996)	$2,056	*	$246,373	$5,908	*
* Represents positive or negative change in excess of 100%
Three months ended September 30, 2018 compared to the Three months ended September 24, 2017
Operating Revenues—Operating revenues increased 8.3%, or $19.6 million, in the three months ended September 30, 2018 compared to the same period for 2017. The increase was due primarily to the combined impact of the acquisitions of the New York Daily News in the third quarter of 2017, BestReviews in the first quarter of 2018, and The Virginian-Pilot in the second quarter of 2018. Such acquisitions contributed $48.2 million in revenue during the three months ended September 30, 2018 compared to $7.6 million during the three months ended September 24, 2017. The increase was partially offset by decreases in advertising revenue. The decrease in advertising revenue also reflects the conversion of the Cars.com agreement.
Compensation Expense—Compensation expense increased 10.7%, or $10.5 million, in the three months ended September 30, 2018. This increase was due primarily to the acquisitions which contributed $25.9 million in the three months ended September 30, 2018 compared to $4.6 million during the three months ended September 24, 2017. The increase from acquisitions was partially offset by a decrease in salary expense of $10.2 million as a result of the reduction in headcount due to current and prior periods personnel restructuring.
Newsprint and Ink Expense—Newsprint and ink expense increased 30.9%, or $4.0 million, in the three months ended September 30, 2018. This increase was due primarily to the acquisitions which contributed $4.7 million in the three months ended September 30, 2018 compared to $0.9 million during the three months ended September 24, 2017. During the quarter, the increase in average cost per ton was off set by a decrease in consumption.
Outside Services Expense—Outside services expense increased 3.8%, or $3.0 million, in the three months ended September 30, 2018. This increase was due primarily to the acquisitions which contributed $9.7 million in the three months ended September 30, 2018 compared to $1.5 million during the three months ended September 24, 2017. The $8.2 million increase from acquisitions was partially offset by a decrease in production and distribution expenses of $2.9 million, a decrease in outside services expense of $1.7 million and a decrease in outside printing and production expenses of $0.7 million.
Other Operating Expenses—Other expenses increased 26.7%, or $10.0 million, in the three months ended September 30, 2018. This increase was due primarily to the acquisitions which contributed $12.6 million in the three months ended September 30, 2018 compared to $1.7 million during the three months ended September 24, 2017. The remaining other operating expenses were comparable with the prior period with the $8.3 million decrease in affiliate fees related to the conversion of the Cars.com agreement offset by $8.4 million of pre-sale shared service costs that were allocated to discontinued operations.
Depreciation and Amortization Expense—Depreciation and amortization expense was consistent with the prior year.
Interest Expense, Net—Interest expense decreased as the Senior Term Facility was repaid in full in June 2018. See Note 9 to the Consolidated Financial Statements for more information on the debt repayment.
Loss on Equity Investments, Net—Loss on equity investments, net was consistent with the prior year.
Other Income, Net—The increase in other income, net is due to increased credits related to periodic benefit costs. Due to an accounting standard change, these credits are reported in Other Income, Net, instead of Compensation. See Note 1 to the Consolidated Financial Statements for additional information on the standard change and Note 11 to the Consolidated Financial Statements for additional information on the Company’s pension and other postretirement benefits.
Income Tax Expense (Benefit)—Income tax expense (benefit) decreased $9.5 million for the three months ended September 30, 2018 over the prior year period. For the three months ended September 30, 2018, the Company recorded an income tax benefit of $5.8 million. The effective tax rate on pretax income was 90.0% in the three months ended September 30, 2018. This rate differs from the U.S. federal statutory rate of 21.8% primarily due to state income taxes, net of federal benefit and non-deductible expenses.
For the three months ended September 24, 2017, the Company recorded income tax expense of $3.7 million. The effective tax rate on pretax income was 41.3% in the three months ended September 24, 2017. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit and non-deductible expenses.
Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 24, 2017
Operating Revenues—Operating revenues increased 3.8%, or $27.6 million, in the nine months ended September 30, 2018 compared to the same period for 2017. The increase was due primarily to the combined impact of the previously mentioned acquisitions. Such acquisitions contributed $120.1 million in revenue during the nine months ended September 30, 2018 compared to $7.6 million during the nine months ended September 24, 2017. The increase was partially offset by decreases in advertising revenue and other revenue. The decrease in advertising revenue also reflects the conversion of the Cars.com agreement.
Compensation Expense—Compensation expense increased 13.5%, or $38.7 million, in the nine months ended September 30, 2018. This increase was due primarily to the acquisitions which contributed $63.5 million in the nine months ended September 30, 2018 compared to $4.6 million during the nine months ended September 24, 2017. The increase from acquisitions was partially offset by a decrease in salary expense of $22.0 million as a result of the reduction in headcount due to personnel restructuring in current and prior periods.
Newsprint and Ink Expense—Newsprint and ink expense increased 16.8%, or $6.9 million, in the nine months ended September 30, 2018. This increase was due primarily to the acquisitions which contributed $12.5 million in the nine months ended September 30, 2018 compared to $0.9 million during the nine months ended September 24, 2017. In addition to the increase related to the acquisitions, the Company experienced a 21.7% increase in average cost per ton of newsprint, related to a proposed tariff on certain newsprint products sourced from Canada. These increases were partially offset by a 29.1% decrease in consumption.
Outside Services Expense—Outside services expense increased 9.5%, or $22.8 million, in the nine months ended September 30, 2018. This increase was due primarily to the acquisitions which contributed $24.6 million in the nine months ended September 30, 2018 compared to $1.5 million during the nine months ended September 24, 2017 as well as expense related to the Consulting Agreement described in Note 4 to the Consolidated Financial Statements. These increases were partially offset by a decrease in circulation and distribution expenses of $9.8 million.
Other Operating Expenses—Other expenses increased 2.1%, or $2.4 million, in the nine months ended September 30, 2018. This increase was due primarily to the acquisitions which contributed $32.9 million in the nine months ended September 30, 2018 compared to $1.7 million during the nine months ended September 24, 2017. This increase was partially offset by a $24.8 million decrease in affiliate fees related to the conversion of the Cars.com agreement and a $6.0 in general operating expenses.
Depreciation and Amortization Expense—Depreciation and amortization increased 7.0%, or $2.5 million, in the nine months ended September 30, 2018. This increase was due primarily to the acquisitions which contributed $2.9 million in the nine months ended September 30, 2018 compared to $0.5 million during the nine months ended September 24, 2017.
Interest Expense, Net—Interest expense decreased as the Senior Term Facility was repaid in full in June 2018. See Note 9 to the Consolidated Financial Statements for more information on the debt repayment.
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
Other Income, Net - The increase in other income, net is due to increased credits related to periodic benefit costs. Due to an accounting standard change, these credits are reported in Other Income, Net, instead of Compensation. See Note 1 to the Consolidated Financial Statements for additional information on the standard change and Note 11 to the Consolidated Financial Statements for additional information on the Company’s pension and other postretirement benefits.
Income Tax Expense (Benefit)—Income tax expense (benefit) decreased $10.3 million for the nine months ended September 30, 2018 over the prior year period. For the nine months ended September 30, 2018, the Company recorded an income tax benefit of $8.7 million. The effective tax rate on pretax income was 16.6% in the nine months ended September 30, 2018. This rate differs from the U.S. federal statutory rate of 21.8% primarily due to state income taxes, net of federal benefit and non-deductible expenses.
For the nine months ended September 24, 2017, the Company recorded income tax expense of $1.6 million. The effective tax rate on pretax income was (6.9)% in the nine months ended September 24, 2017. This rate differs from the U.S. federal statutory rate of 35% primarily because the $6.0 million premium on stock buyback is a nondeductible permanent difference for the calculation of income taxes. The rate also differs due to state income taxes, net of federal benefit and nondeductible expenses and the domestic production activities deduction.
Segments
The Company manages its business as two distinct segments, M and X. Segment M is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. Segment X includes the Company’s digital revenues and related digital expenses from local Tribune websites, third party websites, mobile applications, digital only subscriptions, TCA, and BestReviews.
The Company measures segment profit using income from operations, which is defined as net income before net interest expense, gain on investment transactions, reorganization items and income taxes.

The tables below show the segmentation of income and expenses from continuing operations for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 24, 2017 (in thousands). Each three-month period consists of 13 weeks.

	Three Months Ended
	M		X		Corporate and Eliminations		Consolidated
	Sept 30, 2018	Sept 24, 2017	Sept 30, 2018	Sept 24, 2017	Sept 30, 2018	Sept 24, 2017	Sept 30, 2018	Sept 24, 2017
Total revenues	$207,385	$198,196	$41,077	$38,738	$7,308	$(779)	$255,770	$236,155
Operating expenses	210,640	187,001	37,380	38,247	17,743	13,028	265,763	238,276
Income (loss) from operations	(3,255)	11,195	3,697	491	(10,435)	(13,807)	(9,993)	(2,121)
Depreciation and amortization	4,151	4,035	4,274	4,059	3,754	4,030	12,179	12,124
Adjustments (1)	7,182	3,594	2,475	1,240	4,797	5,272	14,454	10,106
Adjusted EBITDA	$8,078	$18,824	$10,446	$5,790	$(1,884)	$(4,505)	$16,640	$20,109
(1) See Non-GAAP Measures for additional information on adjustments.

	Nine Months Ended
	M		X		Corporate and Eliminations		Consolidated
	Sept 30, 2018	Sept 24, 2017	Sept 30, 2018	Sept 24, 2017	Sept 30, 2018	Sept 24, 2017	Sept 30, 2018	Sept 24, 2017
Total revenues	$623,893	$606,997	$116,189	$115,145	$7,091	$(2,577)	$747,173	$719,565
Operating expenses	619,461	570,052	109,548	112,002	60,480	34,177	789,489	716,231
Income (loss) from operations	4,432	36,945	6,641	3,143	(53,389)	(36,754)	(42,316)	3,334
Depreciation and amortization	12,113	12,600	13,328	10,748	12,126	11,757	37,567	35,105
Adjustments (1)	15,926	9,966	7,737	3,175	28,485	13,021	52,148	26,162
Adjusted EBITDA	$32,471	$59,511	$27,706	$17,066	$(12,778)	$(11,976)	$47,399	$64,601
Segment M

	Three Months Ended			Nine Months Ended
(in thousands)	Sept 30, 2018	Sept 24, 2017	% Change	Sept 30, 2018	Sept 24, 2017	% Change
Operating revenues:
Advertising	$83,990	$85,051	(1.2%)	$254,532	$269,135	(5.4%)
Circulation	87,644	76,620	14.4%	260,886	225,631	15.6%
Other	35,751	36,525	(2.1%)	108,475	112,231	(3.3%)
Total revenues	207,385	198,196	4.6%	623,893	606,997	2.8%
Operating expenses	210,640	187,001	12.6%	619,461	570,052	8.7%
Income (loss) from operations	(3,255)	11,195	*	4,432	36,945	(88.0%)
Depreciation and amortization	4,151	4,035	2.9%	12,113	12,600	(3.9%)
Adjustments (1)	7,182	3,594	99.8%	15,926	9,966	59.8%
Adjusted EBITDA	$8,078	$18,824	(57.1%)	$32,471	$59,511	(45.4%)
(1) See Non-GAAP Measures for additional information on adjustments.

Three Months Ended September 30, 2018 compared to the Three Months Ended September 24, 2017
Advertising Revenues—Total advertising revenues decreased 1.2%, or $1.1 million, in the three months ended September 30, 2018. Retail advertising decreased $12.9 million, year over year, primarily due to decreases in department store, furniture, food and drug stores, specialty merchandise, hardware store and general merchandise categories. National advertising decreased $1.2 million, year over year, primarily due to decreases in advertising agency and wireless categories. Classified advertising revenues decreased $0.9 million due to decreases in the employment category partially offset by increases in the legal notice category. These decreases were partially offset by the acquisitions of the New York Daily News in the third quarter 2017, and The Virginian-Pilot in the second quarter of 2018. Such acquisitions contributed $15.9 million in revenue during the three months ended September 30, 2018 compared to $1.9 million during the three months ended September 24, 2017.
Circulation Revenues—Circulation revenues increased 14.4%, or $11.0 million, in the three months ended September 30, 2018. This increase was due primarily to the acquisitions which contributed $16.1 million in the three months ended September 30, 2018 compared to $3.2 million during the three months ended September 24, 2017. The increase attributable to the acquisitions is partially offset by a decrease in circulation volume which exceeded increases in rates.
Other Revenues—Other revenues decreased 2.1%, or $0.8 million, in the three months ended September 30, 2018, due primarily to declines of $3.1 million in revenues from commercial print and delivery and $1.1 million in revenues from direct mail. These decreases were partially offset by revenues from the acquisitions which contributed $4.7 million in the three months ended September 30, 2018 compared to $1.0 million during the three months ended September 24, 2017.
Operating Expenses—Operating expenses increased 12.6%, or $23.6 million, in the three months ended September 30, 2018. This increase was due primarily to the acquisitions which contributed $45.7 million in the three months ended September 30, 2018 compared to $8.7 million during the three months ended September 24, 2017. This increase was partially offset by decreases in almost all expense categories.
Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 24, 2017
Advertising Revenues—Total advertising revenues decreased 5.4%, or $14.6 million, in the nine months ended September 30, 2018 compared to the nine months ended September 24, 2017. Retail advertising decreased $38.2 million due to decreases in department store, furniture, food and drug stores, specialty merchandise and general merchandise categories. National advertising decreased $5.5 million, year over year, primarily due to decreases in advertising agency and wireless categories. Classified advertising revenues decreased $3.2 million due to decreases in all categories. These decreases were partially offset by advertising revenue from the acquisitions which contributed $34.2 million in the nine months ended September 30, 2018 compared to $1.9 million during the nine months ended September 24, 2017.
Circulation Revenues—Circulation revenues increased 15.6%, or $35.3 million, in the nine months ended September 30, 2018. This increase was due primarily to the acquisitions which contributed $42.5 million in the nine months ended September 30, 2018 compared to $3.2 million during the nine months ended September 24, 2017. The increase attributable from acquisition is partially offset by a decrease in circulation volume which exceeded increases in rates.
Other Revenues—Other revenues decreased $3.8 million, or 3.3%, in the nine months ended September 30, 2018, due primarily to declines of $9.6 million in revenues from commercial print and delivery, $3.3 million in revenues from direct mail and $3.2 million in revenues from content syndication. These decreases were partially offset by revenues from the acquisitions which contributed $13.4 million in the nine months ended September 30, 2018 compared to $1.0 million during the nine months ended September 24, 2017.
Operating Expenses—Operating expenses increased 8.7%, or $49.4 million, in the nine months ended September 30, 2018. This increase was due primarily to the acquisitions which contributed $114.0 million in the nine months ended September 30, 2018 compared to $8.7 million during the nine months ended September 24, 2017. This increase was partially offset by decreases in almost all expense categories.

Segment X

	Three Months Ended			Nine Months Ended
(in thousands)	Sept 30, 2018	Sept 24, 2017	% Change	Sept 30, 2018	Sept 24, 2017	% Change
Operating revenues:
Advertising	$25,748	$30,523	(15.6%)	$71,785	$91,016	(21.1%)
Content	15,329	8,215	86.6%	44,404	24,129	84.0%
Total revenues	41,077	38,738	6.0%	116,189	115,145	0.9%
Operating expenses	37,380	38,247	(2.3%)	109,548	112,002	(2.2%)
Income from operations	3,697	491	*	6,641	3,143	*
Depreciation and amortization	4,274	4,059	5.3%	13,328	10,748	24.0%
Adjustments (1)	2,475	1,240	99.6%	7,737	3,175	*
Adjusted EBITDA	$10,446	$5,790	80.4%	$27,706	$17,066	62.3%
* Represents positive or negative change in excess of 100%
(1) See Non-GAAP Measures for additional information on adjustments.
Three Months Ended September 30, 2018 compared to the Three Months Ended September 24, 2017
Advertising Revenues—Total advertising revenues decreased 15.6%, or $4.8 million, in the three months ended September 30, 2018. Classified advertising revenue decreased $12.9 million, primarily due to a decrease in the automotive category as a result of the conversion of the Cars.com agreement. Retail advertising revenue increased $3.7 million, primarily due to increases in the car dealerships and lots category, partially offset by decreases in the hardware stores and amusements categories. National advertising revenue remained consistent with prior year. The net decrease in advertising revenue was partially offset by the combined impact of the acquisitions of the New York Daily News in the third quarter 2017, BestReviews in the first quarter of 2018, and The Virginian-Pilot in the second quarter of 2018. Such acquisitions contributed $6.5 million in revenue during the three months ended September 30, 2018 compared to $1.3 million during the three months ended September 24, 2017.
Content Revenues—Content revenues increased 86.6%, or $7.1 million, in the three months ended September 30, 2018. This increase was due primarily to the acquisitions which contributed $5.0 million in revenue during the three months ended September 30, 2018 compared to $0.1 million during the three months ended September 24, 2017, and an increase of $2.2 million in digital subscription revenue.
Operating Expenses—Operating expenses decreased 2.3%, or $0.9 million, in the three months ended September 30, 2018, as the decreases in substantially all expense categories were partially offset by increases due to acquisitions. Such acquisitions contributed $8.3 million in the three months ended September 30, 2018 compared to $0.5 million during the three months ended September 24, 2017.
Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 24, 2017
Advertising Revenues—Total advertising revenues decreased 21.1%, or $19.2 million, in the nine months ended September 30, 2018. Classified advertising revenue decreased $37.5 million, primarily due to a decrease in the automotive category as a result of the conversion of the Cars.com agreement. Retail advertising revenue increased $6.5 million primarily due to increases in the car dealerships and lots category, partially offset by decreases in the hardware stores, amusements and food and drug store categories. National advertising revenue remained consistent with prior year. The net decrease in advertising revenue was partially offset by advertising revenue from the acquisitions which contributed $15.2 million in the nine months ended September 30, 2018 compared to $1.3 million during the nine months ended September 24, 2017.
Content Revenues—Content revenues increased 84.0%, or $20.3 million, in the nine months ended September 30, 2018, due primarily to content revenues from the acquisitions mentioned above and an increase of $5.3 million in digital subscription revenue. The content revenues from the acquisitions contributed $14.8 million in the nine months ended September 30, 2018 compared to $0.1 million during the nine months ended September 24, 2017.

Operating Expenses—Operating expenses decreased 2.2%, or $2.5 million, in the three months ended September 30, 2018, due to decreases across most expense categories partially offset by operating expenses from the acquisitions mentioned above. Such acquisitions contributed $22.5 million in the nine months ended September 30, 2018 compared to $0.5 million during the nine months ended September 24, 2017.
Non-GAAP Measures
Adjusted EBITDA—The Company defines Adjusted EBITDA as income (loss) from continuing operations before equity in earnings of unconsolidated affiliates, income taxes, loss on early debt extinguishment, interest expense, other (expense) income, realized gain (loss) on investments, reorganization items, depreciation and amortization, net income attributable to noncontrolling interest, and other items that the Company does not consider in the evaluation of ongoing operating performance. These items include stock-based compensation expense, restructuring charges, transaction expenses, certain other charges and gains that the Company does not believe reflects the underlying business performance.

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2018	September 24, 2017	% Change	September 30, 2018	September 24, 2017	% Change
Loss from continuing operations	$(649)	$(12,645)	(94.9)%	$(43,821)	$(24,990)	75.4%

Income tax expense (benefit) from continuing operations	(5,835)	3,697	*	(8,719)	1,612	*
Interest expense, net	(303)	6,510	*	11,673	19,310	(39.5%)
Loss on early extinguishment of debt	—	—	*	7,666	—	*
Premium on stock buyback	—	—	*	—	6,031	*
Loss on equity investments, net	434	403	7.7%	1,828	2,024	(9.7%)
Other income, net (1)	(3,640)	(86)	*	(10,943)	(653)	*
Income (loss) from continuing operations	(9,993)	(2,121)	*	(42,316)	3,334	*
Depreciation and amortization	12,179	12,124	0.5%	37,567	35,105	7.0%
Restructuring and transaction costs (2)	11,472	7,468	53.6%	44,635	19,454	*
Stock-based compensation	2,982	2,562	16.4%	7,513	6,631	13.3%
Employee voluntary separation program	—	76	*	—	77	*
Adjusted EBITDA from continuing operations	$16,640	$20,109	(17.3%)	$47,399	$64,601	(26.6%)
* Represents positive or negative change in excess of 100%

(1) -
Effective January 1, 2018, the Company adopted ASU 2017-07, which requires certain components of net benefit costs to be presented outside of income from operations. The standard required retrospective application. Accordingly, amounts presented in the prior period have been adjusted to conform with the standard.

(2) -
Restructuring and transaction costs include costs related to Tribune's internal restructuring, such as severance, charges associated with vacated space, costs related to completed and potential acquisitions and a one-time charge related to the Consulting Agreement.

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
Sources and Uses
The Company expects to fund capital expenditures and pension payments due in 2018 and other operating requirements through a combination of cash flows from operations and investments. The Company’s financial and operating performance remains subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond the control of the Company and, despite the Company’s current liquidity position, no assurances can be made that cash flows from operations and investments, or dispositions of assets or operations will be sufficient to satisfy the Company’s future liquidity needs.
The table below details the total operating, investing and financing activity cash flows from continuing operations for the nine months ended September 30, 2018 and September 24, 2017 (in thousands):

	Nine months ended
	September 30, 2018	September 24, 2017
Net cash used for operating activities	$(7,292)	$22,588
Net cash used for investing activities	(122,162)	(11,673)
Net cash used for financing activities	(358,510)	(74,167)
Decrease in cash attributable to continuing operations	$(487,964)	$(63,252)
Cash flow generated from operating activities is Tribune’s primary source of liquidity. Net cash used for operating activities from continuing operations was $7.3 million for the nine months ended September 30, 2018, down $29.9 million from $22.6 million for the nine months ended September 24, 2017. The decrease was primarily driven by unfavorable fluctuations in working capital related to the receivable from NantMedia and a $12.5 million payment made under the Consulting Agreement, partially offset by lower operating results.
Net cash used for investing activities from continuing operations totaled $122.2 million in the nine months ended September 30, 2018, primarily due to $71.0 million used for acquisitions and $49.0 million used for capital expenditures. In the nine months ended September 24, 2017, net cash used in investing activities totaled $11.7 million primarily due to $13.1 million for capital expenditures.
Net cash used for financing activities totaled $358.5 million in the nine months ended September 30, 2018 primarily due to $353.3 million used for loan payments on senior debt. In the nine months ended September 24, 2017, net cash used for financing activities totaled $74.2 million which included $56.2 million used to repurchase shares of the Company’s common stock and $15.8 million in loan payments on senior debt.
Net cash provided by discontinued operations totaled $444.1 million in the nine months ended September 30, 2018, primarily due to net proceeds of $497.7 million from the sale of the California Properties and forsalebyowner.com partially offset by $56.0 million of federal tax payments. In the nine months ended September 24, 2017, net cash provided by discontinued operations totaled $50.1 million primarily due to cash provided by operating activities of the Los Angeles Times and The San Diego Union-Tribune.
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
Employee Reductions
During the second quarter of 2017, the Company contracted with a third party to outsource the printing, packaging and delivery of the Orlando Sentinel. The services were fully transitioned to the third party by the end of the third quarter of 2017. The change in operations resulted in staff reductions of 112 positions and a pretax charge related to those reductions of $2.2 million. The related salary continuation payments began in the third quarter of 2017 and are expected to continue through the fourth quarter of 2018.
During the third quarter of 2018, the Company identified reductions in staffing levels of 178 positions of which approximately 50% were at the New York Daily News. The Company took a pretax charge related to those reductions of $4.6 million. The related salary continuation payments began in the third quarter of 2018 and will continue until the third quarter of 2019.
In addition to the initiatives mentioned above, the Company implemented additional reductions of 52 and 339 positions during the three and nine months ended September 30, 2018, respectively, and recorded pretax charges related to these reductions of $3.5 million and $14.3 million, respectively. The Company implemented reductions of 60 and 162 positions during the three and nine months ended September 24, 2017, respectively, and recorded pretax charges related to these reductions of $3.9 million and $6.8 million, respectively.

Debt
During the quarter ended July 1, 2018, the Company used a portion of the proceeds received from the Nant Transaction to repay the Senior Term Facility and terminated the Senior ABL Facility. On June 21, 2018, the Company repaid the outstanding principal balance of $348.0 million under the Senior Term Facility and terminated the agreement. As a result of the early extinguishment of debt, the Company incurred a $7.7 million loss related to expensing the remaining balance of original issue discount and initiation fees. Additionally, on June 21, 2018, the Company terminated the Senior ABL Facility. As a result of the Senior ABL Facility termination, the Company established $43.9 million of restricted cash for outstanding letters of credit previously secured by the Senior ABL Facility. See Note 9 to the Consolidated Financial Statements for more information related to the repayment and termination.
New Accounting Standards
See Note 1 in the Consolidated Financial Statements for a description of new accounting standards issued and/or adopted in the nine months ended September 30, 2018.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2018, there had been no material changes in the Company’s exposure to market risk from the disclosure included in the annual report on Form 10-K as filed with the SEC on March 16, 2018.
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
Except as discussed below, there has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Tribune Company Bankruptcy
On December 31, 2012, Tribune Media Company, formerly Tribune Company (“TCO”) and 110 of its direct and indirect wholly-owned subsidiaries that had filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) (collectively, the “Debtors”) emerged from Chapter 11. Certain of the legal entities included in the Consolidated Financial Statements of Tribune were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors (“Tribune Debtors”).
Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management L.P. on behalf of its managed entities that were holders of TCO’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”), (ii) Law Debenture Trust Company of New York (n/k/a Delaware Trust Company (“Delaware Trust Company”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for TCO’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to a series of transactions consummated by TCO, the TCO employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. Each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Delaware Trust Company and Deutsche Bank. On July 30, 2018, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming (i) the Bankruptcy Court’s judgment overruling Delaware Trust Company’s and Deutsche Bank’s objections to confirmation of the Plan and (ii) the Bankruptcy Court’s order confirming the Plan.  Delaware Trust Company and Deutsche Bank appealed the District Court’s order to the United States Court of Appeals for the Third Circuit (the “Third Circuit”) on August 27, 2018.  That appeal remains pending before the Third Circuit. There is no stay of the Confirmation Order in place pending resolution of the confirmation related appeals.
The Bankruptcy Court has entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases, including the last one of the Tribune Debtors’ cases. The remaining Chapter 11 cases relate to Debtors and successor legal entities that are subsidiaries of TCO. These cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against various of the Debtors (including certain of the Tribune Debtors) in the Chapter 11 cases remain unresolved. The remaining Chapter 11 cases continue to be administered under the caption “In re: Tribune Media Company, et al.,” Case No 08-13141.
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
Item 1A. Risk Factors
The risk factor set forth below updates the corresponding risk factor in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 10K”). In addition to the risk factor below and the other information in this report, investors should carefully consider the other risk factors discussed in the 2017 10-K, which could materially affect our business, financial position and results of operations.
Newsprint prices may continue to be volatile and difficult to predict and control.
Newsprint and ink expense was 6.1% of our total operating expenses in for the nine months ended September 30, 2018. The price of newsprint has historically been subject to change, and the consolidation of North American newsprint mills over the years has reduced the number of suppliers. We have historically been able to realize favorable newsprint pricing by virtue of our company-wide volume and a long-term contract with a significant supplier. Failure to maintain our current consumption levels, further supplier consolidation or the inability to maintain our existing relationships with our newsprint suppliers may adversely affect newsprint prices in the future.
In addition, the United States Department of Commerce announced the initiation of an anti-dumping and countervailing duty investigation of Canadian imports of uncoated groundwood paper, which includes newsprint. The Department of Commerce reached its preliminary determination on countervailing duties on January 9, 2018, which resulted in tariffs on certain Canadian-manufactured papers, including newsprint. These tariffs ranged from approximately 4.4% to 9.9%. The Department of Commerce reached its preliminary determination on anti-dumping duties on March 13, 2018, which resulted in tariffs on certain Canadian-manufactured papers, including newsprint. These anti-dumping tariffs ranged from 0% to 22.16% for most Canadian manufacturers and were to be assessed on top of the countervailing tariffs.

In the intervening months between the United States Department of Commerce’s preliminary determination and the final determination on August 29, 2018, newsprint prices both directly and indirectly rose dramatically, wholly or partially as a result of the pending duties. On August 29, 2018, the International Trade Commission reached a negative determination on both countervailing duties and anti-dumping tariffs, stating that these imports do not cause material harm to the U.S. paper industry and the tariffs were terminated. As a result of this final determination, duties submitted in the intervening months will not be collected from the importers of record. Since the final determination, we have seen very little effort by newsprint suppliers to rescind price increases, which were wholly or partially due to pending duty and tariff determinations. As a result, we may continue to experience high newsprint prices for an undetermined amount of time.
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

3.1	Amended and Restated Certificate of Incorporation of Tribune Publishing Company, as amended

3.2*	Amended and Restated By-laws of Tribune Publishing Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on October 9, 2018)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIBUNE PUBLISHING COMPANY

November 8, 2018	By:	/s/ Terry Jimenez
Terry Jimenez
Executive Vice President and Chief Financial Officer

November 8, 2018	By:	/s/ Michael N. Lavey
Michael N. Lavey
Chief Accounting Officer and Controller