Form 10-K
period 2018-12-30
Tribune Publishing Co
filed 2019-03-18
CIK 1593195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
TRIBUNE PUBLISHING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

160 N. Stetson Ave
Chicago Illinois	60601
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (312) 222-9100
Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
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
Emerging growth company _____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex-change Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $446,306,181 based upon the closing market price of $17.28 per share of Common Stock on the Nasdaq Global Select Market as of July 1, 2018.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 13, 2019
Common Stock, par value $0.01 per share	35,764,869
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The statements contained in this Annual Report on Form 10-K, as well as the information contained in the notes to our Consolidated Financial Statements, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based largely on our current expectations and reflect various estimates and assumptions by us. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in such forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond our control, include: changes in advertising demand, circulation levels and audience shares; competition and other economic conditions; economic and market conditions that could impact the level of our required contributions to the defined benefit pension plans to which we contribute; decisions by trustees under rehabilitation plans (if applicable) or other contributing employers with respect to multiemployer plans to which we contribute which could impact the level of our contributions; our ability to develop and grow our online businesses; changes in newsprint price and availability; our ability to maintain effective internal control over financial reporting; concentration of stock ownership among our principal stockholders whose interest may differ from those of other stockholders; and other events beyond our control that may result in unexpected adverse operating results, including those discussed in Item 1A. - Risk Factors in this filing.
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
Item 1. Business
Overview
Tribune Publishing Company, formerly tronc, Inc., was formed as a Delaware corporation on November 21, 2013. Tribune Publishing Company together with its subsidiaries (collectively, the “Company” or “Tribune”) is a media company rooted in award-winning journalism. Headquartered in Chicago, Tribune operates local media businesses in eight markets with titles including the Chicago Tribune, New York Daily News, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Virginia’s Daily Press and The Virginian-Pilot, The Morning Call of Lehigh Valley Pennsylvania and the Hartford Courant. Tribune also operates Tribune Content Agency and on February 6, 2018, the Company became a majority owner of BestReviews LLC (“BestReviews”). On May 28, 2018, the Company acquired Virginian-Pilot Media Companies LLC, owner of The Virginian-Pilot, a daily newspaper based in Norfolk, Virginia, and associated businesses (“Virginian-Pilot”). See Note 6 to the Consolidated Financial Statements for further information on acquisitions.
On May 23, 2018, the Company completed the sale of substantially all of the assets of forsalebyowner.com and on June 18, 2018, the Company completed the sale of the Los Angeles Times, The San Diego Union-Tribune and various other titles of the Company’s California properties (“California Properties”). See Note 7 to the Consolidated Financial Statements for further information on dispositions and related discontinued operations.
Effective October 9, 2018, the Company changed its corporate name from tronc, Inc. to Tribune Publishing Company. The common stock of the Company began trading the morning of October 10, 2018 on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “TPCO.”
Tribune’s continuing legacy of brands, including The Virginian-Pilot, have earned a combined 60 Pulitzer Prizes and are committed to informing, inspiring and engaging local communities. Tribune’s brands create and distribute content across its media portfolio, offering integrated marketing, media and business services to consumers and advertisers, including digital solutions and advertising opportunities.
The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of Tribune’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter reflect spring advertising revenues, while the fourth quarter includes advertising revenues related to the holiday season.

In the first quarter of 2018, the U.S. imposed preliminary tariffs on certain Canadian newsprint suppliers and the Company’s newsprint suppliers raised their prices approximately 23.0% in response. On August 29, 2018, the International Trade Commission reached a negative determination on the tariffs stating that these imports do not cause material harm to the U.S. paper industry. As a result of this final determination, duties submitted in the intervening months will not be collected from the importers of record. Since the final determination, the Company has seen very little effort by newsprint suppliers to rescind price increases, which were wholly or partially due to pending duty and tariff determinations. As a result, the Company may continue to experience high newsprint prices for an undetermined amount of time. Higher newspaper prices may negatively impact profitability and demand for newsprint.
Significant transactions and recent events
On January 29, 2018, the Company and Cars.com, LLC agreed to convert the Company’s affiliate markets into Cars.com's direct retail channel. The agreement, which resulted in more than 2,000 car deal customers moving from the Company to Cars.com, took effect February 1, 2018. The Company’s related sales and support teams joined Cars.com in connection with the transition. The deal also includes a multi-year advertising and marketing agreement between the Company and Cars.com.
On February 6, 2018, the Company acquired a 60% membership interest in BestReviews LLC (“BestReviews”), a company engaged in the business of testing, researching and reviewing consumer products, pursuant to an Acquisition Agreement (the “BestReviews Acquisition Agreement”), entered into on the same date among the Company, BestReviews Inc., a Delaware corporation (“BR Parent”), BestReviews and the stockholders of BR Parent named therein. The total purchase price of $68.3 million consisted of $33.7 million in cash, less a post-closing working capital adjustment received from the seller of $0.6 million, and $34.6 million in common stock of the Company. The Company issued 1,913,438 shares of common stock in connection with the closing (the “Stock Consideration”). See Note 6 to the Consolidated Financial Statements for additional information related to the acquisition.
On February 7, 2018, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) by and between the Company and Nant Capital, LLC (“Nant Capital”), pursuant to which the Company would sell the California Properties to Nant Capital for an aggregate purchase price of $500 million in cash, plus the assumption of unfunded pension liabilities related to the San Diego Pension Plan, less closing balance sheet and other adjustments totaling $12.6 million, plus a post-closing working capital adjustment received from the buyer of $2.1 million (the "Nant Transaction"). The Nant Transaction closed on June 18, 2018. Dr. Soon-Shiong, a former director of the Company, together with Nant Capital, beneficially own 8,743,619 shares of Tribune common stock, which represented 24.6% of the outstanding shares of Tribune common stock as of December 30, 2018. The gain on sale and operating results of the California Properties are included in discontinued operations in the statement of operations for all periods presented. See Note 7 to the Consolidated Financial Statements for additional information related to the disposition.
On December 20, 2017, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Merrick Ventures LLC (“Merrick Ventures”) and solely for certain sections thereof, Michael W. Ferro, Jr. and Merrick Media, LLC (“Merrick Media”). On March 18, 2018, Mr. Ferro retired from the Company’s Board of Directors. As Mr. Ferro was no longer actively engaged in the business and the Company remained contractually committed for the future payments due under the Consulting Agreement, the Company recognized expense for the full $15.0 million due under the Consulting Agreement. In the second quarter of fiscal 2018, the Company amended the Consulting Agreement to reduce the total fees due under the Consulting Agreement by $2.5 million (from $15 million to $12.5 million) and allow the Company to engage Merrick Ventures as its adviser, if it so chooses, but at no additional cost to the Company. If so engaged, the Company would indemnify Merrick Ventures if the Company requests it to meet with third parties. In June 2018, the Company paid the remaining $7.5 million in fees due under the amended Consulting Agreement in connection with the execution of the amendment. See Note 5 to the Consolidated Financial Statements for additional information related to the Consulting Agreement.
On May 23, 2018, the Company sold substantially all of the assets of forsalebyowner.com, LLC, for $2.5 million in cash, less a post-closing working capital payment to the buyer of $0.1 million. In connection with the sale agreement, the buyer agreed to purchase advertising placements from the Company in an amount equal to at least $4.5 million over a two-year term. The gain on sale and results are included in discontinued operations in the statement of operations for all periods presented. See Note 7 to the Consolidated Financial Statements for additional information related to the disposition.

On May 28, 2018, the Company acquired Virginian-Pilot Media Companies, LLC (“Virginian-Pilot”), a company engaged in the ownership and operation of The Virginian-Pilot daily newspaper based in Norfolk, Virginia. The purchase price was $34.0 million less a post-closing working capital adjustment of $0.1 million received from the seller. As part of the acquisition, the Company also acquired Virginian-Pilot’s real estate portfolio (comprised of approximately 460,000 square feet), including its headquarters building in downtown Norfolk, its printing and distribution facilities in Virginia Beach and a number of satellite offices in Norfolk and North Carolina. See Note 6 to the Consolidated Financial Statements for additional information related to the acquisition.
On June 21, 2018, the Company used a portion of the proceeds from the Nant Transaction to repay the outstanding principal balance under the Senior Term Facility and to terminate the Senior Term Facility. The Company also terminated the Senior ABL Facility. As a result of the Senior ABL Facility termination, the Company established $43.9 million of restricted cash for outstanding letters of credit previously secured by the Senior ABL Facility. As a result of the early extinguishment of debt, the Company incurred a $7.7 million loss related to expensing the remaining balance of original issue discount and debt origination fees. See Note 10 to the Consolidated Financial Statements for additional information related to the extinguishment and terminations of the credit facilities.
Segments
Subsequent to the Company’s name change, Tribune renamed its existing segments M and X. The Company manages its business as two distinct segments, M and X. Segment M is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. Segment X includes the Company’s digital revenues and related digital expenses from local Tribune websites, third party websites, mobile applications, digital only subscriptions, Tribune Content Agency (“TCA”) and BestReviews.
Segment M
Segment M’s media groups include the Chicago Tribune Media Group, the New York Daily News Media Group, The Baltimore Sun Media Group, the Orlando Sentinel Media Group, the Sun Sentinel Media Group, the Virginia Media Group, the Morning Call Media Group and the Hartford Courant Media Group. The Virginia Media Group includes the Daily Press and the recently acquired The Virginian-Pilot. Tribune’s major daily newspapers have served their respective communities with local, regional, national and international news and information for more than 150 years. The Hartford Courant is the nation’s oldest continuously published newspaper and celebrated its 250th anniversary in October 2014.
In the year ended December 30, 2018, 41.8% of segment M’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and from the delivery of preprinted advertising supplements. Approximately 41.1% of operating revenues for the year ended December 30, 2018 were generated from the sale of newspapers and other owned publications to individual subscribers or to sales outlets that re-sell the newspapers. The remaining 17.1% of operating revenues for the year ended December 30, 2018 were generated from the provision of commercial printing and delivery services to other newspapers, direct mail advertising and services and other related activities.
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
Other revenues are derived from commercial printing and delivery services provided to other newspapers, direct mail advertising and services and other related activities. The Company contracts with a number of national and local newspapers to both print and distribute their respective publications in local markets where it is a newspaper publisher. In some instances where it prints publications, it also manages and procures newsprint, ink and plates on their behalf. These arrangements allow the Company to leverage its investment in infrastructure in those markets that support its own publications. As a result, these arrangements tend to contribute incremental profitability and revenues. The Company currently distributes national newspapers (including The New York Times, USA Today and The Wall Street Journal) in its local markets under multiple agreements. Additionally, in New York, Chicago and South Florida, the Company provides some or all of these services to other local publications. To provide delivery services to other newspapers, the Company contracts with independent third party delivery vendors and does not provide such services directly.
Products and Services
Segment M’s product mix consists of three publication types: (i) daily newspapers, (ii) weekly newspapers and (iii) niche publications and direct mail. The key characteristics of each of these types of publications are summarized in the table below.

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
As of December 30, 2018, segment M’s prominent print publications included:

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

Segment X
Segment X comprises the Company’s digital operations and includes the Company’s digital revenues and related digital expenses from local Tribune websites, third party websites, mobile applications, digital only subscriptions, TCA and BestReviews.
TCA is a syndication and licensing business providing quality content solutions for publishers around the globe.  Working with a vast collection of the world’s best news and information sources, TCA delivers a daily news service and syndicated premium content to more than 2,000 media and digital information publishers in nearly 70 countries. Tribune News Service delivers the best material from 70 leading publishers, including Los Angeles Times, Chicago Tribune, Bloomberg News, Miami Herald, The Dallas Morning News, Seattle Times and The Philadelphia Inquirer. Tribune Premium Content syndicates columnists such as Leonard Pitts, Cal Thomas, Clarence Page, Ask Amy, and Rick Steves. TCA manages the licensing of premium content from publications such as Rolling Stone, The Atlantic, Fast Company, Mayo Clinic, Inc. and many more. TCA traces its roots to 1918.
BestReviews is a company engaged in the business of testing, researching and reviewing consumer products. BestReviews generates referral fee revenue by directing online traffic from their published reviews to sites where the products can be purchased. BestReviews has affiliate agreements with online sellers, of which the two largest are Amazon.com and Walmart.com. BestReviews receives a referral fee once the product is purchased.
In the year ended December 30, 2018, 59.2% of segment X’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space on interactive websites and digital marketing services. The remaining 40.8% of operating revenues for the year ended December 30, 2018 were generated from the sale of digital content and other related activities.
Digital advertising can be in the form of display, banner ads, advertising widgets, coupon ads, video, search advertising and linear ads placed on Tribune and affiliated websites. Digital marketing services include development of mobile websites, search engine marketing and optimization, social media account management and content marketing for its customers’ web presence for small to medium size businesses.
Products and Services
As of December 30, 2018, the Company’s prominent websites include:

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
Competition
Each of the Company’s nine major daily newspapers holds a leading market position in their respective designated market areas as determined by Nielsen (“DMA”), and competes for readership and advertising with both local or community newspapers as well as national newspapers and other traditional and web-based media sources. Increasingly, the Company is facing competition from digital platforms that have content, search, aggregation and social media functionalities, magazines, broadcast, cable and satellite television, over-the-top video services, radio, direct mail, yellow pages, outdoor, and other media as advertisers adjust their spending based on the perceived value of the audience reached and the cost to reach that audience.  Over time, less competition for advertising dollars is coming from the traditional local, regional and national newspapers.

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
The secular shift of how content is consumed, including the ubiquity of mobile platforms, has led to increased competition from a wide variety of new digital content offerings, many of which are often free to users. Besides price, variables impacting customer acquisition and retention include the quality and nature of the user experience and the quality of the content offered.
To address the structural shift to digital media, the Company provides editorial content on a wide variety of platforms and formats - from the printed daily newspaper to leading local websites; on social network sites such as Facebook, Apple News and Twitter; on smartphones, tablets and e-readers; on websites and blogs; in niche online publications and in e-mail newsletters.
Raw Materials
As a publisher of newspapers, Tribune utilizes substantial quantities of various types of paper. During 2018, we consumed approximately 123 thousand metric tons of newsprint. The Company currently obtains substantially all of its newsprint under a long-term contract with a national purchasing aggregator who then draws upon Canadian and U.S. based newsprint producers. We believe that our current source of paper supply is adequate. Our earnings are sensitive to changes in newsprint prices. Newsprint and ink expense accounted for 6.1% of total operating expenses in the year ended December 30, 2018.
Employees
As of December 30, 2018, we had approximately 4,448 full-time and part-time employees, including approximately 1,090 employees represented by various employee unions. We believe our relations with our employees are satisfactory.
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
Available Information
Tribune maintains its corporate website at www.tribpub.com. The Company makes available free of charge on www.tribpub.com this Annual Report on Form 10-K, the Company’s Quarterly Reports on Form 10-Q, the Company’s Current Reports on Form 8-K, and amendments to all those reports, all as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Item 1A. Risk Factors
Investors should carefully consider each of the following risks, together with all of the other information in this Annual Report on Form 10-K, in evaluating an investment in the Company’s common stock. The following risks relate to the Company’s business, the separation from TCO, the securities markets and ownership of the Company’s common stock. If any of the following risks and uncertainties develop into actual events, the Company could be materially and adversely affected. If this occurs, the trading price of the Company’s common stock could decline, and investors may lose all or part of their investment.
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
The trend towards online shopping has negatively impacted retailers, which constitute a primary advertising channel of the Company. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Consolidation across various industries, such as large department store and telecommunications companies, may also reduce overall advertising revenue.
Competition from other media, including other metropolitan, suburban and national newspapers, websites, including news aggregation websites, social media websites and search engines, broadcasters, cable systems and networks, satellite television and radio, magazines, direct marketing and solo and shared mail programs, affects our ability to retain advertising clients and maintain or raise rates. In recent years, Internet sites devoted to recruitment, automotive and real estate have become significant competitors of our newspapers and websites for classified advertising and have significantly eroded our share of classified advertising revenue.
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
The sale of the California Properties and the Transition Services Agreement entered into in connection with such sale could impact our results of operations and financial condition.
On June 18, 2018, we completed the sale of the California Properties. For the year ended December 31, 2017, the California Properties accounted for 33.0% of our total revenues. Without the California Properties, the scale and geographic scope of our operations are substantially decreased, which could negatively impact our negotiating power in both revenue matters such as advertising sales rates, as well as procurement activities such as newsprint purchase prices.
Additionally, in connection with the closing of the sale of the California Properties, we entered into a transition services agreement (“TSA”) with NantMedia Holdings, LLC (“NantMedia”), whereby the Company will provide back-office and operational services to NantMedia for up to 12 months after the transaction at negotiated rates approximating cost. NantMedia also provides a small number of transition services to the Company under the TSA. During January 2019, the TSA was extended to June 30, 2020 at the same pricing. During 2018, the Company recognized $17.2 million of revenue from provision of TSA services to NantMedia.
Under the TSA, either party may discontinue all or a portion of the services being provided by the other party upon 60 days advance notice. As TSA services are discontinued by NantMedia, our revenue will decrease. If we are unable to implement cost-control measures to offset the lost revenue, our net income would be negatively impacted.
Decreases, or slow growth, in circulation may adversely affect our circulation and advertising revenues.
Our newspapers, and the newspaper industry as a whole, are experiencing reduced consumer demand for print circulation and decreased circulation revenue. This results from, among other factors, increased competition from other media, particularly the online media outlets (which are often free to users), changing newspaper readership demographics and shifting preferences among some consumers to receive all or a portion of their news other than from a newspaper. These factors could affect our ability to implement circulation price increases, or even maintain current pricing, for our print products. As a result, our print circulation and circulation revenue may decline or may decline at a faster rate than anticipated.
In addition, our circulation revenue is sensitive to discretionary spending available to subscribers in the markets we serve, as well as their perceptions of economic trends and uncertainty. Weak economic indicators in various regions across the nation may adversely impact subscriber sentiment and therefore impair our ability to maintain and grow our circulation.
A continued decline in circulation could affect the rate and volume of advertising revenue. To maintain a certain level of our circulation base, we may incur additional costs, and may not be able to recover these costs through circulation and advertising revenue. To address declining circulation, we may increase spending on marketing designed to retain our existing subscriber base and continue or create niche publications targeted at specific market groups. We may also increase marketing efforts to drive traffic to our proprietary websites.
We rely on revenue from the printing and distribution of publications for third parties that may be subject to many of the same business and industry risks that we are.
In 2018, we generated approximately 10.0% of our revenue from printing and distributing third-party publications. As a result, if the macroeconomic and industry trends described herein such as the sensitivity to perceived economic weakness of discretionary spending available to advertisers and subscribers, circulation declines, shifts in consumer habits and the increasing popularity of digital media affect those third parties, we may lose, in whole or in part, a substantial source of revenue, which may adversely impact our results of operations.
If we are unable to execute cost-control measures successfully, our total operating costs may be greater than expected, which would adversely affect our profitability.
We continually assess our operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. These activities have in the past included, and could include in the future, outsourcing of various functions or operations, additional abandonment of leased space, offering employee buyouts, amending retirement benefits and other activities that may result in changes to employee headcount. See Note 4 to the Consolidated Financial Statements for more information on changes in operations during 2018. The Company expects to continue to take actions deemed appropriate to control expenses and enhance profitability but does not currently know whether or when any such actions will occur or the potential costs and expected savings. If we do not achieve expected savings, are unable to implement additional cost-control measures, or our operating costs increase as a result of investments in strategic initiatives, our total operating costs would be greater than anticipated. In addition, if we do not manage our costs properly, such efforts may affect the quality of our products and our ability to generate future revenues. Reductions in staff and employee benefits and changes to our compensation structure could also adversely affect our ability to attract and retain key employees. Finally, depending on the actions taken and the timing of any such actions, the anticipated cost savings could be recognized in fiscal periods that do not correspond to the fiscal period(s) in which the charges are recognized. As a result, our net income trends could be impacted and more difficult to predict.
Significant portions of our expenses are fixed costs that neither increase nor decrease proportionately with revenues. If we are not able to implement further cost-control efforts or reduce our fixed costs sufficiently in response to a decline in our revenues, this could adversely affect our results of operations.
Newsprint prices and availability may continue to be volatile and difficult to predict and control.
Newsprint and ink expense was 6.1% of our total operating expenses for the year ended December 30, 2018. The price of newsprint has historically been subject to change, and the consolidation of North American newsprint mills over the years has reduced the number of suppliers and the available supply of newsprint. We have historically been able to realize favorable newsprint pricing by virtue of our company-wide volume and a long-term contract with a significant supplier. Failure to maintain our current consumption levels, further supplier consolidation or the inability to maintain our existing relationships with our newsprint suppliers may adversely affect newsprint prices in the future.
In the first quarter of 2018, the United States Department of Commerce reached preliminary determinations on tariffs related to countervailing duties and anti-dumping on Canadian imports of uncoated groundwood paper, which includes newsprint. The countervailing duty tariffs ranged from 4.4% to 9.9%. The anti-dumping tariffs ranged from 0% to 22%. On August 29, 2018, the International Trade Commission reached a negative determination on both countervailing duties and anti-dumping tariffs, stating that these imports do not cause material harm to the U.S. paper industry and the tariffs were terminated. In the intervening months between the United States Department of Commerce’s preliminary determination and the final determination on August 29, 2018, newsprint prices both directly and indirectly rose dramatically, wholly or partially as a result of the pending duties. As a result of this final determination, duties submitted in the intervening months will not be collected from the importers of record. Since the final determination, we have seen very little effort by newsprint suppliers to rescind price increases, which were wholly or partially due to pending duty and tariff determinations. As a result, we may continue to experience high newsprint prices for an indeterminate amount of time.
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
The systems underlying the operations of each of our businesses are complex and diverse, and must efficiently integrate with third-party systems, such as wire feeds, video playout systems and credit card processors. Key systems include, without limitation, billing, website and database management, customer support, editorial content management, advertisement and circulation serving and management systems, information technology and communications systems, print and insert production systems, and internal financial systems. Some of these systems and/or support thereof are outsourced to third parties. We or our third-party service providers may experience problems with these systems. All information technology and communication systems are subject to reliability issues, integration and compatibility concerns, and security-threatening intrusions. The continued and uninterrupted performance of our key systems is critical to our success. Unanticipated problems affecting these systems could cause interruptions in our services. In addition, if our third-party service providers face financial or other difficulties, our business could be adversely impacted. Any significant errors, damage, failures, interruptions, delays, or other problems with our systems, our backup systems or our third-party service providers or their systems could adversely impact our ability to satisfy our customers or operate our businesses and could have a material adverse effect on our operating results.

Our business, operating results and reputation may be negatively impacted, and we may be subject to legal and regulatory claims if there is a loss, destruction, disclosure, misappropriation or alteration of or unauthorized access to data owned or maintained by us, or if we are the subject of a significant data breach or cyberattack.
We rely on our information technology and communications systems to manage our business data, including communications, news and advertising content, digital products, order entry, fulfillment and other business processes. These technologies and systems also help us manage many of our internal controls over financial reporting, disclosure controls and procedures and financial systems. Attempts to compromise information technology and communications systems occur regularly across many industries and sectors, and we may be vulnerable to security breaches resulting from accidental events (such as human error) or deliberate attacks. Moreover, the techniques used to attempt attacks and the perpetrators of such attacks are constantly expanding. We face threats both from use of malicious code (such as malware, viruses and ransomware), employee theft or misuse, advanced persistent threats, and phishing and denial-of-service attacks. For example, in December 2018, the Company was attacked by a ransomware virus, which locked up certain Company systems and data, requiring implementation of components of the Company’s business continuity plans and restoration of data from backups. The Company investigated the incident and determined that it did not result in any unauthorized access to or acquisition of sensitive data stored within its systems. Additionally, in late 2018, the Company identified and investigated unrelated activity involving unauthorized access gained to Company certain staff email accounts and payroll-related user accounts, which was the result of email phishing attacks. The Company is complying with all applicable legal requirements relating to this activity and is taking steps to implement additional safeguards to reduce the risk of successful email phishing attacks. Neither the malware infection nor the email phishing attacks resulted in any material costs to the Company. As cyberattacks become increasingly sophisticated, and as tools and resources become more readily available to malicious third parties, the Company will incur increased costs to secure its technology environment and there can be no guarantee that our and our third-party vendors’ actions, security measures and controls designed to prevent, detect or respond to security breaches, to limit access to data, to prevent destruction, alteration, or exfiltration of data, or to limit the negative impact from such attacks, can provide absolute security against compromise. As a result, our business data, communications, news and advertising content, digital products, order entry, fulfillment and other business processes may be lost, destroyed, disclosed, misappropriated, altered or accessed without consent and various controls, automated procedures and financial systems could be compromised.
A significant security breach or other successful attack could result in significant remediation costs, including repairing system damage, engaging third-party experts, deploying additional personnel or vendor support, training employees, and compensation or incentives offered to third parties whose data has been compromised. These incidents may also lead to lost revenues resulting from a loss in competitive advantage due to the unauthorized disclosure, alteration, destruction or use of business data, the failure to retain or attract customers, the disruption of critical business processes or systems, and the diversion of management’s attention and resources. Moreover, such incidents may result in adverse media coverage, which may harm our reputation. These incidents may also lead to legal claims or proceedings, including regulatory investigations and actions and private lawsuits, and related legal fees, as well as potential settlements, judgments and fines. We maintain insurance, but the coverage and limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.
Our possession and use of personal information, including payment methods of our customers, present risks and expenses that could harm our business. A security breach involving such data, whether through breach of our security measures or otherwise, could expose us to liabilities and costly litigation and damage our reputation.
Our information technology and communications systems store and process subscriber, employee and other personal information, such as names, email addresses, payment method information, addresses, personal health information, social security numbers, and other personal information. Maintaining the security of this information and our systems is critical. Additionally, we depend on the security of our third-party service providers. Unauthorized use of or inappropriate access to our, or our third-party service providers’, information technology and communications systems could jeopardize the security of this personal information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage information technology and communications systems change frequently and often are not recognized until launched against a target, we or our third-party service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Non-technical means, for example, actions or omissions by an employee, can also result in a security breach. A party that is able to circumvent our security measures could misappropriate the personal information relating to our customers, users or employees. As a result of any such breaches, we may be subject to legal claims, and these events may adversely impact our reputation and interfere with our ability to provide our products and services, all of which may have a material adverse effect on our business, financial condition and results of operations. The coverage and limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.
A significant number of our customers authorize us to bill their payment card accounts directly for all amounts charged by us. These customers provide payment card information and other personal information which, depending on the particular payment plan, may be maintained to facilitate future payment card transactions. Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the banks that issue the payment cards for their related expenses and penalties. In addition, if we or our third-party vendors fail to follow payment card industry data security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give our customers the option of using payment cards. If we were unable to accept payment cards, our business would be seriously harmed.
There can be no assurance that any security measures we, or our third-party service providers, take will be effective in preventing a security breach or that we or our third -party service providers may make some other act or omission that could result in a security breach. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose customers or users. Failure to protect personal information of our customers and employees or to provide affected individuals with adequate notice of any security breach where required by law could also subject us to liabilities imposed by United States federal and state regulatory agencies or courts.
Privacy-related laws are constantly evolving and may increase our compliance costs and potential for liability, either of which may have an adverse effect on our business, financial condition and results of operations.
Many jurisdictions have enacted or are considering enacting privacy or data protection laws and regulations that apply to the processing or protection of personal information, including laws at the city, state and federal level in the United States. For instance, these laws and regulations may impose additional security breach notification requirements, notice and consent requirements and specific data security obligations, and may also provide for a private right of action or statutory damages. The compliance costs and operational burdens imposed by these laws and regulations could be significant. Additionally, as these laws and regulations continue to evolve and continue to be interpreted by courts and regulators, compliance may result in increasing regulatory and public scrutiny and escalating levels of enforcement, litigation, damages and sanctions. For example, California enacted the California Consumer Privacy Act (the “CCPA”) on June 28, 2018, which takes effect on January 1, 2020. The CCPA gives California residents several additional rights, including the right to access and delete their personal information, restrict certain personal information sharing, and receive greater transparency about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a limited private right of action for security breaches that is expected to increase security breach litigation. The CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and compliance costs and adversely affect our business. The law has already been amended and may be amended again before it goes into effect. Additionally, the California Attorney General’s office is expected to issue interpretive rules. These changes make it difficult to predict how the CCPA will affect our business or operations. Aside from actions by state legislatures, the FTC and state attorneys general are active in enforcing against alleged privacy and data protection failures through authority granted to them under broad consumer protection laws, which could also create potential liability and adversely affect our business.
If in the future, we decide to expand any existing or future lines of our business outside of the United States, we may become subject to additional privacy and data protection obligations by other nations’ privacy laws. For example, an expansion into European Union countries may subject us to the European Union’s existing data protection law, the General Data Protection Regulation (the “GDPR”). The GDPR has several very specific and often burdensome compliance requirements that apply to the processing personal data, including stringent conditions for consent when relied upon for processing, granting of rights for individuals (including erasure, access, portability and rectification), conditions applicable to the trans-border flow of such data, more burdensome security breach reporting and other requirements. The GDPR also has significant penalties for non-compliance (up to 20 million Euros, or approximately 23 million U.S. dollars, or 4% of an entity’s worldwide annual turnover in the preceding financial year, whichever is higher) and increases the enforcement powers of the data protection authorities and private citizens. The European Union is also considering an update to its Privacy and Electronic Communication (e-Privacy) Directive with a regulation to, among other things, amend the current directive’s rules on the use of cookies and email marketing.

Our failure to comply with any of these laws or regulations, foreign or domestic, may have an adverse effect on our business, financial condition and results of operations. Any failure, or perceived failure, by us to comply with laws and regulations that govern our business operations, as well as any failure, or perceived failure, by us to comply with our own posted policies, could result in claims against us by governmental entities or others and/or increased costs to change our practices. They could also result in negative publicity and a loss of confidence in us by our users and advertisers. All of these potential consequences could adversely affect our business and results of operations.
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
In some instances, third parties may have an obligation to indemnify us for liabilities related to litigation or governmental investigations, and may be unable to, or fail to fulfill such obligations.  It is possible that the resolution of one or more such legal matters could result in significant monetary damages. If such third parties were to fail to indemnify us, we would be responsible for the monetary damages, which could adversely affect our financial condition and cash flow. As part of our 2015 acquisition of The San Diego Union-Tribune, the seller provided us a full indemnity with respect to a consolidated class action lawsuit that asserts various claims on behalf of home delivery newspaper carriers alleged to have been misclassified as independent contractors. If the seller in The San Diego Union-Tribune were to fail to indemnify us for the payment of settlement amounts, we would be responsible for the monetary damages, which could adversely affect our financial condition.

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
Part of our strategy is to expand through both organic and inorganic growth. For example, we expanded the geographic scope of our business in 2018 through the acquisition of The Virginian-Pilot. In addition, through our acquisition of a 60% membership interest in BestReviews LLC in 2018, we expanded into a new line of business of testing, researching and reviewing consumer products. Our future financial results will depend in part on our ability to profitably manage our business in these and any other new markets that we may enter. In order to successfully execute on our growth initiatives, we will need to, among other things, anticipate and react to market conditions and develop expertise in areas outside of our business’s traditional core competencies. If we are unable to do so, our business, financial condition, and results of operations could be adversely affected.

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
We assumed underfunded pension liabilities as part of the New York Daily News acquisition and our pension obligations under this plan, or other pension plans we may assume in future acquisitions, could increase.
In connection with acquisitions, we have in the past assumed, and may in the future assume, single-employer and/or multi-employer pension obligations of the acquired entity(ies) which may or may not be fully funded at the time of acquisition.  In connection with our acquisition of the New York Daily News, we assumed the Daily News Retirement Plan (the “NYDN Pension Plan”) which is currently underfunded.  The Company’s contributions to the NYDN Pension Plan were $3.9 million in fiscal 2018. The unfunded status of the NYDN Pension Plan is $19.2 million as actuarially determined as of December 30, 2018. Our pension funding requirements could increase due to a reduction in the plan’s funded status. The extent of underfunding of this plan is directly affected by a variety of factors, including performance of financial markets, changing interest rates, changes in assumptions or investments that do not achieve adequate or expected returns, and liquidity of the plan’s investments. It also is affected by the rate and age of employee retirements, along with actual experience compared to actuarial projections. These items affect pension plan assets and the calculation of pension obligations and expenses. Such changes could increase the cost to our obligations, which could have a material adverse effect on our results and our ability to meet those obligations. In addition, changes in the law, rules, or governmental regulations with respect to pension funding could also materially and adversely affect cash flow and our ability to meet our pension obligations.
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
As of December 30, 2018, we participate in, and make periodic contributions to ten multiemployer pension plans that cover many of our current and former union employees. The risks of participating in multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer withdraws from or otherwise ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Our required contribution to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets or the other funding deficiencies. Our withdrawal liability for any multiemployer pension plan will depend on the nature and timing of any triggering event and the extent of that plan’s funding of vested benefits.
Under federal pension law, special funding rules apply to multiemployer pension plans that are classified as “endangered,” “critical” or “ critical and declining.” If plans in which we participate are in critical status, benefit reductions may apply and/or we could be required to make additional contributions. Five of the multiemployer plans we contribute to are in critical and declining status and project insolvency at various dates within the next 12 years. As such four of these plans have implemented rehabilitation plans designed to enable them to emerge from critical status within the time frame stipulated by the Internal Revenue Code (“IRC”). One of these plans adopted a rehabilitation plan in connection with merging the plan with a healthy multiemployer plan. The merger is subject to approval by the Pension Benefit Guaranty Corporation (“PBGC”), which is not assured. The fifth plan was not able to implement a rehabilitation plan that would enable it to emerge from critical status and therefore adopted a rehabilitation plan that reflects reasonable measures to forestall insolvency. Rehabilitation plans are required to be reviewed annually and modified if necessary to meet federal requirements. Therefore, there can be no assurances that the funding obligations under the rehabilitation plans will not increase in the future or that the rehabilitation plans will be successful in preventing or forestalling the projected insolvency of the multiemployer plans.
Given the critical and declining status of the four plans, the trustees may amend the current, or adopt new, rehabilitation plans with increased funding obligations. Trustees of a plan or the PBGC also may decide to terminate a multiemployer plan rather than permit it to become insolvent, and a termination would result in additional liabilities for the participating employers.
With respect to four of the ten multiemployer defined benefit pension plans to which we are obligated to contribute, we are among only a limited number of participating employers. As a result, if one or more of the other contributing employers withdraws from, or ceases to contribute to, such plans, our required contributions to such plans could increase. A withdrawal by a significant percentage of participating employers may result in a mass withdrawal, which would require us to record additional withdrawal liabilities. Additionally, if we are the last remaining participating employer in such plan, we may become obligated to fund the plan’s future liabilities more quickly as if it were a single employer plan and the unfunded liability could reside on our financial statements which would impact our financial statements.
If, in the future, we elect to withdraw from an underfunded multiemployer plan, or if we trigger a partial withdrawal due to declines in contribution base units or a partial cessation of our obligation to contribute, additional liabilities would be required to be recorded that could have an adverse effect on our business, results of operations, financial condition or cash flows. We are not currently able to quantify such potential increased contributions or withdrawal liabilities. See Note 14 to the Consolidated Financial Statements for additional information on individual multiemployer plans.
Labor strikes, lockouts and protracted negotiations can lead to business interruptions and increased operating costs.
As of December 30, 2018, union employees comprised approximately 24.5% of our workforce. We are required to negotiate collective bargaining agreements across our business units on an ongoing basis. Complications in labor negotiations can lead to work slowdowns or other business interruptions and greater overall employee costs. Additionally, certain of our employee groups could elect to unionize in the future. If we or our suppliers are unable to negotiate new or renew expiring collective bargaining agreements, it is possible that the affected unions or others could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by disrupting our ability to provide customers with our products or services. Depending on its duration, any lockout, strike or work stoppage may have an adverse effect on our operating revenues, cash flows or operating income or the timing thereof.
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
We rely heavily on the skills and expertise of our senior management team and therefore, our success depends, in part, upon the services they provide us. For example, in January 2019, we appointed a new Chief Executive Officer and new Chairman of the Board. If we are unable to assimilate these new senior managers, if they or our other leaders fail to perform effectively, if we are unable to retain them, or if we are unable to attract additional qualified senior managers as needed, our strategic initiatives could be adversely impacted which could adversely affect our business, financial condition and results of operations.

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
If the distribution of Tribune’s shares by TCO described below does not qualify as a tax-free distribution under Section 355 of the IRC, including as a result of subsequent acquisitions of stock of TCO or Tribune, then TCO may be required to pay substantial U.S. federal income taxes, and Tribune may be obligated to indemnify TCO for such taxes imposed on TCO as a result thereof.
TCO spun-off essentially all of its publishing business into an independent company (the “Distribution”).  TCO received a private letter ruling (the “IRS Ruling”) from the Internal Revenue Service (the “IRS”) to the effect that the Distribution and certain related transactions qualify as tax-free to TCO, Tribune and the TCO stockholders and warrantholders for U.S. federal income tax purposes. Although a private letter ruling from the IRS generally is binding on the IRS, the IRS Ruling does not rule that the Distribution satisfies every requirement for a tax-free distribution, and the parties rely solely on the opinion of counsel described below for comfort that such additional requirements are satisfied.
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
Among other reasons, the Distribution would be taxable to TCO pursuant to Section 355(e) of the IRC if there is a 50% or more change in ownership of either TCO or Tribune, directly or indirectly, as part of a plan or series of related transactions that include the Distribution. Section 355(e) might apply if other acquisitions of stock of TCO before or after the Distribution, or of Tribune after the Distribution, are considered to be part of a plan or series of related transactions that include the Distribution. If Section 355(e) applied, TCO might recognize a very substantial amount of taxable gain.
Under the tax matters agreement, in certain circumstances, and subject to certain limitations, we are required to indemnify TCO against taxes on the Distribution that arise as a result of our actions or failures to act after the Distribution.
We may incur significant costs to address contamination issues at certain sites operated or used by our publishing businesses.
We may incur costs in connection with the investigation or remediation of contamination at sites currently or formerly owned or operated by us. In connection with the Distribution, we agreed to indemnify TCO for claims or expenses related to certain identified environmental issues. The identified issues generally relate to sites previously owned, operated or used by the Company’s publishing businesses and in some cases, continue to be used for our publishing businesses at which contaminations were identified. Historically, our publishing business was obligated to investigate and remediate contamination at certain of these sites. We were also required to contribute to cleanup costs at certain of these sites that were third-party waste disposal facilities at which it disposed of its wastes. In addition, we acquired real property in connection with our acquisitions of the New York Daily News and The Virginian-Pilot, which includes sites at which contaminations were identified. The sellers in these acquisitions have agreed to indemnify us for certain environmental liabilities, but we may have additional investigation and remediation obligations and be required to contribute to cleanup costs at these facilities. We could have additional investigation and remediation obligations and be required to contribute to cleanup costs at these facilities. Environmental liabilities, including investigation and remediation obligations, could adversely affect our operating results or financial condition.
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
As of March 13, 2019, our two largest shareholders are (1) Merrick Media, LLC (“Merrick Media”) and its affiliate Merrick Venture Management, LLC (“Merrick Venture” and together with Merrick Media, the “Merrick Entities”) which beneficially owned approximately 25.5% of our outstanding common stock, and (2) Nant Capital, together with Dr. Patrick Soon-Shiong, which beneficially owned approximately 24.6% of our outstanding common stock. Michael W. Ferro, Jr. is the sole managing member of Merrick Venture, which is the sole manager of Merrick Media. Dr. Patrick Soon-Shiong is the indirect sole owner of Nant Capital. The interests of the Merrick Entities and Nant Capital may differ from those of the

Company’s other stockholders. The Merrick Entities and Nant Capital are in the business of making investments in companies and maximizing the return on those investments. They currently may have and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain aspects of our business or that supply us with goods and services; provided, however, that pursuant to a Consulting Agreement with the Company, Mr. Ferro and Merrick Ventures have agreed to certain non-compete covenants in favor of the Company.
Due to their significant stockholdings, the Merrick Entities and Nant Capital and their affiliates may be able to significantly influence matters requiring approval of stockholders, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. For additional information on the purchase agreements under which each of the Merrick Entities and Nant Capital acquired their shares, see Note 18 to the Consolidated Financial Statements.
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
Any sales of substantial amounts of our common stock in the public market, including resales by our investors such as those to whom we have granted registration rights, or the perception that such sales might occur, could depress the market price of our common stock. Pursuant to the purchase agreements under which each of the Merrick Entities and Nant Capital acquired shares from us, certain of the restrictions on resales of those shares expired and, therefore, these stockholders could sell a significant number of shares either in the open market or in privately negotiated transactions. There is no assurance that there will be sufficient buying interest to offset any such public market sales, and, accordingly, the price of our common stock may be depressed by those sales and have periods of volatility.
In addition, we could from time to time issue new securities (debt or equity) or use treasury stock to fund potential acquisitions. For example, we used approximately 1.9 million shares of our common stock held in treasury in connection with our acquisition of a 60% interest in BestReviews. Any issuance of common stock by us could dilute the ownership of current stockholders and could impact the price per share of our common stock. In addition, if we were to issue debt and/or preferred equity, the holders of such securities would have rights senior to those of our common stockholders. There can be no assurances whether we will issue additional securities in the future and, if so, how many and how such issuance could impact our current stockholders and our share price.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our leased facilities are approximately 4.0 million square feet in the aggregate. Our owned facilities are approximately 0.5 million square feet, which primarily include a printing plant, distribution center, and office space in Virginia.
The Company currently has leased newspaper production facilities in Connecticut, Florida, Illinois, Maryland, New Jersey, and Pennsylvania, however Tribune owns substantially all of the production equipment. For printing plants, the initial lease term is 10 years with two options to renew for additional 10 year terms. For distribution facilities, the initial lease term is 5 years, with options to renew either two or three additional 5 year terms.
Our corporate headquarters are located at 160 N. Stetson Avenue, Chicago, Illinois. The lease is for approximately 137,000 square feet with a 10 year and 11 month term for one floor and a 12 year term for four floors, expiring in 2028 and 2030, respectively.
Many of our local media organizations have outside news bureaus, sales offices and distribution centers that are leased from third parties.
We believe that our current facilities, including the terms and conditions of the relevant lease agreements, are adequate to operate our businesses as currently conducted. As discussed in Note 20 of the Consolidated Financial

Statements, we do not manage our assets at a segment level.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of Tribune, formerly tronc, Inc., is traded on Nasdaq under the symbol “TPCO.” The common shares of the Company ceased trading on Nasdaq under the ticker symbol “TRNC” on October 9, 2018, at the end of the day, and begun trading on Nasdaq under the ticker symbol “TPCO” the morning of October 10, 2018.
On March 13, 2019, the closing price for the Company’s common stock as reported on Nasdaq was $10.96. The approximate number of stockholders of record of the common stock at the close of business on such date was 20. A substantially greater number of holders of Tribune’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Tribune Stock Comparative Performance Graph
The following graph compares the cumulative total stockholder return on our common stock for the period commencing August 5, 2014 through December 28, 2018 (the last trading day of fiscal 2018) with the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Standard & Poor’s Publishing Stock Index (the “S&P Publishing Index”).
Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our common stock, the S&P 500 and the S&P Publishing Index and (ii) reinvestment of dividends.

The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

Item 6. Selected Financial Data

	As of and for the years ended
(In thousands, except per share data)	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015	December 28, 2014
Statement of Operations Data:
Operating revenues	$1,030,669	$1,015,453	$1,063,363	$1,145,885	$1,214,624
Operating expenses	1,076,881	1,006,523	1,080,260	1,172,322	1,193,220
Income (loss) from operations	(46,212)	8,930	(16,897)	(26,437)	21,404
Interest expense, net	(11,353)	(26,334)	(26,561)	(25,896)	(9,801)
Loss on early extinguishment of debt	(7,666)	—	—	—	—
Premium on stock buyback	—	(6,031)	—	—	—
Loss on equity investments, net	(1,868)	(2,725)	(1,487)	(1,694)	(233)
Reorganization items, net	—	—	(259)	(1,026)	(286)
Other non-operating income, net	14,513	3,535	265	2,117	(1,575)
Income (loss) from continuing operations before income taxes	(52,586)	(22,625)	(44,939)	(52,936)	9,509
Income tax expense (benefit)	(12,723)	7,188	(9,576)	(20,358)	9,308
Net loss from continuing operations	$(39,863)	$(29,813)	$(35,363)	$(32,578)	$201
Plus: Earnings from discontinued operations, net of taxes	289,510	35,348	41,900	29,813	42,087
Net income (loss)	249,647	5,535	6,537	(2,765)	42,288
Less: Income attributable to noncontrolling interest	856	—	—	—	—
Net income (loss) attributable to Tribune	$248,791	$5,535	$6,537	$(2,765)	$42,288
Loss from continuing operations per common share:
Basic	$(1.15)	$(0.88)	$(1.05)	$(1.25)	$0.01
Diluted	$(1.15)	$(0.88)	$(1.05)	$(1.25)	$0.01
Net income attributable to Tribune per common share:
Basic	$7.05	$0.16	$0.19	$(0.11)	$1.66
Diluted	$7.05	$0.16	$0.19	$(0.11)	$1.66
Weighted average shares outstanding:
Basic	35,268	33,996	33,788	25,990	25,430
Diluted	35,268	33,996	33,788	25,990	25,430
Dividends declared per common share	$—	$—	$—	$0.700	$0.175
Balance Sheet Data:
Total assets	$726,627	$865,133	$888,766	$832,966	$590,131
Total debt	7,204	352,551	369,031	388,264	347,524

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
OVERVIEW
Tribune Publishing Company, formerly tronc, Inc., was formed as a Delaware corporation on November 21, 2013. Tribune Publishing Company and its subsidiaries (collectively, the “Company,” or “Tribune”) is a media company rooted in award-winning journalism. Headquartered in Chicago, Tribune operates local media businesses in eight markets, with titles including the Chicago Tribune, New York Daily News, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Virginia’s Daily Press and The Virginian-Pilot, The Morning Call of Lehigh Valley, Pennsylvania and the Hartford Courant. Tribune also operates TCA and on February 6, 2018, the Company became a majority owner of BestReviews. On May 28, 2018, the Company acquired Virginian-Pilot Media Companies LLC, owner of the The Virginian-Pilot a daily newspaper based in Norfolk, Virginia and associated businesses. See Note 6 to the Consolidated Financial Statements for further information on acquisitions.
On May 23, 2018, the Company completed the sale of substantially all of the assets of forsalebyowner.com and on June 18, 2018, the Company completed the sale of the California Properties. See Note 7 for further information on the dispositions and related discontinued operations.
In October 2018, the Company changed its corporate name from tronc, Inc. to Tribune Publishing Company. The common stock of the Company began trading the morning of October 10, 2018 on Nasdaq under the ticker symbol “TPCO.”
Tribune’s continuing legacy of brands, including the New York Daily News and The Virginian-Pilot, have earned a combined 60 Pulitzer Prizes and are committed to informing, inspiring, and engaging local communities. Tribune’s brands create and distribute content across its media portfolio, offering integrated marketing, media, and business services to consumers and advertisers, including digital solutions and advertising opportunities.
The Company continually assesses its operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. These activities have in the past included, and could include in the future, outsourcing of various functions or operations, additional abandonment of leased space and other activities which may result in changes to employee headcount. See Note 4 to the Consolidated Financial Statements for further information on changes in operations during fiscal year 2018. The Company expects to continue to take actions deemed appropriate to enhance profitability but does not currently know whether or when any such actions will occur or the potential costs and expected savings. Depending on the actions taken and the timing of any such actions, the anticipated cost savings could be recognized in fiscal periods that do not correspond to the fiscal period(s) in which the charges are recognized. As a result, the Company’s net income trends could be impacted and more difficult to predict.
2018 Highlights and Recent Events

•	On January 29, 2018, the Company and Cars.com, LLC agreed to convert the Company’s affiliate markets into Cars.com's direct retail channel.

•
On February 6, 2018, the Company acquired a 60% membership interest in BestReviews LLC (“BestReviews”), a company engaged in the business of testing, researching and reviewing consumer products. See Note 6 to the Consolidated Financial Statements for further information about the acquisition.

•
On February 7, 2018, the Company entered into an agreement to sell the California Properties. The Nant Transaction closed on June 18, 2018. See Note 7 to the Consolidated Financial Statements for additional information related to the disposition.

•
On December 20, 2017, the Company entered into a Consulting Agreement with Merrick Ventures. In the second quarter of 2018, the Company amended the Consulting Agreement. See Note 5 to the Consolidated Financial Statements for further information about this agreement.

•	On May 23, 2018, the Company sold substantially all of the assets of forsalebyowner.com, LLC. See Note 7 to the Consolidated Financial Statements for additional information related to the disposition.

•	On May 28, 2018, the Company acquired Virginian-Pilot. See Note 6 to the Consolidated Financial Statements for further information about the acquisition.

•
On June 21, 2018, the Company used a portion of the proceeds from the Nant Transaction to repay the outstanding principal balance under the Senior Term Facility and to terminate the Senior Term Facility. The Company also terminated the Senior ABL Facility. See Note 10 to the Consolidated Financial Statements for additional information related to the extinguishment.

•
In the fourth quarter of 2018, the Company offered a Voluntary Severance Incentive Plan (“VSIP”), which provides enhanced separation benefits to eligible employees with more than 10 years of service, and ratified collective bargaining agreements with the truck driver’s unions at both the New York Daily News and the Chicago Tribune that allowed for reductions in the number of drivers. See Note 4 to the Consolidated Financial Statements for additional information related to these initiatives.

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
Consolidated
Operating results for the years ended December 30, 2018, December 31, 2017 and December 25, 2016 are shown in the table below (in thousands). References in this discussion to individual markets include daily newspapers in those markets and their related businesses.

	Year Ended			Year Ended
	December 30, 2018	December 31, 2017	% Change	December 31, 2017	December 25, 2016	% Change
Operating revenues	$1,030,669	$1,015,453	1.5%	$1,015,453	$1,063,363	(4.5%)
Compensation	443,084	406,279	9.1%	406,279	443,729	(8.4%)
Newsprint and ink	66,134	59,241	11.6%	59,241	62,529	(5.3%)
Outside services	348,827	331,202	5.3%	331,202	346,690	(4.5%)
Other operating expenses	163,702	162,495	0.7%	162,495	175,949	(7.6%)
Depreciation and amortization	53,262	47,306	12.6%	47,306	51,363	(7.9%)
Impairment	1,872	—	*	—	—	*
Operating expenses	1,076,881	1,006,523	7.0%	1,006,523	1,080,260	(6.8%)
Income (loss) from operations	(46,212)	8,930	*	8,930	(16,897)	*
Interest expense, net	(11,353)	(26,334)	(56.9%)	(26,334)	(26,561)	(0.9%)
Loss on early extinguishment of debt	(7,666)	—	*	—	—	*
Premium on stock buyback	—	(6,031)	*	(6,031)	—	*
Loss on equity investments, net	(1,868)	(2,725)	(31.4%)	(2,725)	(1,487)	83.3%
Other non-operating income	14,513	3,535	*	3,535	265	*
Reorganization items, net	—	—	*	—	(259)	*
Loss from continuing operations before income taxes	(52,586)	(22,625)	*	(22,625)	(44,939)	(49.7%)
Income tax expense (benefit)	(12,723)	7,188	*	7,188	(9,576)	*
Loss from continuing operations	(39,863)	(29,813)	33.7%	(29,813)	(35,363)	(15.7%)
Earnings from discontinued operations, net of tax	289,510	35,348	*	35,348	41,900	(15.6%)
Net income	249,647	5,535	*	5,535	6,537	(15.3%)
Income:loss attributable to noncontrolling interest	856	—	*	—	—	*
Net income attributable to Tribune	$248,791	$5,535	*	$5,535	$6,537	(15.3%)
* Represents positive or negative change in excess of 100%
Year ended December 30, 2018 compared to the year ended December 31, 2017
Operating Revenues—Operating revenues increased 1.5%, or $15.2 million, in the year ended December 30, 2018 compared to the prior year period primarily due to the combined impact of the acquisitions of the New York Daily News in the third quarter of 2017, BestReviews in the first quarter of 2018 and The Virginian-Pilot in the second quarter of 2018. Such acquisitions contributed $175.3 million in revenue during the year ended December 30, 2018 compared to $40.2 million during the year ended December 31, 2017. This increase was partially offset by a $111.9 million decrease in advertising revenue, $3.4 million decrease in circulation revenue and a $4.7 million decrease in other revenue. The decrease in advertising revenue includes $39.9 million related to the conversion of the Cars.com agreement.
Compensation Expense—Compensation expense increased 9.1%, or $36.8 million, in the year ended December 30, 2018 compared to the prior period. This increase was due primarily to the acquisitions which contributed $98.2 million in the year ended December 30, 2018 compared to $29.0 million in the year ended December 31, 2017. The increase from acquisitions was partially offset by a decrease in salary expense of $37.6 million as a result of the reduction in headcount due to current and prior periods personnel restructuring.
Newsprint and Ink Expense—Newsprint and ink expense increased 11.6%, or $6.9 million, in the year ended December 30, 2018 compared to the prior year. This increase was due primarily to the acquisitions which contributed $17.3 million in the year ended December 30, 2018 compared to $4.6 million during the year ended December 31, 2017. In addition to the increase related to the acquisitions, the Company experienced a 23.1% increase in average cost per ton of newsprint, related to a proposed tariff on certain newsprint products sourced from Canada. These increases were partially offset by a 13.4% decrease in consumption.
Outside Services Expense—Outside services expense increased 5.3%, or $17.6 million, in the year ended December 30, 2018. This increase was due primarily to the acquisitions which contributed $35.9 million in the year ended December 30, 2018 compared to $7.2 million during the year ended December 31, 2017 as well as expense related to the Consulting Agreement described in Note 5 to the Consolidated Financial Statements. These increases were partially offset by decreases in circulation and distribution expenses of $15.8 million, outsourced services of $2.9 million and outside printing and production expenses of $1.9 million.
Other Expenses—Other expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses. These expenses increased 0.7%, or $1.2 million, in the year ended December 30, 2018 compared to the prior year. This increase was due primarily to the acquisitions which contributed $48.3 million in the year ended December 30, 2018 compared to $6.1 million during the year ended December 31, 2017. This increase was partially offset by a $33.1 million decrease in affiliate fees related to the conversion of the Cars.com agreement and a $7.7 million decrease in bad debt expense.
Depreciation and Amortization Expense—Depreciation and amortization expense increased 12.6%, or $6.0 million, for the year ended December 30, 2018. This increase was due primarily to the acquisitions which contributed $6.8 million in the year ended December 30, 2018 compared to $1.2 million during the year ended December 31, 2017.
Impairment Expense—In the fourth quarter of 2018, the Company recorded a non-cash impairment charge of $1.9 million related to the goodwill associated with the Sun Sentinel Media Group.
Interest Expense—Interest expense decreased as the Senior Term Facility was repaid in full in June 2018. See Note 10 to the Consolidated Financial Statements for further information on the debt repayment.
Loss on early extinguishment of debt—In June 2018, the Company repaid the outstanding principal balance under the Senior Term Facility and terminated the agreement. As a result of the early extinguishment of debt, the Company incurred a $7.7 million loss to expense the remaining balance of original issue discount and debt origination fees. See Note 10 to the Consolidated Financial Statements for further information on the debt repayment.
Premium on Stock Buyback—On March 23, 2017, the Company repurchased 3,745,947 shares of the Company’s stock for $56.2 million, or $15 per common share. The fair value of the stock as of the purchase date was $50.2 million, or $13.39 per common share. The $6.0 million difference between the purchase price and the transaction date fair value was recorded as a a non-operating expense. See Note 18 to the Consolidated Financial Statements for additional information.
Loss on Equity Investments, Net—Loss on equity investments, net was consistent with the prior year.
Other Income, Net - The increase in other income, net is primarily due to increased credits related to early termination of certain postretirement benefit plans. Due to an accounting standard change, credits for amortization of prior service costs related to such plans are reported in Other Income, Net, instead of Compensation. See Note 2 to the Consolidated Financial Statements for additional information on the standard change and Note 14 to the Consolidated Financial Statements for

additional information on the Company’s pension and other postretirement benefits.
Income Tax Expense (Benefit)—Income tax expense on continuing operations decreased $19.9 million for the year ended December 30, 2018, over the prior year period primarily due to prior year tax law changes and lower taxable income. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. The effects of the changes in tax rates are required to be recognized in the period enacted and as a result, the Company recorded $10.8 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The Company has recorded an additional $0.2 million of expense in the third quarter of 2018, to bring the total expense to $11.0 million. The additional provision resulted from the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future. See Note 13 to the Consolidated Financial Statements for further explanation of the tax law change.
The effective tax rate on pretax income was 24.2% and (31.8)% in the years ended December 30, 2018 and December 31, 2017, respectively.
Year ended December 31, 2017 compared to the year ended December 25, 2016
Operating Revenues—Operating revenues decreased 4.5%, or $47.9 million, in the year ended December 31, 2017 compared to the prior year period due to a $68.3 million decrease in advertising revenues and a $21.0 million decrease in other revenues. These decreases were partially offset by contributions from acquisitions of $40.2 million in year ended December 31, 2017 and by an increase of $1.2 million in circulation revenues. Overall decreases in circulation volume were generally offset by rate increases.
Compensation Expense—Compensation expense decreased 8.4%, or $37.5 million, in the year ended December 31, 2017. The decrease is due primarily to a $24.7 million decrease in accrued incentives, a $18.1 million decrease in salary and payroll tax expense as a result of the reduction in headcount due to current and prior periods personnel restructuring, a $10.3 million decrease in severance costs, and a $9.2 million decrease in health care expense. These decreases were partially offset by compensation expense from acquisitions of $29.0 million.
Newsprint and Ink Expense—Newsprint and ink expense declined 5.3%, or $3.3 million, in the year ended December 31, 2017. The decrease was due mainly to a 14.1% decline in newsprint consumption due primarily to less advertising space and lower commercial printing revenue, partially offset by a 1.3% increase in the average cost per ton of newsprint. This decrease was partially offset by newsprint and ink expense from acquisitions of $4.6 million.
Outside Services Expense—Outside services expense decreased 4.5%, or $15.5 million in the year ended December 31, 2017. This decrease was primarily due to decreases in circulation and distribution expense of $10.5 million, decreases in legal and consulting expenses of $9.7 million and a decrease in outside printing and production expenses of $5.6 million. These decreases were partially offset by outside service expenses from acquisitions of $7.2 million.
Other Expenses—Other expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses. These expenses decreased 7.6%, or $13.5 million, in the year ended December 31, 2017 due primarily to decreases in occupancy costs of $8.1 million, promotion and marketing costs of $4.3 million, and $6.7 million in pre-sale shared service costs that were allocated to discontinued operations. These decreases were partially offset by other expenses from acquisitions of $6.1 million.
Depreciation and Amortization Expense—Depreciation and amortization expense decreased 7.9%, or $4.1 million, for the year ended December 31, 2017 primarily as a result of the depreciation on prior year fixed asset additions.
Interest Expense—Interest expense was consistent with the prior year.
Premium on Stock Buyback—As mentioned above, the Company repurchased shares of the Company’s stock for $56.2 million. The fair value of the stock as of the purchase date was $50.2 million. The $6.0 million difference between the purchase price and the transaction date fair value was recorded as a non-operating expense.
Loss on Equity Investments, net—Loss on equity investments, net was consistent with the prior year.

Other Income, Net - The increase in other income, net is due to increased credits related to amortization of prior service costs of postretirement plans. See Note 14 to the Consolidated Financial Statements for additional information on the Company’s pension and other postretirement benefits.
Income Tax Expense (Benefit)—Income tax expense increased $16.8 million for the year ended December 31, 2017 over the prior year period, primarily due to the additional expense of $11.0 million related to the Tax Cuts and Jobs Act of 2017 mentioned above. See Note 13 to the Consolidated Financial Statements for further explanation of the charge.
The effective tax rate on pretax income (loss) was (31.8)% and 21.3% in the years ended December 31, 2017 and December 25, 2016, respectively. The effective tax rate decreased in 2017 as compared with 2016. In the case of a pre-tax loss, the unfavorable permanent differences, such as non-deductible meals and entertainment expense, have the effect of decreasing the tax benefit which, in turn, decreases the effective tax rate.
Segments
The Company manages its business as two distinct segments, M and X. The Company measures segment profit using income from operations, which is defined as net income before net interest expense, gain on investment transactions, reorganization items and income taxes. The tables below show the segmentation of income and expenses for the year ended December 30, 2018 as compared to the year ended December 31, 2017, as well as the year ended December 25, 2016 (in thousands). Fiscal year 2018 is a 52-week year, fiscal year 2017 is a 53-week year and fiscal year 2016 is a 52-week year.

	M		X		Corporate and Eliminations		Consolidated
	Year ended		Year ended		Year ended		Year ended
	Dec. 30, 2018	Dec. 31, 2017	Dec. 30, 2018	Dec. 31, 2017	Dec. 30, 2018	Dec. 31, 2017	Dec. 30, 2018	Dec. 31, 2017
Operating revenues	$851,069	$854,840	$165,612	$163,977	$13,988	$(3,364)	$1,030,669	$1,015,453
Operating expenses	846,122	792,665	152,698	161,783	78,061	52,075	1,076,881	1,006,523
Income (loss) from operations	4,947	62,175	12,914	2,194	(64,073)	(55,439)	(46,212)	8,930
Depreciation and amortization	17,419	16,415	19,819	15,299	16,024	15,592	53,262	47,306
Impairment	1,872	—	—	—	—	—	1,872	—
Adjustments (1)	41,476	17,227	9,272	3,612	34,186	22,707	84,934	43,546
Adjusted EBITDA	$65,714	$95,817	$42,005	$21,105	$(13,863)	$(17,140)	$93,856	$99,782
(1) - See Non-GAAP Measures for additional information on adjustments.

	M		X		Corporate and Eliminations		Consolidated
	Year ended		Year ended		Year ended		Year ended
	Dec. 31, 2017	Dec. 25, 2016	Dec. 31, 2017	Dec. 25, 2016	Dec. 31, 2017	Dec. 25, 2016	Dec. 31, 2017	Dec. 25, 2016
Operating revenues	$854,840	$912,386	$163,977	$158,996	$(3,364)	$(8,019)	$1,015,453	$1,063,363
Operating expenses	792,665	839,123	$161,783	155,709	52,075	85,428	1,006,523	1,080,260
Income (loss) from operations	62,175	73,263	$2,194	3,287	(55,439)	(93,447)	8,930	(16,897)
Depreciation and amortization	16,415	17,629	$15,299	11,452	15,592	22,282	47,306	51,363
Adjustments (1)	17,227	9,926	$3,612	3,671	22,707	50,785	43,546	64,382
Adjusted EBITDA	$95,817	$100,818	$21,105	$18,410	$(17,140)	$(20,380)	$99,782	$98,848
(1) - See Non-GAAP Measures for additional information on adjustments.

Segment M
Segment M’s media groups include the Chicago Tribune Media Group, the New York Daily News Media Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group, and the Virginia Media Group (which includes the Daily Press and the recently acquired The Virginian-Pilot).

	Year Ended			Year Ended
(in thousands)	Dec. 30, 2018	Dec. 31, 2017	% Change	Dec. 31, 2017	Dec. 25, 2016	% Change
Operating revenues:
Advertising	$355,790	$380,214	(6.4%)	$380,214	$439,662	(13.5%)
Circulation	349,975	319,727	9.5%	319,727	304,699	4.9%
Other	145,304	154,899	(6.2%)	154,899	168,025	(7.8%)
Total operating revenues	851,069	854,840	(0.4%)	854,840	912,386	(6.3%)
Operating expenses	846,122	792,665	6.7%	792,665	839,123	(5.5%)
Income from operations	4,947	62,175	(92.0%)	62,175	73,263	(15.1%)
Depreciation and amortization	17,419	16,415	6.1%	16,415	17,629	(6.9%)
Impairment	1,872	—	*	—	—	*
Adjustments (1)	41,476	17,227	*	17,227	9,926	73.6%
Adjusted EBITDA	$65,714	$95,817	(31.4%)	$95,817	$100,818	(5.0%)
(1) - See Non-GAAP Measures for additional information on adjustments.
* Represents positive or negative change in excess of 100%
Year ended December 30, 2018 compared to the year ended December 31, 2017
Advertising Revenues—Total advertising and marketing services revenues decreased 6.4%, or $24.4 million, in the year ended December 30, 2018 compared to the prior year period. Retail advertising revenues fell 19.5%, or $55.3 million, due to declines in all categories. The categories with the largest declines were department stores, furniture and home furnishings, food and drug stores, specialty merchandise, general merchandise and hardware store categories. National advertising revenues fell 16.5%, or $5.8 million, due to declines in several categories, most notably advertising agencies and wireless categories, partially offset by an increase in the media category. Classified advertising revenues decreased 9.7%, or $5.1 million, compared to the prior year period, primarily due to decreases in the recruitment category. These decreases were partially offset by the combined impact of the acquisitions of the New York Daily News in the third quarter of 2017 and The Virginian-Pilot in the second quarter of 2018. Such acquisitions contributed $50.5 million in segment M advertising revenues during the year ended December 30, 2018 compared to $8.6 million during the year ended December 31, 2017.
Circulation Revenues—Circulation revenues increased 9.5%, or $30.2 million, in the year ended December 30, 2018. This increase was due primarily to the acquisitions which contributed $58.2 million in the year ended December 30, 2018 compared to $17.2 million in the year ended December 31, 2017. The increase attributable from the acquisitions is partially offset by a decrease in circulation volume which exceeded increases in rates.
Other Revenues—Other revenues decreased 6.2%, or $9.6 million, in the year ended December 30, 2018 compared to the prior year, primarily due to declines of $14.3 million in commercial print and delivery, $4.8 million in direct mail and marketing and $3.7 million in content syndication and other revenues. These decreases were partially offset by revenues from the acquisitions which contributed $18.8 million in the year ended December 30, 2018 compared to $5.6 million in the year ended December 31, 2017.
Operating Expenses—Operating expenses increased 6.7%, or $53.5 million, in the year ended December 30, 2018 compared to the prior year, primarily due to expenses from the acquisitions which contributed $169.3 million in the year ended December 30, 2018 compared to $42.6 million in the year ended December 31, 2017. These increases were partially offset by decreases in all expense categories.

Year ended December 31, 2017 compared to the year ended December 25, 2016
Advertising Revenues—Total advertising and marketing services revenues decreased 13.5%, or $59.4 million, in the year ended December 31, 2017 compared to the prior year. Retail advertising revenues fell 16.3%, or $55.3 million, due to declines in all categories. The categories with the largest declines were department stores, furniture and home furnishings, specialty merchandise, food and drug stores, car dealerships and lots and personal services categories. National advertising revenues fell 18.4%, or $8.0 million, due to declines in several categories, most notably media, advertising agencies and wireless categories. Classified advertising revenues decreased 8.3%, or $4.8 million, compared to the prior year, primarily due to decreases in the legal and recruitment categories. These decreases were partially offset by the acquisition of the New York Daily News in the third quarter of 2017 which contributed $8.6 million in segment M advertising revenues during the year ended December 31, 2017.
Circulation Revenues—Circulation revenues increased 4.9%, or $15.0 million, in the year ended December 31, 2017 due primarily to the acquisition of the New York Daily News which contributed $17.2 million in circulation revenue in 2017. The increase attributable from the acquisition is partially offset by a decrease in circulation volume which exceeded increases in rates.
Other Revenues—Other revenues decreased 7.8%, or $13.1 million, in year ended December 31, 2017 primarily due to declines in direct mail and marketing of $7.3 million, content syndication and other revenue of $5.8 million and commercial print and delivery revenues of $5.7 million for third-party publications. These decreases were partially offset by revenues from the New York Daily News which contributed $5.6 million in other revenues the year ended December 31, 2017.
Operating Expenses—Operating expenses decreased 5.5%, or $46.5 million, in the year ended December 31, 2017 compared to the prior year, primarily due to decreases in all expense categories, partially offset by increased expenses from acquisitions and corporate allocations. The New York Daily News contributed $42.6 million in operating expenses the year ended December 31, 2017.
Segment X
Segment X is comprised of the Company’s digital revenues and related digital expenses from local websites and mobile applications, digital only subscriptions, TCA and BestReviews. On January 29, 2018, the Company and Cars.com agreed to convert the Company’s affiliated markets into Cars.com’s direct retail channel.

	Year Ended			Year Ended
(in thousands)	Dec. 30, 2018	Dec. 31, 2017	% Change	Dec. 31, 2017	Dec. 25, 2016	% Change
Operating revenues:
Advertising	$98,023	$130,376	(24.8%)	$130,376	$124,215	5.0%
Content	67,589	33,601	*	33,601	34,781	(3.4%)
Total revenues	165,612	163,977	1.0%	163,977	158,996	3.1%
Operating expenses	152,698	161,783	(5.6%)	161,783	155,709	3.9%
Income from operations	$12,914	$2,194	*	2,194	3,287	(33.3%)
Depreciation and amortization	19,819	15,299	29.5%	15,299	11,452	*
Adjustments (1)	9,272	3,612	*	3,612	3,671	*
Adjusted EBITDA	$42,005	$21,105	99.0%	$21,105	$18,410	14.6%
(1) - See Non-GAAP Measures for additional information on adjustments.
* Represents positive or negative change in excess of 100%
Year ended December 30, 2018 compared to the year ended December 31, 2017
Advertising Revenues—Total advertising revenues decreased 24.8%, or $32.4 million, in the year ended December 30, 2018. Classified advertising revenue decreased $51.7 million primarily due to a decrease in the automotive category as a result of the conversion of the Cars.com agreement. Other advertising revenue decreased $2.5 million primarily due to decreases in revenue shares received from advertising partners due to decreased volume. These decreases were partially offset by contributions from acquisitions and an $8.4 million increase in retail advertising revenue primarily due to increases in the car dealerships and lots category partially offset by decreases in the amusements, food and drug stores and hardware stores categories. National advertising revenue remained consistent with prior periods. The combined contribution in segment X advertising revenues of the acquisitions of the New York Daily News in the third quarter of 2017 and The Virginian-Pilot in the second quarter of 2018 was $21.2 million during the year ended December 30, 2018 compared to $7.8 million during the year ended December 31, 2017.
Content Revenues—Content revenues increased $34.0 million in the year ended December 30, 2018 compared to the prior year. This increase was primarily due to the acquisitions and an increase of $7.3 million in digital subscription revenue. The combined contribution in segment X content revenues of the acquisitions of the New York Daily News, BestReviews in the first quarter of 2018 and The Virginian-Pilot was $26.7 million in the year ended December 30, 2018 compared to $1.0 million in the year ended December 31, 2017.
Operating Expenses—Operating expenses decreased 5.6%, or $9.1 million, in the year ended December 30, 2018 compared to the prior year, primarily due to a $33.6 million decrease in affiliate fees related to the conversion of the Cars.com agreement and a $7.3 million decrease in bad debt expense. These decreases were partially offset by operating expense from acquisitions. Such acquisitions contributed $37.2 million in the year ended December 30, 2018 compared to $5.5 million during the year ended December 31, 2017.
Year ended December 31, 2017 compared to the year ended December 25, 2016
Advertising Revenues—Total advertising revenues increased 5.0%, or $6.2 million, in the year ended December 31, 2017 compared to the prior year, primarily due to the acquisition of the New York Daily News which contributed $7.8 million in advertising revenues in 2017, and a $1.9 million increase in other advertising revenue primarily due to increases in revenue shares received from advertising partners due to increased volume. Retail and National advertising revenue remained consistent year over year. These increases were partially offset by decreases in classified advertising revenue, which decreased $5.0 million, primarily due to decreases in the real estate and recruitment categories.
Content Revenues—Content revenues decreased 3.4%, or $1.2 million, in the year ended December 31, 2017 compared to the prior year, primarily due to decreases in content syndication of $5.5 million partially offset by increases in digital subscription revenue of $3.4 million and contributions from the acquisition of the New York Daily News of $1.0 million.
Operating Expenses—Operating expenses increased 3.9%, or $6.1 million, in the year ended December 31, 2017 compared to the prior year, primarily due to the acquisition of the New York Daily News which contributed $5.5 million in operating expenses in 2017.
Liquidity and Capital Resources
The Company believes that its working capital and future cash from operations will provide adequate resources to fund its operating and financing needs for the foreseeable future. The Company’s access to, and the availability of, financing in the future will be impacted by many factors, including its credit rating, the liquidity of the overall capital markets, the current state of the economy and other risks described in Part 1, Item 1A of this report. There can be no assurances that the Company will have access to capital markets on acceptable terms.
Sources and Uses
The Company expects to fund capital expenditures, pension payments and other operating requirements through a combination of cash flows from operations and investments. The Company’s financial and operating performance remains subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond the control of the Company and, despite the Company’s current liquidity position, no assurances can be made that cash flows from operations and investments, or dispositions of assets or operations will be sufficient to satisfy the Company’s future liquidity needs.

The table below summarizes the total operating, investing and financing activity cash flows from continuing operations for the years ended December 30, 2018, December 31, 2017 and December 25, 2016 (in thousands):

	Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
Net cash provided by operating activities	$50,953	$39,754	$601
Net cash used for investing activities	(128,210)	(23,175)	(17,701)
Net cash provided by (used for) financing activities	(359,420)	(83,653)	86,334
Increase (decrease) in cash attributable to continuing operations	(436,677)	(67,074)	69,234
Net cash provided by discontinued operations	392,833	56,289	71,574
Net increase (decrease) in cash	$(43,844)	$(10,785)	$140,808
Cash flow generated by operating activities is the Company’s primary source of liquidity. Net cash provided by operating activities was $51.0 million for the year ended December 30, 2018, an increase of $11.2 million from $39.8 million for the year ended December 31, 2017. The increase was primarily driven by higher working capital contributions partially offset by a decrease in operating results and higher pension contributions. Net cash provided by operating activities was $39.8 million in the year ended December 31, 2017, an increase of $39.2 million from $0.6 million in the year ended December 25, 2016. The increase was primarily higher working capital contributions.
Net cash used for investing activities totaled $128.2 million in the year ended December 30, 2018, and included $53.2 million used for capital expenditures and $70.9 million used for acquisitions. Net cash used for investing activities totaled $23.2 million in the year ended December 31, 2017 and included $23.5 million used for capital expenditures. Net cash used for investing activities totaled $17.7 million in the year ended December 25, 2016 primarily due to $10.7 million used for capital expenditures and $4.4 million used for acquisitions. We anticipate that capital expenditures for the year ended December 30, 2019 will be approximately $20.0 million to $25.0 million.
Net cash used for financing activities totaled $359.4 million in the year ended December 30, 2018, primarily due to $353.3 million used for principal payments on senior debt after the sale of the California Properties. Net cash used for financing activities totaled $83.7 million in the year ended December 31, 2017, primarily due to $56.2 million used for the repurchase of shares of the Company’s common stock and $26.4 million used for principal payments on senior debt. In the year ended December 25, 2016, net cash provided by financing activities totaled $86.3 million primarily due to $113.3 million provided by the private placements of 9.9 million shares of the Company’s stock, partially offset by $21.1 million used for principal payments on senior debt.
Net cash provided by discontinued operations totaled $392.8 million in the year ended December 30, 2018, primarily due to net proceeds of $497.7 million from the sale of the California Properties and forsalebyowner.com partially offset by $96.7 million of federal tax payments. In the years ended December 31, 2017 and December 25, 2016, net cash provided by discontinued operations totaled $56.3 million and $71.6 million, respectively, primarily due to cash provided by operating activities of the Los Angeles Times and The San Diego Union-Tribune.
Stock Repurchases
On March 23, 2017, the Company entered into a purchase agreement with investment funds associated with Oaktree Capital Management, L.P. (“Oaktree”), pursuant to which the Company acquired 3,745,947 shares of the Company’s common stock for $15.00 per share or a total purchase price of $56.2 million. See Note 18 to the Company’s Consolidated Financial Statements for further information on the stock repurchase.
On March 13, 2019, the Company announced that the Board of Directors authorized a stock repurchase program. Under the program, the Company may purchase up to $25.0 million of its outstanding common stock over the next 24 months. The purchases may be made in open-market transactions or privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume, cash needs and other business factors.

Private Placements
On February 3, 2016 and June 1, 2016, the Company completed a $44.4 million and a $70.5 million private placement, pursuant to which the Company sold 5,220,000 shares and 4,700,000 shares of the Company’s common stock at a purchase price of $8.50 per share and $15.00 per share, respectively. See Note 18 to the Company’s Consolidated Financial Statements for further information on the private placements.
Acquisitions
See Note 6 to the Company’s Consolidated Financial Statements for further information on acquisitions.
Acquisitions — 2018
Virginian-Pilot
On May 28, 2018, Tribune Publishing Company, LLC, a wholly-owned subsidiary of the Company, acquired Virginian-Pilot Media Companies, LLC (“Virginian-Pilot”), the owner of The Virginian-Pilot daily newspaper based in Norfolk, Virginia, pursuant to a Securities Purchase Agreement, entered into on the same date, by and among the Company, Virginian-Pilot and Landmark Media Enterprises, LLC for a cash purchase price of $34.0 million, less a post-closing working capital adjustment of $0.1 million received from the seller.
BestReviews
On February 6, 2018, the Company acquired a 60% membership interest in BestReviews LLC (“BestReviews”), a company engaged in the business of testing, researching and reviewing consumer products, pursuant to an Acquisition Agreement, entered into on the same date, among the Company, BestReviews Inc., a Delaware corporation, BestReviews and the stockholders of Best Reviews Inc. for a total purchase price of $68.3 million, consisting of $33.7 million in cash, less a post-closing working capital adjustment received from the seller of $0.6 million, and $34.6 million in common stock of the Company.
Acquisitions — 2017
On September 3, 2017, the Company completed the acquisition of 100% of the partnership interests in DNLP, the owner of the New York Daily News in New York City, pursuant to the Partnership Interest Purchase Agreement dated September 3, 2017, for a cash purchase price of one dollar and assumption of various liabilities, subject to a post-closing working capital adjustment. During the second quarter of 2018, the Company finalized the working capital calculation which resulted in an immaterial adjustment. During the third quarter of 2018, the final determination of the fair value of assets acquired and liabilities assumed was completed.
Acquisitions — 2016
In December 2016, the Company completed acquisitions totaling $7.6 million including Spanfeller Media, a digital platform which includes The Daily Meal and The Active Times, and other immaterial properties. The results of the acquisitions and the related transaction costs were not material to the Company’s Consolidated Financial Statements and are included in the Consolidated Statements of Income (Loss) since the date of acquisition.
Debt
On June 21, 2018, the Company used a portion of the proceeds received from the Nant Transaction to repay the outstanding principal amount under the Senior Term Facility and to terminate the Senior ABL Facility. Refer to Note 10 of the Consolidated Financial Statements for detailed information related to the Company’s Term Loan Credit Agreement, Senior Term Facility, ABL Credit Agreement, Senior ABL Facility and Letter of Credit Agreement.
Employee Reductions
During the year ended December 30, 2018, the Company implemented reductions in staffing levels in its operations of 840 positions for which the Company recorded pretax charges totaling $45.8 million. These reductions include 190 positions identified in the fourth quarter of 2018 related to a voluntary severance incentive plan; 178 positions identified during the third quarter of 2018, of which approximately 50% were at the New York Daily News; 70 positions related to the New York Daily News truck drivers’ union and 38 positions related to the Chicago Tribune truck drivers’ union.
In the fourth quarter of 2018, the Company offered a Voluntary Severance Incentive Plan (“VSIP”) which provides enhanced separation benefits to eligible employees with more than 10 years of service. The Company plans to fund the VSIP ratably over the payout period through salary continuation that started in the fourth quarter of 2018 and continues through the fourth quarter 2019.
In the fourth quarter of 2018 the truck drivers’ union of the New York Daily News ratified a new collective bargaining agreement with the Company that extended the existing agreement from 2021 to 2024 and relinquished to NYDN the right of delivery of the remaining 60 single copy routes in New York City. The agreement allows for the separation of a total of 80 drivers.  The remaining 10 drivers’ separations will occur later in the term of the contract.  In addition, the Company received other rights and reductions, including reduced dock manning, a move to bi-weekly payroll and a move to Company-provided medical benefits.  The Company expects to achieve savings derived from driver salaries, overtime, collection pay, medical contributions to the union welfare plan, worker’s compensation, fleet expenses, insurance and other expenses, net of the third-party cost of single copy newspaper delivery. The severance payments were in the form of lump sum payments and were paid in the first quarter of 2019.
In the fourth quarter of 2018, the truck drivers’ union of the Chicago Tribune ratified a new collective bargaining agreement with the Company that extended the existing agreement to 2021 and allows the Company to reduce the number of union positions. As a result, the Company agreed to certain changes to the union multiemployer pension plan as well as the proposed merger of such plan. See Note 14 for additional information related to the multiemployer pension plan changes. The Company expects to achieve savings derived from driver salaries, overtime, collection pay, worker’s compensation, fleet expenses, insurance and other expenses, net of the third-party cost of newspaper delivery. The Company plans to fund the severance over the payout period through salary continuation that started in the first quarter of 2019 and continues through the fourth quarter 2019.
During the year ended December 31, 2017, the Company implemented reductions in staffing levels in its operations of 484 positions for which the Company recorded pretax charges related to these reductions totaling $18.0 million. These reductions include 112 positions related to the outsourcing to a third party of the printing, packaging and delivery of the Orlando Sentinel. The related salary continuation payments began in the third quarter of 2017 and continued through the third quarter of 2018. Additionally, these reductions include 86 positions identified at the New York Daily News. The related salary continuation payments began in the fourth quarter of 2017 and continued through the third quarter of 2018.
Contractual Obligations
The table below represents Tribune’s contractual obligations as of December 30, 2018 (in thousands):

Contractual Obligations	Total	2019	2020	2021	2022	2023	Thereafter
Long-term capital lease	7,397	405	100	6,892	—	—	—
Operating leases (1)	173,951	33,006	30,412	26,817	24,916	15,933	42,867
Pensions	70,915	14,120	7,900	9,125	10,050	11,100	18,620
Total	$252,263	$47,531	$38,412	$42,834	$34,966	$27,033	$61,487

(1)
The Company leases certain equipment and office and production space under various operating leases. Net lease expense for Tribune was $32.8 million, $33.5 million and $40.15 million for the years ended December 30, 2018, December 31, 2017 and December 25, 2016, respectively.

The contractual obligations table includes the Company’s estimated minimum contribution to the NYDN Pension Plan for 2019 and the Company’s minimum contributions to the Chicago Newspaper Publishers Drivers’ Union Pension Plan (the Drivers’ Plan) for 2019 through 2026 pursuant to a rehabilitation plan and merger agreement adopted by the Drivers’ Plan in 2018, as discussed in Note 14 to the Consolidated Financial Statements. The contractual obligations table does not include actuarially projected minimum funding requirements of the NYDN Pension Plan after 2019. The projected minimum funding requirements contain significant uncertainties regarding the actuarial assumptions involved in making such minimum funding projections, including interest rate levels, asset returns, mortality and cost trends, and what, if any, changes will occur to regulatory requirements. Further contributions are currently projected for 2019 through 20125, however the amounts cannot be reasonably estimated. With respect to additional contributions to the Drivers’ Plan and contributions to other multiemployer plans, the Company’s funding obligation will be subject to changed based on a number of factors, including the outcome of collective bargaining within the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations. See Note 14 to the Consolidated Financial Statements for additional information on the Company’s multiemployer pension plans.
Critical Accounting Policies
The Company’s significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements. These policies conform with U.S. GAAP and reflect practices appropriate to Tribune’s businesses. The preparation of the Company’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes thereto. The Company bases its estimates on past experience and assumptions that management believes are reasonable under the circumstances and evaluates its policies, estimates and assumptions on an ongoing basis.
Revenue Recognition—Tribune’s primary sources of revenue are from the sales of advertising space in published issues of its newspapers and other publications and on websites owned by, or affiliated with, Tribune; distribution of preprinted advertising inserts; sales of newspapers, digital subscriptions and other publications to distributors and individual subscribers; the provision of commercial printing and delivery services to third parties, primarily other newspaper companies; and ecommerce referral fee revenue. Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. Revenues are recognized as performance obligations that are satisfied either at a point in time, such as when an advertisement is published or referral fee revenue is earned, or over time, such as for content licensing. See Note 3 to the Consolidated Financial Statements for additional revenue recognition disclosures.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets are summarized in Note 9 to the Consolidated Financial Statements. The Company reviews goodwill and other indefinite-lived intangible assets, which include only newspaper mastheads, for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired. The Company has determined that the reporting units at which goodwill will be evaluated are the eight newspaper media groups, TCA, BestReviews and the aggregate of the Company’s other digital businesses.
The Company’s annual impairment review measurement date is in the beginning of the fourth quarter of each year. The estimated fair value of goodwill is determined using many critical factors, including projected future operating cash flows, revenue and market growth, market multiples, discount rates and consideration of market valuations of comparable companies. The estimated fair values of other intangible assets subject to the annual impairment review are calculated based on projected future discounted cash flow analysis. The development of estimated fair values requires the use of assumptions, including assumptions regarding revenue and market growth as well as specific economic factors in the publishing industry such as operating margins and royalty rates for newspaper mastheads. These assumptions reflect Tribune’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of Tribune’s control.
Impairment Review of Long-Lived Assets—Tribune evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may be impaired. The carrying value of a long-lived asset or asset group may be impaired when the projected future undiscounted cash flows to be generated from the asset or asset group over its remaining depreciable life are less than its current carrying value.
Pension Plans—With the acquisition of the New York Daily News, the Company became the sponsor of a single-employer pension plan (the “NYDN Pension Plan”). The Company follows accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits” for single employer defined benefit plans. Plan assets and the projected benefit obligation are measured each December 31, and the Company records as an asset or liability the net funded or underfunded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to other comprehensive income (loss) and are amortized to net periodic pension expense over the weighted average remaining life of plan participants. Net periodic pension expense is recognized each period by accruing interest expense on the projected benefit obligation and accruing a return on assets associated with the plan assets.

Other Postretirement Benefits—Tribune provides certain health care and life insurance benefits for retired Tribune employees through postretirement benefit plans. The expected cost of providing these benefits is accrued over the years that the employees render services. It is the Company’s policy to fund postretirement benefits as claims are incurred.
The Company recognizes the overfunded or underfunded status of its postretirement benefit plans as an asset or liability in its Consolidated Balance Sheets and recognizes changes in that funded status in the year in which changes occur through comprehensive income. The amounts included within these Consolidated Financial Statements were actuarially determined based on amounts for eligible Tribune employees.
Multiemployer Pension Plans—Contributions made to union-sponsored plans are based upon collective bargaining agreements and are accounted for under guidance related to multiemployer plans. See Note 14 to the Consolidated Financial Statements for further information.
New Accounting Standards
See Note 2 to the Consolidated Financial Statements for a description of new accounting standards issued and/or adopted in the year ended December 30, 2018.

Non-GAAP Measures
Adjusted EBITDA—The Company defines Adjusted EBITDA as income (loss) from continuing operations before equity in earnings of unconsolidated affiliates, income taxes, loss on early debt extinguishment, interest expense, other (expense) income, realized gain (loss) on investments, reorganization items, depreciation and amortization, impairment, net income attributable to noncontrolling interest, and other items that the Company does not consider in the evaluation of ongoing operating performance. These items include stock-based compensation expense, restructuring charges, transaction expenses, certain other charges and gains that the Company does not believe reflects the underlying business performance as detailed below.

	Year Ended
(In thousands)	December 30, 2018	% Change	December 31, 2017	% Change	December 25, 2016
Loss from continuing operations	$(39,863)	33.7%	$(29,813)	(15.7%)	$(35,363)
Income tax expense (benefit)	(12,723)	*	7,188	*	(9,576)
Interest expense, net	11,353	(56.9%)	26,334	(0.9%)	26,561
Loss on extinguishment of debt	7,666	*	—	*
Premium on stock buyback	—	*	6,031	*	—
Loss on equity investments, net	1,868	(31.4%)	2,725	83.3%	1,487
Other income, net (1)	(14,513)	*	(3,535)	*	(265)
Reorganization items, net	—	*	—	*	259
Income (loss) from operations	(46,212)	*	8,930	*	(16,897)
Depreciation and amortization	53,262	12.6%	47,306	(7.9%)	51,363
Impairment	1,872	*	—	*	—
Restructuring and transaction costs (2)	74,481	*	30,890	(25.1%)	41,220
Litigation settlement (3)	—	*	3,000	*	—
Stock-based compensation	10,453	12.9%	9,255	22.2%	7,573
Employee voluntary separation program	—	*	401	*	15,589
Adjusted EBITDA	$93,856	(5.9%)	$99,782	0.9%	$98,848
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
Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes that because Adjusted EBITDA excludes (i) certain non-cash expenses (such as depreciation, amortization, stock-based compensation, and gain/loss on equity investments) and (ii) expenses that are not reflective of the Company’s core operating results over time (such as restructuring costs, including the employee voluntary separation program and gain/losses on employee benefit plan terminations, litigation or dispute settlement charges or gains, premiums on stock buybacks and transaction-related costs), this measure provides investors with additional useful information to measure the Company’s financial performance, particularly with respect to changes in performance from period to period.  The Company’s management uses Adjusted EBITDA (a) as a measure of operating performance; (b) for planning and forecasting in future periods; and (c) in communications with the Company’s Board of Directors concerning the Company’s financial performance. In addition, Adjusted EBITDA, or a similarly calculated measure, has been used as the basis for certain financial maintenance covenants that the Company was subject to in connection with certain credit facilities. Since not all companies use identical calculations, the Company’s presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies and should not be used by investors as a substitute or alternative to net income or any measure of financial performance calculated and presented in accordance with U.S. GAAP. Instead, management believes Adjusted EBITDA should be used to supplement the Company’s financial measures derived in accordance with U.S. GAAP to provide a more complete understanding of the trends affecting the business.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2018 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that the Company’s internal control over financial reporting was effective as of December 30, 2018.
As discussed elsewhere in this report, the Company acquired a 60% membership interest in BestReviews LLC (“BestReviews”) on February 6, 2018, a company engaged in the business of testing, researching and reviewing consumer products. BestReviews primarily generates e-commerce revenue through affiliate agreements with major retailers, which is a new, unique and material revenue stream for the Company. The Company is consolidating 100% of BestReviews within its financial statements as of December 30, 2018 with the 40% noncontrolling interest portion presented between liabilities and stockholder’s equity. BestReviews represents 1.5% of total assets and 2.4% of operating revenues as of and for the year ended December 30, 2018, respectively. The Company is in the process of integrating BestReviews into its existing internal control over financial reporting processes. Management has excluded BestReviews from its assessment of internal control over financial reporting as of December 30, 2018.
The effectiveness of our internal control over financial reporting as of December 30, 2018, has been audited by Ernst & Young LLP, the independent registered public accounting firm that has also audited the Company’s consolidated financial statements as of and for the year ended December 30, 2018. Ernst & Young’s report on the Company’s internal control over financial reporting appears below.
Changes in Internal Control Over Financial Reporting
We utilize a third-party cloud-based ERP system in our financial reporting. In the fourth quarter of 2018, the ERP service provider made changes to its internal controls to address deficiencies related to its information technology change management controls. Apart from the foregoing, there were no changes in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tribune Publishing Company
Opinion on Internal Control Over Financial Reporting
We have audited the internal control over financial reporting of Tribune Publishing Company (the Company) as of December 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of BestReviews LLC, which is included in the 2018 consolidated financial statements of the Company and constituted 1.5% of total assets and 2.4% of operating revenues as of and for the year ended December 30, 2018, respectively. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of BestReviews LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company, and our report dated March 18, 2019 expressed an unqualified opinion thereon.
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
March 18, 2019

Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to information under the captions “Corporate Governance,” “Board Composition,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Consideration of Stockholder-Recommended Director Nominees” in our definitive proxy statement relating to the 2019 Annual Meeting of Stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2018 fiscal year.
Tribune has a Code of Ethics and Business Conduct that applies to all directors, officers and employees, and a Code of Ethics and Business Conduct for CEO and Senior Financial Officers which can be found at the Company's website, www.tribpub.com. The Company will post any amendments to the Code of Ethics and Business Conduct, as well as any waivers that are required to be disclosed by the rules of either the SEC or Nasdaq, on the Company’s website. Information on Tribune’s website is not incorporated by reference to the Annual Report on Form 10-K.
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
A stockholder can also obtain, without charge, a printed copy of any of the materials referred to above by contacting the Company at the following address:
Tribune Publishing Company
160 N. Stetson Avenue
Chicago, Illinois 60601
Attn: Corporate Secretary
Telephone: (312) 222-9100
Item 11. Executive Compensation
The information required by this item is incorporated by reference to information under the captions “Compensation Discussion and Analysis,” “Compensation, Nominating and Corporate Governance Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Named Executive Officer Compensation,” and “Director Compensation” in our definitive proxy statement relating to the 2019 Annual Meeting of Stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2018 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to information under the caption “Security Ownership of Certain Beneficial Owners, Directors, and Management” in our definitive proxy statement relating to the 2019 Annual Meeting of Stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2018 fiscal year.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to information under the caption “Security Ownership of Certain Beneficial Owners, Directors, and Management” in our definitive proxy statement relating to the 2019 Annual Meeting of Stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2018 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to information under the captions “Policies and Procedures for the Review and Approval or Ratification of Transactions with Related Persons” and “Corporate Governance” in our definitive proxy statement relating to the 2019 Annual Meeting of Stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2018 fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to information under the caption “Independent Registered Public Accounting Firm’s Fees Report” in our definitive proxy statement relating to the 2019 Annual Meeting of Stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2018 fiscal year.
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

(b)    Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. All other documents are filed as part of this Form 10-K. Exhibits marked with a tilde (~) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. Certain agreements are included as exhibits to this Annual Report on Form 10-K to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the parties to the agreement. Each agreement may contain representations and warranties by the parties to the agreement. These representations and warranties have been made solely for the benefit of the other party or parties to the agreement and (1) should not in all instances be treated as categorical statements of fact, but rather as a means of allocating the risk to one of the parties if those statements prove to be inaccurate; (2) may have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the attached agreement, which disclosures are not necessarily reflected in the agreement; (3) may apply standards of materiality in a manner that is different from what may be viewed as material to you or other investors; and (4) were made only as of the date of the agreement or other date or dates that may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.
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

2.4*
Asset Purchase Agreement, dated March 13, 2018, by and among ForSaleByOwner.com, LLC, In-House Realty LLC and Tribune Publishing company, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on May 23, 2018).

2.5*
Securities Purchase Agreement, dated May 28, 2018, by and among Tribune Publishing Company, LLC, Virginian-Pilot Media Companies, LLC and Landmark Media Enterprises, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on May 29, 2018).

3.1*
Amended and Restated Certificate of Incorporation of Tribune Publishing Company, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018 filed on November 8, 2018).

3.2*	Amended and Restated By-laws of Tribune Publishing Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on October 9, 2018).

10.1*
Tax Matters Agreement, by and between Tribune Media Company and Tribune Publishing Company. dated as of August 4, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 7, 2014).

10.2*
Securities Purchase Agreement, by and among Tribune Publishing Company, Merrick Media, LLC and Michael W. Ferro, Jr., dated as of February 3, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 4, 2016).

10.3*
Amendment No. 1 to Securities Purchase Agreement, dated as of March 23, 2017, by and among tronc, Inc., Merrick Media, LLC and Michael W. Ferro, Jr. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 23, 2017).

10.4*
Consulting Agreement, dated December 20, 2017, by and among Tribune Publishing Company, LLC, Merrick Ventures LLC and, solely for certain sections thereof, Michael W. Ferro, Jr., Merrick Media, LLC and tronc, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 22, 2017.)

10.5*
Amendment No. 1 to Consulting Agreement, dated June 17, 2018, by and among Tribune Publishing Company, LLC, Merrick Ventures LLC and, solely for certain sections thereof, Michael W. Ferro, Jr., Merrick Media, LLC and tronc, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2018 filed on August 10, 2018).

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

10.13*~	Form of Stock Option Agreement (Employee Form) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2016 filed on August 5, 2016).

10.14*~
Form of Restricted Stock Unit Award Agreement (Employee Form) (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2016 filed on August 5, 2016).

10.15*~	Form of Annual Performance Incentive Award Notice (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 28, 2014 filed March 25, 2015).

10.16*~	Form of Annual Performance Incentive Award Notice (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2017 filed May 3, 2017).

10.17*~	Form of Director Compensation Conversion Election Form (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 14, 2016).

10.18*~
Executive Employment Agreement by and between Justin C. Dearborn and Tribune Publishing Company, LLC, effective February 22, 2018 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed on March 16, 2018).

10.19*~
Amendment to the Employment Agreement, by and between Tribune Publishing Company, LLC and Justin C. Dearborn, dated January 17, 2019 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 18, 2019).

10.20*~
Executive Employment Agreement by and between Terry Jimenez and Tribune Publishing Company, LLC, dated April 4, 2018 (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on March 28, 2018).

10.21*~
Executive Employment Agreement by and between Timothy Knight and Tribune Interactive, LLC, effective February 23, 2017 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 27, 2017.)

10.22*~
Employment Agreement, by and between Tribune Publishing Company, LLC and Timothy P. Knight, effective January 17, 2019 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 18, 2019).

10.23*~
Executive Employment Agreement by and between Ross Levinsohn and Tribune Interactive, LLC, effective August 21, 2017, (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 23, 2017).

10.24*~
Amendment to Employment Agreement, by and between Tribune Interactive, LLC and Ross Levinsohn, dated January 17, 2019 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 18, 2019).

10.25*~
Executive Employment Agreement by and between Julie K. Xanders and Tribune Publishing Company, LLC, dated December 20, 2017 and effective January 4, 2018 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 22, 2017).

10.26*~	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed on March 14, 2016).

10.27*~	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2016 filed on May 5, 2016).

10.28*~
Continuing Agreement for Standby Letters of Credit, between Tribune Publishing Company and JPMorgan Chase Bank, N.A., as l/c issuer, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.19 to the Form 8-K filed on August 7, 2014).

10.29*~
Lender Joinder Agreement, by and among Tribune Publishing Company, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., dated as of May 21, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2015 filed on August 12, 2015).

10.30*~
Form of Director Restricted Stock Award Agreement for awards in May 2018 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form-Q for the quarterly period ended July 1, 2018 filed on August 10, 2018).

10.31*~	Amended and Restated Limited Liability Company Agreement of Best Reviews LLC, dated February 6, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 7, 2018).

21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIBUNE PUBLISHING COMPANY

March 18, 2019	By:	/s/ Terry Jimenez
Terry Jimenez
Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Timothy P. Knight and Terry Jimenez, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Timothy P. Knight	Chief Executive Officer, President and Director	March 18, 2019
Timothy P. Knight	(Principal Executive Officer)

/s/ Terry Jimenez	Chief Financial Officer	March 18, 2019
Terry Jimenez	(Principal Financial Officer)

/s/ Michael N. Lavey	Chief Accounting Officer and Controller	March 18, 2019
Michael N. Lavey	(Principal Accounting Officer)

/s/ Carol Crenshaw	Director	March 18, 2019
Carol Crenshaw

/s/ David Dreier	Chairman and Director	March 18, 2019
David Dreier

/s/ Philip G. Franklin	Director	March 18, 2019
Philip G. Franklin

/s/ Eddy W. Hartenstein	Director	March 18, 2019
Eddy W. Hartenstein

/s/ Richard A. Reck	Director	March 18, 2019
Richard A. Reck

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tribune Publishing Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tribune Publishing Company (the Company) as of December 30, 2018 and December 31, 2017, the related consolidated statements of income, comprehensive income, equity (deficit) and cash flows for each of the three fiscal years in the period ended December 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 18, 2019 expressed an unqualified opinion thereon.
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
Dallas, Texas
March 18, 2019

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended
	December 30, 2018	December 31, 2017	December 25, 2016
Operating revenues	$1,030,669	$1,015,453	$1,063,363
Operating expenses:
Compensation	443,084	406,279	443,729
Newsprint and ink	66,134	59,241	62,529
Outside services	348,827	331,202	346,690
Other operating expenses	163,702	162,495	175,949
Depreciation and amortization	53,262	47,306	51,363
Impairment	1,872	—	—
Total operating expenses	1,076,881	1,006,523	1,080,260
Income (loss) from operations	(46,212)	8,930	(16,897)
Interest expense, net	(11,353)	(26,334)	(26,561)
Loss on early extinguishment of debt	(7,666)	—	—
Premium on stock buyback	—	(6,031)	—
Loss on equity investments, net	(1,868)	(2,725)	(1,487)
Reorganization items, net	—	—	(259)
Other non-operating income	14,513	3,535	265
Loss from continuing operations before income taxes	(52,586)	(22,625)	(44,939)
Income tax expense (benefit)	(12,723)	7,188	(9,576)
Loss from continuing operations	$(39,863)	$(29,813)	$(35,363)
Plus: Earnings from discontinued operations, net of taxes	289,510	35,348	41,900
Net income	$249,647	$5,535	$6,537
Less: Income attributable to noncontrolling interest	856	—	—
Net income attributable to Tribune common stockholders	$248,791	$5,535	$6,537

Loss from continuing operations per common share:
Basic	$(1.15)	$(0.88)	$(1.05)
Diluted	$(1.15)	$(0.88)	$(1.05)
Net income attributable to Tribune per common share:
Basic	$7.05	$0.16	$0.19
Diluted	$7.05	$0.16	$0.19
Weighted average shares outstanding:
Basic	35,268	33,996	33,788
Diluted	35,268	33,996	33,788

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended
	December 30, 2018	December 31, 2017	December 25, 2016
Net income	$249,647	$5,535	$6,537
Comprehensive income (loss), net of taxes:
Unrecognized benefit plan gains (losses):
Change in unrecognized benefit plan gain (loss) arising during the period, net of taxes of $900, $2,019 and $1,182, respectively	(2,337)	3,532	1,811
Amortization of items to periodic pension cost during the period, net of taxes of $3,657, $1,078 and $186, respectively	(9,498)	(2,220)	(284)
Plan amendments, net of taxes of $1,623	—	4,215	—
Foreign currency translation, net of taxes	(8)	1	3
Comprehensive income (loss) recognized in continuing operations, net of taxes	(11,843)	5,528	1,530
Accumulated other comprehensive income (loss) recognized in discontinued operations, net of taxes of $6,784, $116, $4,203	25,397	(10,241)	(6,438)
Comprehensive income	263,201	822	1,629
Comprehensive income attributable to noncontrolling interest	(856)	—	—
Comprehensive income attributable to Tribune common stockholders	$262,345	$822	$1,629

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 30, 2018	December 31, 2017
Assets
Current assets
Cash	$97,560	$185,351
Accounts receivable (net of allowances of $11,458 and $8,988)	145,463	122,501
Inventories	9,587	7,412
Prepaid expenses	18,197	29,663
Assets related to discontinued operations	—	61,778
Total current assets	270,807	406,705

Property, plant and equipment
Machinery, equipment and furniture	124,243	110,598
Buildings and leasehold improvements	82,399	36,987
	206,642	147,585
Accumulated depreciation	(74,013)	(61,473)
	132,629	86,112
Advance payments on property, plant and equipment	12,334	8,386
Property, plant and equipment, net	144,963	94,498

Other assets
Goodwill	132,146	45,348
Intangible assets, net	77,229	64,996
Software, net	27,117	40,700
Restricted cash	43,947	—
Deferred income taxes	2,414	1,124
Other long-term assets	28,004	31,163
Assets related to discontinued operations	—	180,599
Total other assets	310,857	363,930

Total assets	$726,627	$865,133

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 30, 2018	December 31, 2017
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$70,555	$65,724
Employee compensation and benefits	61,001	49,262
Deferred revenue	51,114	50,314
Current portion of long-term debt	405	21,486
Other current liabilities	21,203	18,453
Liabilities associated with discontinued operations	6,249	55,665
Total current liabilities	210,527	260,904

Non-current liabilities
Pension and postretirement benefits payable	20,150	23,438
Deferred revenue	2,856	4,818
Long-term debt	6,799	331,065
Workers' compensation, general liability and auto insurance payable	30,606	33,452
Deferred rent	25,424	6,038
Other obligations	17,197	19,081
Liabilities associated with discontinued operations	—	117,175
Total non-current liabilities	103,032	535,067

Commitments and contingencies (Notes 11 and 12)

Noncontrolling interest	39,756	—

Stockholders' equity
Preferred stock, $.01 par value. Authorized 30,000 shares; no shares issued or outstanding at December 30, 2018 and December 31, 2017	—	—
Common stock, $.01 par value. Authorized 300,000 shares, 37,551 shares issued and 35,597 shares outstanding at December 30, 2018; 37,551 shares issued and 33,684 shares outstanding at December 31, 2017	376	376
Additional paid-in capital	166,668	150,229
Retained earnings (deficit)	232,401	(16,390)
Accumulated other comprehensive income (loss)	27	(13,527)
Treasury stock, at cost - 1,954 shares at December 30, 2018 and 3,867 shares at December 31, 2017	(26,160)	(51,526)
Total stockholders' equity	373,312	69,162

Total liabilities and stockholders’ equity	$726,627	$865,133

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	AOCI	Treasury Stock	Total Equity (Deficit)
	Shares	Amount
Balance at December 27, 2015	26,357	$264	$19,251	$(28,639)	$(3,906)	$(1,368)	$(14,398)
Comprehensive income (loss) attributable to controlling interests	—	—	—	6,537	1,530	—	8,067
AOCI recognized in discontinued operations	—	—	—	—	(6,438)	—	(6,438)
Dividends declared to common stockholders	—	—	—	177	—	—	177
Issuance of common stock	9,920	99	113,219	—	—	—	113,318
Issuance of stock from restricted stock unit conversions	258	2	(2)	—	—	—	—
Exercise of stock options	14	—	205	—	—	—	205
Share-based compensation	—	—	8,424	—	—	—	8,424
Excess tax benefit from long-term incentive plan	—	—	(653)	—	—	—	(653)
Withholding for taxes on RSU conversions	—	—	(821)	—	—	—	(821)
Balance at December 25, 2016	36,549	365	139,623	(21,925)	(8,814)	(1,368)	107,881
Comprehensive income (loss) attributable to controlling interests	—	—	—	5,535	5,528	—	11,063
AOCI recognized in discontinued operations	—	—	—	—	(10,241)	—	(10,241)
Issuance of stock from restricted stock and restricted stock unit conversions	887	9	(9)	—	—	—	—
Exercise of stock options	115	2	1,656	—	—	—	1,658
Stock-based compensation	—	—	11,282	—	—	—	11,282
Withholding for taxes on RSU conversions	—	—	(2,323)	—	—	—	(2,323)
Purchase of treasury stock	—	—	—	—	—	(50,158)	(50,158)
Balance at December 31, 2017	37,551	376	150,229	(16,390)	(13,527)	(51,526)	69,162
Comprehensive income (loss) attributable to controlling interests	—	—	—	248,791	(11,843)	—	236,948
AOCI recognized in discontinued operations	—	—	—	—	25,397	—	25,397
Issuance of stock from treasury for acquisition		—	9,229	—	—	25,366	34,595
Issuance of stock from restricted stock and restricted stock unit conversions	443	5	(5)	—	—	—	—
Exercise of stock options	7	—	134	—	—	—	134
Stock-based compensation	—	—	11,118	—	—	—	11,118
Withholding for taxes on RSU conversions	—	—	(4,042)	—	—	—	(4,042)
Forfeited restricted stock	(450)	(5)	5	—	—	—	—
Balance at December 30, 2018	37,551	$376	$166,668	$232,401	$27	$(26,160)	$373,312

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUNE PUBLISHING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year ended
	December 30, 2018	December 31, 2017	December 25, 2016
Operating Activities
Net income (loss)	$(39,863)	$(29,813)	$(35,363)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,262	47,306	51,363
Impairment	1,872	—	—
Stock-based compensation expense	10,453	9,255	7,573
Excess tax expense realized from exercise of stock-based awards	—	—	(653)
Premium on stock buyback	—	6,031	—
Loss on extinguishment of debt	7,666	—	—
Loss on equity investments, net	1,868	2,725	1,487
Deferred income taxes	(390)	15,544	11,548
Non-current deferred revenue	(1,961)	693	(1,296)
Pension contribution	(3,918)	(1,040)	—
Postretirement benefit expense	(10,932)	(4,622)	(935)
Changes in working capital items, excluding acquisitions:
Accounts receivable, net	(6,259)	22,343	26,960
Prepaid expenses, inventories and other assets	24,704	(4,623)	10,356
Accounts payable, employee compensation and benefits, deferred revenue and current liabilities	11,219	(33,462)	(66,946)
Other, net	3,232	9,417	(3,493)
Net cash provided by operating activities	50,953	39,754	601
Investing Activities
Capital expenditures, including software additions	(53,168)	(23,450)	(10,737)
Acquisitions, net of cash acquired	(70,867)	2,556	(4,429)
Other, net	(4,175)	(2,281)	(2,535)
Net cash used for investing activities	$(128,210)	$(23,175)	$(17,701)
Financing Activities
Repayment of long-term debt	$(353,253)	$(26,362)	$(21,090)
Proceeds from issuance of common stock	—	—	113,318
Purchase of treasury stock	—	(56,189)	—
Withholding for taxes on RSU vesting	(4,042)	(2,324)	(820)
Dividends paid to noncontrolling interest	(2,000)	—	—
Repayments of capital lease obligations	(259)	(286)	(411)
Proceeds from exercise of stock options	134	1,658	205
Dividends paid to common stockholders	—	(150)	(4,868)
Net cash provided by (used for) financing activities	(359,420)	(83,653)	86,334
Increase (decrease) in cash attributable to continuing operations	$(436,677)	$(67,074)	$69,234

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUNE PUBLISHING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year ended
	December 30, 2018	December 31, 2017	December 25, 2016
Cash Flows From Discontinued Operations
Cash flows provided by (used for) operating activities of discontinued operations, net	$(85,490)	$49,441	$85,383
Cash flows provided by (used for) investing activities of discontinued operations, net	478,640	7,393	(13,409)
Cash flows used for financing activities of discontinued operations, net	(317)	(545)	(400)
Increase in cash attributable to discontinued operations	392,833	56,289	71,574

Net increase (decrease) in cash	(43,844)	(10,785)	140,808
Cash, cash equivalents and restricted cash beginning of period	185,351	196,136	55,328
Cash, cash equivalents and restricted cash, end of period	$141,507	$185,351	$196,136

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—Tribune Publishing Company, formerly tronc, Inc., was formed as a Delaware corporation on November 21, 2013. Tribune Publishing Company together with its subsidiaries (collectively, the “Company,” or “Tribune”) is a media company rooted in award-winning journalism. Headquartered in Chicago, Tribune operates local media businesses in eight markets with titles including the Chicago Tribune, New York Daily News, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Virginia’s Daily Press and The Virginian-Pilot, The Morning Call of Lehigh Valley Pennsylvania, and Hartford Courant. Tribune also operates Tribune Content Agency and on February 6, 2018, the Company became a majority owner of BestReviews LLC (“BestReviews”). On May 28, 2018, the Company acquired Virginian-Pilot Media Companies LLC, owner of The Virginian-Pilot, a daily newspaper based in Norfolk, Virginia, and associated businesses (“Virginian-Pilot”). See Note 6 to the Consolidated Financial Statements for further information on acquisitions.
On May 23, 2018, the Company completed the sale of substantially all of the assets of forsalebyowner.com and on June 18, 2018, the Company completed the sale of the Los Angeles Times, The San Diego Union-Tribune and various other titles of the Company’s California properties (“California Properties”). See Note 7 to the Consolidated Financial Statements for further information on dispositions and related discontinued operations.
In October 2018, the Company changed its corporate name from tronc, Inc. to Tribune Publishing Company. The common stock of the Company began trading the morning of October 10, 2018 on Nasdaq under the ticker symbol “TPCO.”
Tribune’s continuing legacy of brands, including The Virginian-Pilot, have earned a combined 60 Pulitzer Prizes and are committed to informing, inspiring and engaging local communities. Tribune’s brands create and distribute content across its media portfolio, offering integrated marketing, media, and business services to consumers and advertisers, including digital solutions and advertising opportunities.
Basis of Presentation—The accompanying Consolidated Financial Statements and notes of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates. All intercompany accounts within Tribune have been eliminated in consolidation.
Effective as of the sale dates, the operations of the California Properties and forsalebyowner.com qualify as discontinued operations. Accordingly, operations for all periods presented have been reflected as discontinued operations in the accompanying Consolidated Statements of Income and Consolidated Statements of Cash Flows. Additionally, assets and liabilities related to the divested properties are classified as such in all prior periods in the Consolidated Balance Sheets. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to continuing operations and exclude all discontinued operations including the California Properties and forsalebyowner.com.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year—The Company's fiscal year ends on the last Sunday in December. Fiscal year 2018 ended on December 30, 2018 and consisted of 52 weeks with 13 weeks in each quarter. Fiscal year 2017 ended on December 31, 2017 and consisted of 53 weeks with 13 weeks in each of the first three quarters and 14 weeks in the fourth quarter. Fiscal year 2016 ended on December 25, 2016 and consisted of 52 weeks with 13 weeks in each quarter.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Presentation—The Company assesses its operating segments in accordance with ASC Topic 280, “Segment Reporting.” Subsequent to the Company’s name change in October 2018, Tribune renamed its existing segments to M and X. The Company is managed by its chief operating decision maker, as defined by ASC Topic 280, in two reportable segments, M and X. Segment M is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. Segment X includes the Company’s digital revenues and related digital expenses from local Tribune websites, third party websites, mobile applications, digital only subscriptions, BestReviews and Tribune Content Agency (“TCA”). See Note 20 for additional segment information.
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
Revenue Recognition—Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. Revenues are recognized as performance obligations are satisfied either at a point in time, such as when an advertisement is published, or over time, such as for content licensing. See Note 3 for additional information related to revenue recognition.
Cash—Cash is stated at cost, which approximates market value. Cash includes cash equivalents which are investments with original maturities of three months or less at the time of purchase.
Restricted Cash—Restricted cash is stated at cost, which approximates market value. The Company has cash held in a specified cash collateral account to secure letters of credit relating to workers compensation self-insurance. Restricted cash balances are included within cash and cash equivalents for purposes of the statements of cash flows.
Accounts Receivable and Allowance for Doubtful Accounts—Tribune’s accounts receivable are primarily due from advertisers and circulation-related accounts. Payment terms vary by revenue stream including prepayment for classified advertising and home delivery circulation, and 30-60 day terms for advertising, whereby credit is evaluated in advance. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required. The Company maintains an allowance for uncollectible accounts, rebates and volume discounts. The allowance for uncollectible accounts is determined based on historical write-off experience and any known specific collectability exposures. As customer balances are determined to be uncollectible, the balances are written off against the allowance for doubtful accounts.
A summary of the activity with respect to the accounts receivable allowances is as follows (in thousands):

Accounts receivable allowance balance at December 27, 2015	$10,143
2016 additions	24,369
2016 deductions	(24,666)
Accounts receivable allowance balance at December 25, 2016	9,846
2017 additions	27,291
2017 deductions	(28,149)
Accounts receivable allowance balance at December 31, 2017	8,988
2018 additions	24,564
2018 deductions	(22,094)
Accounts receivable allowance balance at December 30, 2018	$11,458

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trade Transactions—Tribune, in the ordinary course of business, enters into trade transactions whereby advertising in a Tribune publication is exchanged for products or services or advertising, including advertising at an event/venue. Trade transactions are generally reported at the estimated fair value of the product or services received. Revenues are recorded when the advertisement runs in a Tribune publication and expenses are generally recorded when the products or services are utilized or the advertisement runs.
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
For the years ended December 30, 2018, December 31, 2017 and December 25, 2016, total depreciation expense was $46.4 million, $42.7 million, and $43.8 million, respectively.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets are summarized in Note 9. Tribune reviews goodwill and other indefinite-lived intangible assets, which include only newspaper mastheads, for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles–Goodwill and Other.” Under ASC Topic 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values. Impairment would occur when the carrying amount of the goodwill or mastheads is greater than its fair value. The Company has determined that the reporting units at which goodwill will be evaluated are the eight newspaper media groups, TCA, BestReviews and the aggregate of its other digital businesses.
The Company evaluates goodwill and indefinite-lived intangibles for impairment annually as of the first day of the fiscal fourth quarter, or when an indicator of impairment exists. For the 2018 annual impairment test, the Company did a full quantitative analysis of both goodwill and mastheads. For both goodwill and mastheads, the calculated fair value exceeded the carrying value, except as noted below. For goodwill, the calculated fair value was determined using the income approach. Estimates of fair value include Level 3 inputs as they are subjective in nature, involve uncertainties and matters of significant judgment and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time (for the 2018 impairment test, the perpetuity growth (decline) rates used ranged from (6.1%) to 3.3%), forecasted revenue growth rates (for the 2018 impairment test, forecasted revenue growth (decline) ranged from (19.1%) to 55.9%), projected operating cash flow margins, estimated tax rates, depreciation expense, capital expenditures, required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (for 2018, the weighted average cost of capital used was 10.0% for print and 12.0% to 13.5% for digital properties). For goodwill as of the measurement date, the calculated fair value exceeded the carrying value for all reporting units except the Sun Sentinel Media Group. In one of the Company’s reporting units with aggregate goodwill of $87.1 million, the estimated fair value exceeds the carrying value by approximately 10%. For the Sun Sentinel Media Group, the carrying value exceeded the fair value and the Company recorded a non-cash impairment charge of $1.9 million reflecting the reduction in fair value. The impairment charges resulted primarily from a decline in the fair value due to lower projected cash flows versus historical estimates.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For mastheads, the calculated fair value includes Level 3 inputs and was determined using the royalty savings method. The key assumptions used in the fair value estimates under the royalty savings method are revenue and market growth, royalty rates for newspaper mastheads (for 2018, the royalty rate used ranged from 1.0% to 7.3%), estimated tax rates, an appropriate risk-adjusted weighted-average cost of capital (for 2018, the weighted average cost of capital used was 10.0% for print and 12.0% to 13.5% for digital properties). These assumptions reflect Tribune’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of Tribune’s control. For mastheads as of the measurement date, the calculated fair value exceeded the carrying value by more than 30.0% in all instances.
Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in non-cash impairment charges in the future under ASC Topic 350.
Impairment Review of Long-Lived Assets—In accordance with ASC Topic 360, “Property, Plant and Equipment,” Tribune evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may be impaired. The carrying value of a long-lived asset or asset group may be impaired when the projected future undiscounted cash flows to be generated from the asset or asset group over its remaining depreciable life are less than its current carrying value. The Company measures impairment based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset or asset group. The fair value is determined primarily by using the projected future cash flows discounted at a rate commensurate with the risk involved as well as market valuations. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair values are reduced for an estimate of the cost to dispose or abandon. There were no impairments recorded in any of the periods presented.
Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate future undiscounted cash flows could result in non-cash impairment charges in the future under ASC Topic 360.
Fair Value Measurements—The Company measures and records in its consolidated financial statements certain assets and liabilities at fair value. ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and Tribune’s own assumptions (unobservable inputs). This hierarchy consists of the following three levels:

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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
Investments—Investments in unconsolidated affiliates over which Tribune exercises significant influence, but does not control, are accounted for by the equity method. Under this method, an investment account for each unconsolidated affiliate is increased by contributions made and by Tribune’s share of net income of the unconsolidated affiliate, and decreased by the share of net losses of and distributions from the unconsolidated affiliate.
Leases—Operating lease rentals are expensed on a straight-line basis over the life of the lease. The lease term is determined at lease inception by excluding renewal options that are not reasonably assured. The lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense.
Pension Plans—The Company is the sponsor of the pension plan for the New York Daily News (the “NYDN Pension Plan”). The Company follows accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits” for single employer defined benefit plans. Plan assets and the projected benefit obligation are measured each December 31, and the Company records as an asset or liability the net funded or underfunded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to other comprehensive income (loss) and are amortized to net periodic pension expense over the weighted average remaining life of plan participants. Net periodic pension expense is recognized each period by accruing interest expense on the projected benefit obligation and accruing a return on assets associated with the plan assets. In measuring the funded status of the plans, the Company has elected to measure the single employer defined benefit plan assets and obligations as of the end of the month closest to the Company’s fiscal year-end. See Note 14 for further information on the Company’s pension plans.
The projected benefit obligation of the pension plan is estimated using a theoretical zero-coupon spot curve representing the yields on high-quality corporate bonds with maturities that correlate to the timing of benefit payments to the plan’s participants. Future benefit payments are discounted to their present value at the appropriate yield curve rate to determine the projected benefit obligation outstanding at each year end. Interest expense included in net periodic pension expense was established at the beginning of the fiscal year. The long-term rate of return on the plan’s assets is based upon the investments strategies determined by the Company, less administrative expenses. Investment strategies for the plan’s assets are based upon factors such as the remaining useful life expectancy of participants and market risks.
Other Postretirement Benefits—Tribune provides certain health care and life insurance benefits for retired Tribune employees through postretirement benefit plans. The plans are frozen to new participants. The expected cost of providing these benefits is accrued over the years that the employees render services. It is the Company’s policy to fund postretirement benefits as claims are incurred. In measuring the funded status of the plan, the Company has elected to measure the single employer defined benefit plan assets and obligations as of the end of the month closest to the Company’s fiscal year-end.
The Company recognizes the overfunded or underfunded status of its postretirement benefit plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which changes occur through comprehensive income. The amounts included within these consolidated financial statements were actuarially determined based on amounts allocable to eligible Tribune employees.
Contributions made to union-sponsored plans are based upon collective bargaining agreements. See Note 14 for further information.
Self-Insurance—The Company self-insures for certain employee medical and disability income benefits, and insures with a high deductible for workers’ compensation, automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The Company carries insurance coverage to limit exposure for self-insured workers’ compensation costs and automobile and general liability claims. The Company’s deductibles for the insured coverages are generally $1.0 million per occurrence, depending on the applicable policy period. The recorded liabilities for self-insured risks at December 30, 2018 and December 31, 2017 totaled $41.7 million and $45.7 million, respectively.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Revenue—Deferred revenue arises in the normal course of business from advance subscription payments for newspapers, digital subscriptions and other publications, and interactive advertising sales. Deferred revenue is recognized in the period it is earned.
Stock-Based Compensation—Stock-based compensation cost is measured at the grant date of the awards based on the estimated fair value of the awards. The stock-based compensation expense is recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service. Forfeitures are credited to stock-based compensation expense when incurred.
Income Taxes—Provisions for federal and state income taxes are calculated on reported pretax earnings based on current tax laws and also include, in the current period, the cumulative effect of any changes in tax rates, due to changes in tax laws, from those used previously in determining deferred income tax assets and liabilities. Taxable income reported to the taxing jurisdictions in which Tribune operates often differs from pretax earnings because some items of income and expense are recognized in different time periods for income tax purposes. The Company provides deferred taxes calculated on these temporary differences. Taxable income also may differ from pretax earnings due to statutory provisions under which specific revenues are exempt from taxation and specific expenses are not allowable as deductions.
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
New Accounting Standards—In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software; Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The ASU can be applied either retrospectively or prospectively. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The Company adopted this standard effective the beginning of fiscal 2019 and will apply the provisions of the standard prospectively..
In February 2018, the FASB issued ASU 2018-02, Topic 220, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU amends ASC 220, Income Statement — Reporting Comprehensive Income, to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company believes the adoption of this standard will have no material affect on the Company’s consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Topic 715, Compensation - Retirement Benefits; Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires the disaggregation of the service cost component from other components of net periodic benefit cost, clarifies how to present the service cost component and other components of net benefit costs in the financial statements and allows only the service cost component of net benefit costs to be eligible for capitalization. The Company adopted the standard on January 1, 2018 and has applied the standard on a retrospective basis. Accordingly, prior period amounts have been adjusted. Adoption of the standard had no effect on the Company’s overall results of operations. The disclosures required by the standard can be found in Note 14.
In January 2017, the FASB issued ASU 2017-04, Topic 350, Intangibles-Goodwill and Other; Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test thereby standardizing the impairment assessment to measure a reporting unit’s carrying value against its fair value and eliminate the calculation of an implied fair value of goodwill. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this standard effective October 1, 2018.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2017, the FASB issued ASU 2017-01, Topic 805, Clarifying the Definition of a Business, which establishes criteria to determine when an integrated set of assets and activities is not a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017 and should be applied prospectively. The Company adopted the standard effective January 1, 2018 and has applied the standard to acquisitions or dispositions after that date.
In November 2016, the FASB issued ASU 2016-18, Topic 230, Statement of Cash Flows, which clarifies how companies present and classify restricted cash in the statement of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. The guidance is required to be applied on a retrospective basis. The Company adopted the standard effective January 1, 2018. The adoption had no retrospective effect on the Company’s consolidated financial statements as the Company had no restricted cash during 2017 or the first quarter of 2018. However, beginning in the second quarter of 2018, the Company has restricted cash and such restricted cash balances are included within cash and cash equivalents for the purposes of the statements of cash flows. See Note 21 for a reconciliation between cash balances presented on the balance sheets with the amounts presented in the statements of cash flows.
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
In June 2016, the FASB issued ASU 2016-13, Topic 326, Financial Instruments – Credit Losses. ASU 2016-13 changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured as amortized cost. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company expects to adopt the standard effective January 1, 2020. The Company is currently reviewing the requirements of the standard.
In February 2016, the FASB issued ASU 2016-02, Topic 842, Leases, which requires lessees to recognize lease assets and lease liabilities for operating leases. The Company will adopt this standard effective December 31, 2018 utilizing the modified retrospective transition method whereby the Company will initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the first quarter of 2019. The Company expects to elect the practical expedients which allow the Company to forgo reassessing whether existing contracts are or contain leases, forgo reassessing the classification of existing leases and forgo reassessing initial direct costs of existing leases at the initial application date. Additionally, the Company did not consider any leases with original lease terms less than one year.
During 2018, in preparation for the adoption of the new standard, the Company reviewed existing leases and all contracts where a lease might be embedded within the contract. The Company has substantially completed our analysis of the new guidance and expects to recognize upon adoption lease liabilities ranging from $145 million to $155 million and right-of-use assets ranging from $110 million to $120 million. The right-of-use assets have been adjusted for lease incentives and impairments as of the date of adoption as required by the standard. The Company does not expect the adoption of the new standard to have a material impact on its consolidated statements of operations or cash flows.
In May 2014, the FASB issued ASU 2014-09, Topic 606, Revenue from Contracts with Customers and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. The new standard supersedes a majority of existing revenue recognition guidance under U.S. GAAP and requires a company to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results of operations for periods after January 1, 2018 reflect the changes under ASU 2014-09. Results of operations for periods before January 1, 2018, continue to be reported under guidance in effect at that time. The adoption did not have a material effect on the Company’s consolidated financial statements. See Note 3 for disclosures as a result of the adoption.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3: REVENUE RECOGNITION
Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. Revenues are recognized as performance obligations are satisfied either at a point in time, such as when an advertisement is published, or over time, such as for content licensing.
Advertising revenue
Print advertising revenue is typically in the form of print display appearing in Tribune newspapers and other owned publications and preprinted advertising inserted into Tribune newspapers. Digital advertising consists of website display, banner ads, advertising widgets, coupon ads, video, search advertising and linear ads placed by customers on Tribune or other third-party websites. Customers submit ads to appear either in the print newspapers or on websites. Advertising revenue is recognized when the Company satisfies the performance obligation by transferring the promised goods or services to the customer in an amount that reflects the consideration the Company is entitled to receive. For print advertising, classified and preprint advertising, this transfer, which occurs at a point in time, occurs when the advertising appears in the newspaper.
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
Circulation revenue
Circulation revenue results from the sale of print editions of newspapers to individual subscribers and to sales outlets that re-sell the newspapers. For individual subscribers, revenue is recognized at a point in time when the newspapers are delivered to the subscribers. For sales outlets, revenue is recognized at a point in time when the newspapers are delivered to the sales outlets or to an intermediary that has purchased the newspapers to resell to the sales outlets.
Other revenue
Other revenues are derived from commercial printing and delivery services provided to other newspapers, direct mail advertising and services, syndication and licensing revenue, ecommerce lead generation revenue and digital-only subscriptions.
Digital circulation revenue results from the provision of online content to subscribers. Tribune recognizes revenue daily, per the contract term, as the customer receives access to digital content.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For direct mail advertising and services, the Company enters into an arrangement with customers to design, print and distribute advertising materials. Revenue is recognized when the items are delivered to the postage courier.
For licensing and syndication revenue, the Company enters into a sales-based royalty arrangement with the customer to provide a license to Tribune content. The Company receives a periodic royalty payment based on usage of the content or derived sales of the content. Revenue is recognized based on royalties earned.
For ecommerce referral fee revenue, the Company drives customers to ecommerce sites such as Amazon.com and Walmart.com. Once the customer executes sales on these sites, the Company receives a percentage of the sales. Revenue is recognized when the customers executes sales, net of a reserve for returned items.
The Company’s revenues disaggregated by type of revenue and segment are presented in Note 20.
The Company receives a significant portion of the payments from its subscribers in advance of the delivery of the content both either in print or digitally. These up-front payments and fees are recorded as deferred revenue upon receipt and generally require deferral of revenue recognition to a future period until the Company performs its obligations under the subscription agreement. The deferred revenue is recognized as revenue as the content is delivered. The deferred revenue is considered a contract liability under ASC 606. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. Therefore, the Company has no contract assets as defined under ASC 606. The balance as of December 31, 2017 and the revenue recognized during the year ended December 30, 2018 exclude amounts related to discontinued operations.
The following table presents changes to the Company’s contract liabilities during the year ended December 30, 2018 (in thousands):

Balance at December 31, 2017	$55,132
2018 Additions	46,300
2018 deductions	(47,462)
Balance at December 30, 2018	$53,970
The Company expenses sales commissions when incurred because the amortization period would generally have been one year or less. These costs are recorded within cost of sales. Additionally, the Company does not disclose the value of unsatisfied performance obligations because the vast majority of contracts have original expected lengths of one year or less and payment terms are generally short-term in nature unless a customer is in bankruptcy.
NOTE 4: CHANGES IN OPERATIONS
Employee Reductions
During the year ended December 30, 2018, the Company implemented reductions in staffing levels in its operations of 840 positions for which the Company recorded pretax charges related to these reductions totaling $45.8 million. These reductions include 190 positions identified in the fourth quarter of 2018 related to a voluntary severance incentive plan; 178 positions identified during the third quarter of 2018, of which approximately 50% were at the New York Daily News; 70 positions identified in the fourth quarter of 2018 related to the New York Daily News truck drivers’ union and 38 positions identified in the fourth quarter of 2018 related to the Chicago Tribune truck drivers’ union.
In the fourth quarter of 2018, the Company offered a Voluntary Severance Incentive Plan (“VSIP”) which provides enhanced separation benefits to eligible employees with more than 10 years of service. The Company plans to fund the VSIP ratably over the payout period through salary continuation that started in the fourth quarter of 2018 and continues through the fourth quarter 2019.
In the fourth quarter of 2018 the truck drivers’ union of the New York Daily News ratified a new collective bargaining agreement with the Company that extended the existing agreement from 2021 to 2024 and relinquished to NYDN the right of delivery of the remaining 60 single copy routes in New York City. The agreement allows for the separation of a total of 80 drivers.  The remaining 10 drivers’ separations will occur later in the term of the contract.  In addition, the

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company received other rights and reductions, including reduced dock manning, a move to bi-weekly payroll and a move to Company-provided medical benefits.  The Company expects to achieve savings derived from driver salaries, overtime, collection pay, medical contributions to the union welfare plan, worker’s compensation, fleet expenses, insurance and other expenses, net of the third-party cost of single copy newspaper delivery. The severance payments were in the form of lump sum payments and were paid in the first quarter of 2019.
In the fourth quarter of 2018, the truck drivers’ union of the Chicago Tribune ratified a new collective bargaining agreement with the Company that extended the existing agreement to 2021 and allows the Company to reduce the number of union positions. The Company expects to achieve savings derived from driver salaries, overtime, collection pay, worker’s compensation, fleet expenses, insurance and other expenses, net of the third-party cost of single copy newspaper delivery. The Company plans to fund the severance over the payout period through salary continuation that started in the first quarter of 2019 and continues through the fourth quarter 2019.
During the year ended December 31, 2017, the Company implemented reductions in staffing levels in its operations of 484 positions for which the Company recorded pretax charges related to these reductions totaling $18.0 million. These reductions include 112 positions related to the outsourcing to a third party of the printing, packaging and delivery of the Orlando Sentinel. The related salary continuation payments began in the third quarter of 2017 and continued through the third quarter of 2018. Additionally these reductions include 86 positions identified at the New York Daily News. The related salary continuation payments began in the fourth quarter of 2017 and continued through the third quarter of 2018.
A summary of the activity with respect to Tribune’s severance accrual for the years ended December 30, 2018 and December 31, 2017 is as follows (in thousands):

Balance at December 25, 2016	$11,300
2017 Provision	18,010
2017 Payments	(17,880)
Balance at December 31, 2017	11,430
2018 Provision	45,764
2018 Payments	(28,349)
Balance at December 30, 2018	$28,845
Charges for severance and related expenses are included in compensation expense in the accompanying Consolidated Statements of Income.
Lease Abandonment
In the second quarter of 2017, the Company permanently vacated approximately 33,629 sq. ft. of office space in the Chicago area and 30,000 sq. ft. of office space in South Florida and took a charge of $1.4 million and $0.6 million, respectively, related to the abandonments.
A summary of the activity with respect to the Company’s lease abandonment accrual for the years ended December 30, 2018 and December 31, 2017 is as follows (in thousands):

Balance at December 25, 2016	$5,034
Provision	2,121
Payments and other	(4,028)
Balance at December 31, 2017	3,127
Provision	86
Payments and other	(2,225)
Balance at December 30, 2018	$988
These charges are included in other operating expenses in the accompanying Consolidated Statements of Income.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Charges
Additionally, as a result of the printing, packaging and delivery outsourcing in Orlando discussed above, certain assets required to print and package the Orlando Sentinel will no longer be used as of the transition to the third-party outsource provider. The first piece of equipment was idled June 12, 2017. As a result, the Company recognized $1.9 million in accelerated depreciation in the second quarter of 2017. These charges are included in depreciation and amortization expenses in the accompanying Consolidated Statements of Income.
NOTE 5: RELATED PARTY TRANSACTIONS
Transition Services Agreement with NantMedia Holdings, LLC
In connection with the closing of the sale of the California Properties, the Company entered into a transition services agreement (“TSA”) with NantMedia Holdings, LLC (“NantMedia”), providing for up to twelve months of transition services between the parties at negotiated rates approximating cost. Either party may discontinue all or a portion of the services being provided to such party by providing 60 days advance notice. On January 17, 2019, the Company and NantMedia amended the TSA (“Amended TSA”). The Amended TSA extended the term of the contract to June 30, 2020, settled the working capital adjustment from the sale of the California Properties and provided an indemnity related to certain receivables. See Note 7 for additional information on the sale of the California Properties.
During the year ended December 30, 2018, the Company paid certain costs on behalf of NantMedia due to shared contracts and processes. Such costs include newsprint, rent, payroll, benefits, and other operating activities. The TSA provides for reimbursement to the Company for such charges until the contracts and processes can be separated. Additionally, the Company received certain customer payments related to comingled revenue billings and receipts that include the California Properties. These relevant amount of such payments are reimbursed to NantMedia. A summary of the activity with respect to the TSA for the year ended December 30, 2018 is as follows (in thousands):

Accounts receivable from NantMedia beginning balance as of December 31, 2017	$—
Revenue for TSA services	17,174
Reimbursable costs	66,183
Amounts received for TSA services	(13,390)
Amounts received for reimbursable costs	(49,918)
Amounts paid under comingled revenue billings and receipts	9,351
Amounts collected under comingled revenue billings and receipts	(11,491)
Accounts receivable from NantMedia balance as of December 30, 2018(1)	$17,909
(1) The accounts receivable from NantMedia balance consists of $12.4 million of charges which have been billed and $5.5 million of charges which had not been billed as of December 30, 2018.
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
In addition, the Consulting Agreement amended certain terms of the Securities Purchase Agreement (“Merrick Purchase Agreement”), dated February 3, 2016 by and among the Company, Merrick Media and Mr. Ferro to provide for:

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On March 18, 2018, Mr. Ferro retired from the Company’s Board of Directors. As Mr. Ferro was no longer actively engaged in the business and the Company remained contractually committed for the future payments due under the Consulting Agreement, the Company recognized expense for the full $15.0 million due under the Consulting Agreement in outside services in the first quarter of 2018. In the second quarter of fiscal 2018, the Company amended the Consulting Agreement. The amendment reduced the total fees due under the Consulting Agreement by $2.5 million (from $15 million to $12.5 million) and allows the Company to engage Merrick Ventures as its adviser, if it so chooses, but at no additional cost to the Company. If so engaged, the Company would indemnify Merrick Ventures if the Company requests it to meet with third parties. In June 2018, the Company paid the remaining $7.5 million in fees due under the amended Consulting Agreement in connection with the execution of the amendment. The Company recognized a credit of $2.5 million for the reduction in fees due under the Consulting Agreement in outside services in the second quarter of 2018. The non-compete covenants and amended Merrick Purchase Agreement terms contained in the Consulting Agreement were not altered by the amendment and remain in place through December 31, 2020. See Note 18 for further information concerning the Merrick Purchase Agreement.
In the second quarter of 2018, the Company agreed to pay $0.3 million in legal fees incurred by Mr. Ferro while conducting the Company’s business. Such legal fees were paid directly to the legal firms.
Aircraft Dry Sublease
One of the Company’s subsidiaries, Tribune Publishing Company, LLC (“TPC”), entered into an Aircraft Dry Sublease Agreement, which became effective as of February 4, 2016, with Merrick Ventures. Under the agreement, TPC subleased on a non-exclusive basis, a Bombardier aircraft leased by Merrick Ventures, at a cost, including TPC’s proportionate share of the insurance premiums and maintenance expenses, of $8,500 per flight hour flown. TPC also was responsible for charges attributable to the operation of the aircraft by TPC during the lease term. The initial term of the sublease was one year, which term automatically renewed on an annual basis. Either party had the right to terminate the agreement upon 30 days written notice to the other. During the years ended December 31, 2017 and December 25, 2016, the Company incurred $3.0 million and $2.7 million, respectively, related to the aircraft sublease, of which $4.9 million has been paid to Merrick Ventures and $0.8 million to an outside party for pilot services. The Consulting Agreement described above terminated the Aircraft Dry Sublease as of December 31, 2017.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nucleus Marketing Solutions, LLC
In April 2016, Tribune, along with other leading media companies McClatchy, Gannett and Hearst, formed Nucleus Marketing Solutions, LLC (“Nucleus”). This network will connect national advertisers to audiences across existing and emerging digital platforms. Nucleus works with its marketing partners to address their goals by offering integrated services across all platforms. The Company owns 25% of Nucleus. The Company’s interest in Nucleus is recorded as an equity method investment. During the years ended December 31, 2017 and December 25, 2016, the Company recorded $7.1 million and $3.8 million, respectively, on a net basis for revenue related to the Nucleus agreement. The revenue recorded during the year ended December 30, 2018 was immaterial.
NOTE 6: ACQUISITIONS
2018 Acquisitions
Virginian-Pilot
On May 28, 2018, Tribune Publishing Company, LLC, a wholly-owned subsidiary of the Company, acquired Virginian-Pilot, the owner of The Virginian-Pilot daily newspaper based in Norfolk, Virginia, pursuant to a Securities Purchase Agreement, entered into on the same date (the “VP Purchase Agreement”), by and among the Company, Virginian-Pilot and Landmark Media Enterprises, LLC (“Seller”).
Upon the terms and subject to the conditions set forth in the VP Purchase Agreement, the Company acquired all of the issued and outstanding membership interests in Virginian-Pilot from Seller for a cash purchase price of $34 million, less a post-closing working capital adjustment of $0.1 million (the “VP Acquisition”). As part of the VP Acquisition, the Company also acquired Virginian-Pilot’s real estate portfolio (comprised of approximately 460,000 square feet), including its headquarters building in downtown Norfolk, its printing and distribution facilities in Virginia Beach and a number of satellite offices in Norfolk and North Carolina. The VP Purchase Agreement also contains representations, warranties, covenants, and indemnities of the parties thereto.
The allocation of the purchase price presented below is based upon management’s preliminary estimates. The Company has engaged a valuation firm to assist with the valuation of the assets acquired and liabilities assumed, including property, plant and equipment and intangible assets. The preliminary allocation of the purchase price is as follows (in thousands):

Consideration
Cash consideration for acquisition	$33,912
Total consideration	33,912

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Accounts receivable and other current assets	8,257
Property, plant and equipment	29,843
Mastheads	4,700
Intangible assets subject to amortization	1,300
Accounts payable and other current liabilities	(10,749)
Other long term obligations	(68)
Total identifiable assets (liabilities), net	33,283
Goodwill	629
Total net assets acquired	$33,912

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allocation of the purchase price is preliminary as of the filing of this report. The valuation of the intangible assets are not complete. The intangible assets currently being evaluated are mastheads, subscriber and advertiser relationships; however, the Company may identify additional intangible assets prior to finalizing the purchase price allocation. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including expected future cost and revenue synergies. The goodwill above is expected to be deductible for tax purposes pursuant to Internal Revenue Code Section 197. The Company has recorded immaterial measurement period adjustments.
The results of operations of Virginian-Pilot and related assets and liabilities have been included in the Consolidated Financial Statements beginning on the closing date of the acquisition and are are reported in the Company’s two operating segments consistent with the Company’s other media groups as discussed in Note 20. For the period from the acquisition date to December 30, 2018, reported revenues from Virginian-Pilot were approximately $36.9 million, and reported operating expenses were approximately $36.7 million.
BestReviews
Acquisition Agreement
On February 6, 2018, the Company acquired a 60% membership interest in BestReviews LLC (“BestReviews”), a company engaged in the business of testing, researching and reviewing consumer products, pursuant to an Acquisition Agreement, entered into on the same date (the “BestReviews Acquisition Agreement”), among the Company, BestReviews Inc., a Delaware corporation (“BR Parent”), BestReviews and the stockholders of BR Parent.
Upon the terms and subject to the conditions set forth in the BestReviews Acquisition Agreement, the Company acquired 60% of BR Parent’s membership interest in BestReviews for a total purchase price of $68.3 million, consisting of $33.7 million in cash, less a post-closing working capital adjustment from the seller of $0.6 million, and $34.6 million in common stock of the Company (the “BR Acquisition”). The Company issued 1,913,438 shares of common stock in connection with the closing (the “Stock Consideration”). The Stock Consideration is subject to lock-up provisions that prohibit certain transfers of the shares and standstill provisions based upon the following schedule: 25% of the Stock Consideration ceased to be subject to the lockup provisions on the 6-month anniversary of the closing date of the BR Acquisition, an additional 50% of the Stock Consideration ceased to be subject to the lock-up provisions on the 9-month anniversary of the closing date of the BR Acquisition and an additional 25% of the Stock Consideration will cease to be subject to the lock-up provisions on the 12-month anniversary of the closing date of the BR Acquisition. The BestReviews Acquisition Agreement also contains representations, warranties, covenants, and indemnities of the parties thereto.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The determination of the fair value of the assets acquired, including intangible assets and noncontrolling interest, and liabilities assumed has been completed and the final allocation of the purchase price is as follows (in thousands):

Consideration
Cash consideration for acquisition	$33,085
Fair value of noncontrolling interest	40,900
Value of shares issued for acquisition	34,595
Total consideration	108,580

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Accounts receivable and other current assets	9,945
Property, plant and equipment	36
Intangible assets	12,540
Accounts payable and other current liabilities	(993)
Total identifiable assets (liabilities), net	21,528
Goodwill	87,052
Total net assets acquired	$108,580
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
To determine the fair value of the noncontrolling interest, the Company applied a blended 7.5% discount to the calculated 40% interest in the fair value of BestReviews as a whole. The discount rate represents the lack of marketability resulting from the Company’s implicit right of first refusal related to the Call Option.
The results of operations and related assets and liabilities of BestReviews have been included in the Consolidated Financial Statements beginning on the closing date of the acquisition and are included in the results of the Company’s segment X. For the period from the date of acquisition to December 30, 2018, reported revenues from BestReviews were $25.0 million, and reported operating expenses were $22.9 million, respectively.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro Forma Results
The pro forma results relate to continuing operations and exclude all discontinued operations including the California Properties and forsalebyowner.com. The pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future. The following pro forma results of continuing operations have been prepared as if the Virginia-Pilot and BestReviews acquisitions occurred as of December 26, 2016 (amounts in thousands, except per share data):

	Year Ended
	December 30, 2018	December 31, 2017
Total operating revenues	$1,060,112	$1,114,996
Income (loss) from continuing operations	$(39,057)	$(22,202)
Loss from continuing operations per common share - Basic	$(1.11)	$(0.65)
Loss from continuing operations per common share - Diluted	$(1.11)	$(0.65)
2017 Acquisitions
New York Daily News
On September 3, 2017, the Company completed the acquisition of 100% of the partnership interests in Daily News, L. P. (“DNLP”), the owner of the New York Daily News in New York City, pursuant to the Partnership Interest Purchase Agreement dated September 3, 2017, for a cash purchase price of one dollar and assumption of various liabilities, subject to a post-closing working capital adjustment. During the second quarter of 2018, the Company finalized the working capital calculation which resulted in an immaterial adjustment. DNLP’s assets include, among others, (1) the assets associated with the New York Daily News brand (including mastheads, resources, technology and archives), (2) net working capital, (3) plant and equipment assets and (4) certain real property rights (as described below). DNLP’s liabilities that remain with the acquired entity include, among others, (1) an existing single employer defined benefit pension obligation that provides benefits to certain current and former employees of the New York Daily News, (2) certain multi-employer pension obligations, (3) workers’ compensation and automobile insurance liabilities and (4) various outstanding letters of credit.
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
Additionally, DNLP owns approximately four acres of real property contiguous to the New Jersey Lease property, currently used as parking facilities, that it was obligated to transfer ownership to the Real Estate Partnership either prior to or concurrent with exercise of the real property purchase option. In the fourth quarter of 2018, the Company completed the transfer of the four acres to the Real Estate Partnership.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the third quarter of 2018, the final determination of the fair value of assets acquired and liabilities assumed has been completed. The final assigned values are presented in the table below(in thousands):

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
The results of operations of DNLP and related assets and liabilities have been included in the Consolidated Financial Statements beginning on the closing date of the acquisition and are reported in the Company’s two operating segments consistent with the Company’s other media groups as discussed in Note 20. For the period from the date of acquisition to December 31, 2017, reported revenues from DNLP were approximately $40.2 million and reported operating expenses were approximately $47.8 million.
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

	Year ended
	December 31, 2017	December 25, 2016
Total operating revenues	$1,612,059	$1,751,155
Income from continuing operations	$52,186	$26,281
Loss from continuing operations per common share - Basic	$(0.27)	$(0.22)
Loss from continuing operations per common share - Diluted	$(0.27)	$(0.22)
2016 Acquisitions
Spanfeller Media
In December 2016, the Company completed acquisitions totaling $7.6 million, including Spanfeller Media, a digital platform which includes The Daily Meal and The Active Times, and other immaterial properties. The results of the acquisitions and the related transaction costs were not material to the Company’s Consolidated Financial Statements and are included in the Consolidated Statements of Income since their respective dates of acquisition.
NOTE 7: DISPOSITIONS AND DISCONTINUED OPERATIONS
California Properties
On February 7, 2018, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) by and between the Company and Nant Capital, LLC (“Nant Capital”) pursuant to which the Company agreed to sell the California Properties to Nant Capital for an aggregate purchase price of $500 million in cash; less an initial working capital adjustment of $12.6 million, plus the assumption of unfunded pension liabilities related to the San Diego Pension Plan, subject to a

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

customary post-closing working capital adjustment from the buyer in the amount of $2.1 million (the "Nant Transaction"). The Nant Transaction closed on June 18, 2018 and resulted in a pre-tax gain of $404.8 million. The operations of the California Properties were previously included in both the M and X segments.
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
Dr. Patrick Soon-Shiong, a former director of the Company, together with Nant Capital, beneficially own 8,743,619 shares of Tribune common stock, which represented 24.6% of the outstanding shares of Tribune common stock as of December 30, 2018.
Nant Capital, LLC
In connection with the private placement to Nant Capital described in Note 18, the Company entered into a term sheet with NantWorks, LLC pursuant to which the Company would receive access to certain patents as well as studio space, subject to definitive documentation and approval from Tribune Media Company. If the transactions contemplated by the term sheet were consummated, the Company would issue to NantStudio, LLC 333,333 shares of common stock and in exchange, would be entitled to retain the first $80 million in revenues derived from the licensed patents royalty free, after which the Company would pay to NantWorks a 6% royalty on subsequent revenues. With the completion of the Nant Transaction, the term sheet was terminated.
CIPS Marketing Group Inc.
The Company previously utilized the services of CIPS Marketing Group, Inc. (“CIPS”) for local marketing efforts such as distribution, door-to-door marketing and total market coverage. Prior to July 2017, the Company owned 50% of CIPS, which was recorded as an equity investment. In July 2017, the Company sold its interest in CIPS for approximately $7.3 million, resulting in a gain of $5.7 million which is recorded in Gain (Loss) on Equity Investments in the Consolidated Statement of Income, and entered into a long-term agreement with the buyer to utilize CIPS for certain distribution efforts. During the year ended December 31, 2017, the Company recorded $0.6 million in revenue and $4.2 million in other operating expenses related to such marketing services. During the year ended December 25, 2016, the Company recorded $1.0 million in revenue and $11.5 million in other operating expenses related to such marketing services. The CIPS revenue and marketing services expenses are included in discontinued operations.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings from discontinued operations through the respective transaction dates, included in the Consolidated Statements of Income, are comprised of the following (in thousands):

	Year ended
	December 30, 2018	December 31, 2017	December 25, 2016
Operating revenues	$211,522	$508,566	$543,016
Operating expenses:
Compensation	58,819	146,605	156,129
Newsprint and ink	14,357	35,099	41,378
Outside services	61,892	136,843	147,787
Other operating expenses	57,290	126,490	124,139
Depreciation and amortization	3,531	9,390	6,137
Total operating expenses	195,889	454,427	475,570
Income from operations	15,633	54,139	67,446
Gain (loss) on sale	404,783	—	—
Interest expense, net	(52)	(147)	(143)
Gain on equity investments, net	—	5,842	797
Other income, net	1,338	7	2,300
Income tax expense	(132,192)	(24,493)	(28,500)
Income from discontinued operations, net of tax	$289,510	$35,348	$41,900
Discontinued operations by segment are presented below (in thousands):

	Year ended
	December 30, 2018	December 31, 2017	December 25, 2016
Operating revenues
M	$185,822	$432,379	$465,643
X	25,638	76,001	77,175
Corporate and eliminations	62	186	198
	$211,522	$508,566	$543,016
Income from operations
M	$9,803	$31,743	$45,200
X	5,793	22,635	22,264
Corporate and eliminations	37	(239)	(18)
	$15,633	$54,139	$67,446
Depreciation and amortization
M	$3,427	$9,130	$6,027
X	104	260	110
Corporate and eliminations	$3,531	$9,390	$6,137

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the aggregate carrying amounts of assets and liabilities related to discontinued operations in the Consolidated Balance Sheets (in thousands):

	December 30, 2018	December 31, 2017
Carrying amount of assets related to discontinued operations:
Accounts receivable, (net of allowances of $7,388)	$—	$51,200
All other current assets	—	10,578
Property, plant and equipment, net	—	14,635
Goodwill	—	76,559
Intangibles	—	60,181
Deferred income taxes	—	28,787
All other long term assets	—	437
Total assets related to discontinued operations	$—	$242,377

Carrying amount of liabilities associated with discontinued operations:
Accounts payable and employee compensation and benefits	$—	$27,140
Income Tax Payable	6,249	—
Deferred revenue	—	26,362
Other current liabilities	—	2,487
Pensions and postretirement benefits payable	—	90,155
Insurance	—	12,271
All other long term liabilities	—	14,425
Total liabilities associated with discontinued operations	$6,249	$172,840
NOTE 8: INVENTORIES
Inventories at December 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	December 30, 2018	December 31, 2017
Newsprint	$9,273	$7,072
Supplies and other	314	340
Total inventories	$9,587	$7,412
Inventories are stated at the lower of cost or net realizable value determined using the first-in, first-out (“FIFO”) basis for all inventories.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets at December 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	December 30, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Subscribers (useful life of 2 to 10 years)	$7,312	$(4,730)	$2,582	$7,312	$(3,762)	$3,550
Advertiser relationships (useful life of 2 to 13 years)	27,648	(12,497)	15,151	26,348	(10,013)	16,335
Trade names (useful life of 20 years)	15,100	(3,343)	11,757	15,100	(2,583)	12,517
Other (useful life of 1 to 20 years)	17,744	(4,831)	12,913	5,379	(2,243)	3,136
Total other intangible assets subject to amortization	$67,804	$(25,401)	42,403	$54,139	$(18,601)	35,538

Software (useful life of 2 to 10 years)	136,005	(108,888)	27,117	129,795	(89,095)	40,700

Goodwill and other intangible assets not subject to amortization
Goodwill			132,146			45,348
Newspaper mastheads			34,826			29,458
Total goodwill and intangible assets			$236,492			$151,044
As disclosed in Note 2, Tribune reviews goodwill and other indefinite-lived intangible assets for impairment annually on the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles-Goodwill and Other.” In the year ended December 30, 2018, for the Sun Sentinel Media Group, the carrying value exceeded the fair value and the Company recorded a non-cash impairment charge of $1.9 million reflecting the reduction in fair value. The impairment charge resulted primarily from a decline in the fair value due to lower projected cash flows versus historical estimates.
The changes in the carrying amounts of goodwill during the years ended December 30, 2018 and December 31, 2017 were as follows (in thousands):

	M	X	Total
Balance at December 25, 2016	$29,454	$16,456	$45,910
Acquisitions	—	171	171
Other	(733)	—	(733)
Balance at December 31, 2017	28,721	16,627	45,348
Acquisitions	629	87,052	87,681
Impairment	(1,872)	—	(1,872)
Other	733	256	989
Balance at December 30, 2018	$28,211	$103,935	$132,146
See Note 6 for further information on the acquisitions and the additions related to goodwill.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amounts of intangible assets excluding goodwill during the years ended December 30, 2018 and December 31, 2017 were as follows (in thousands):

	Intangible assets subject to amortization	Other intangible assets not subject to amortization	Total
Balance at December 25, 2016	$40,271	$26,700	$66,971
Acquisitions	—	2,758	2,758
Dispositions	(78)	—	(78)
Amortization expense	(4,655)	—	(4,655)
Balance at December 31, 2017	$35,538	$29,458	$64,996
Acquisitions	13,840	5,368	19,208
Dispositions	(108)	—	(108)
Amortization expense	(6,867)	—	(6,867)
Balance at December 30, 2018	$42,403	$34,826	$77,229
The changes in the carrying amounts of software during the years ended December 30, 2018 and December 31, 2017 were as follows (in thousands):

Balance at December 25, 2016	$52,130
Purchases and capitalized development costs	14,830
Retirements	240
Amortization expense	(26,500)
Balance at December 31, 2017	40,700
Purchases and capitalized development costs	13,822
Retirements	227
Amortization expense	(27,632)
Balance at December 30, 2018	27,117
The estimated amortization expense relating to amortizable intangible assets and software for the next five years are approximately (in thousands):

Year Ended	Intangible assets subject to amortization	Software
2019	$7,262	$14,932
2020	7,213	7,068
2021	6,942	3,117
2022	5,045	709
2023	4,355	396
Total	$30,817	$26,222
NOTE 10: DEBT
On June 21, 2018, the Company used a portion of the proceeds received from the Nant Transaction to repay all the amounts outstanding under the Senior Term Facility and terminated the Senior ABL Facility.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Term Facility
On August 4, 2014, the Company entered into a credit agreement (as amended, amended and restated or supplemented) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (the “Senior Term Facility”). The Senior Term Facility originally provided for secured loans (the “Term Loans”) in an aggregate principal amount of $350.0 million, which were issued at a discount of $3.5 million. Subject to certain conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Senior Term Facility initially provided that it could be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by an amount up to (i) the greater of $100.0 million, and an amount as would not cause the net senior secured leverage ratio after giving effect to such incurrence to exceed 2:1, plus (ii) an amount equal to all voluntary prepayments of the term loans borrowed under the Senior Term Facility and refinancing debt in respect of such loans, subject to certain conditions. On May 21, 2015, the Company entered into a lender joinder agreement with Citicorp North America, Inc. and JPMorgan Chase Bank, N.A. to partially finance an acquisition. This joinder agreement expanded the borrowings under the Senior Term Facility by $70 million issued at a discount of $1.1 million. This borrowing had the same interest rate and had the same maturity date as the existing loans under the Senior Term Facility. The interest rates applicable to the Term Loans were based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) the greater of (x) an adjusted London inter-bank offered rate (adjusted for reserve requirements) and (y) 1.00%, plus a borrowing margin of 4.75%, or (ii) an alternate base rate, plus a borrowing margin of 3.75%.
Tribune was the borrower under the Senior Term Facility. Each of Tribune’s wholly-owned domestic subsidiaries, subject to certain exceptions (collectively, the “Subsidiary Guarantors”), guaranteed the payment obligations under the Senior Term Facility.
On June 21, 2018, the Company repaid the outstanding principal balance of $348.0 million under the Senior Term Facility and terminated the agreement. As a result of the early extinguishment of debt, the Company incurred a $7.7 million loss to expense the remaining balance of original issue discount and debt origination fees.
Senior ABL Facility
On August 4, 2014, Tribune and the Subsidiary Guarantors, in their capacities as borrowers thereunder, entered into a credit agreement with Bank of America, N.A., as administrative agent, collateral agent, swing line lender and letter of credit issuer and the lenders party thereto (the “Senior ABL Facility”). The Senior ABL Facility provided for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $140.0 million (subject to availability under a borrowing base). Extensions of credit under the Senior ABL Facility were limited by a borrowing base calculated periodically. Up to $75.0 million of availability under the Senior ABL Facility was available for letters of credit and up to $15.0 million of availability under the Senior ABL Facility was available for swing line loans.
Tribune and the Subsidiary Guarantors were the borrowers under the Senior ABL Facility and guaranteed the payment obligations under the Senior ABL Facility. The interest rates applicable to the loans under the Senior ABL Facility were based on either (i) an adjusted London inter-bank offered rate (adjusted for reserve requirements), plus a borrowing margin of 1.50% or (ii) an alternate base rate, plus a borrowing margin of 0.50%. Customary fees were payable in respect of the Senior ABL Facility, including commitment fees of 0.25% and letter of credit fees.
On June 21, 2018, the Company terminated the Senior ABL Facility. As a result of the Senior ABL Facility termination, the Company established restricted cash to collateralize outstanding letters of credit previously secured by the Senior ABL Facility. At December 30, 2018 the balance of such restricted cash was $43.9 million.
Letter of Credit Agreement
On August 4, 2014, Tribune and JPMorgan Chase Bank, N.A., as letter of credit issuer entered into a letter of credit agreement (the “Letter of Credit Agreement”). The Letter of Credit Agreement provided for the issuance of standby letters of credit of up to a maximum aggregate principal face of $30.0 million. Customary fees were payable in respect of the Letter of Credit Agreement. The Letter of Credit Agreement contained certain affirmative covenants, including financial and other reporting requirements. During the year ended December 25, 2016, the Company closed its outstanding letter of credit agreement and moved the letter of credit to Bank of America, N.A. under the Senior ABL facility.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Leases
The Company has capital leases on land and technology licenses. The total balance as of December 30, 2018 for capital leases was $7.2 million, of which $0.4 million is in short-term debt. The total balance as of
December 31, 2017 for capital leases was $7.5 million, of which $0.4 million is in short-term debt.
Future Commitments
The Company's long-term capital leases maturities are as follows (in thousands):

2019	$405
2020	100
2021	6,892
2022	—
2023	—
Thereafter	—
Total	$7,397
NOTE 11: COMMITMENTS
Leases
Our leased facilities are approximately 4.0 million square feet in the aggregate. The Company currently has leased newspaper production facilities in Connecticut, Florida, Illinois, Maryland, New Jersey, and Pennsylvania, however Tribune owns substantially all of the production equipment. For printing plants, the initial lease term is 10 years with two options to renew for additional 10 year terms. For distribution facilities, the initial lease term is 5 years, with options to renew either two or three additional 5 year terms. Our corporate headquarters are located at 160 N. Stetson Avenue, Chicago, Illinois. The lease is for approximately 137,000 square feet with a 10 year and 11 month term for one floor and a 12 year term for four floors, expiring in 2028 and 2030, respectively. The Company has rent escalations, rent holidays and leasehold improvement incentives which are included in deferred rent on the Consolidated Balance Sheet. Leases with specified escalation steps are expensed ratably over the life of the lease based on the total lease obligation. The amortization period of material leasehold improvements is 12 years. Lease expense under operating leases was was $32.8 million, $33.5 million and $40.2 million for the years ended December 30, 2018, December 31, 2017 and December 25, 2016, respectively.
Future minimum lease payments under noncancelable operating leases arrangements having initial terms of one year or more as of December 30, 2018 are as follows (in thousands):

2019	$33,006
2020	30,412
2021	26,817
2022	24,916
2023	15,933
Thereafter	42,867
Total	$173,951
NOTE 12: CONTINGENT LIABILITIES
Legal Proceedings
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business. The legal entities comprising the Company’s operations are defendants from time to time in actions for matters arising out of

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

their business operations. In addition, the legal entities comprising our operations are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies.
As part of the Company’s 2015 acquisition of The San Diego Union-Tribune, the seller provided the Company a full indemnity with respect to a consolidated class action lawsuit that asserts various claims on behalf of home delivery newspaper carriers alleged to have been misclassified as independent contractors. The Company has subsequently provided Nant Capital a full indemnity with respect to this matter as part of the Nant Transaction. The parties to the class action have agreed to a settlement which the court preliminarily approved in October 2018. The Company has recognized a liability and corresponding receivable from the seller of $11.5 million as of December 30, 2018.
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
Notices of appeal of the Bankruptcy Court's order confirming the Plan (the "Confirmation Order") were filed by (i) Aurelius Capital Management L.P. on behalf of its managed entities that were holders of Tribune Company's senior notes and Exchangeable Subordinated Debentures due 2029 ("PHONES"), (ii) Law Debenture Trust Company of New York (n/k/a Delaware Trust Company ("Delaware Trust Company")) and Deutsche Bank Trust Company Americas ("Deutsche Bank"), each successor trustees under the respective indentures for TCO's senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the "Zell Entity"). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to a series of transactions consummated by TCO, the TCO employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. Each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Delaware Trust Company and Deutsche Bank. On July 30, 2018, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming (i) the Bankruptcy Court’s judgment overruling Delaware Trust Company’s and Deutsche Bank’s objections to confirmation of the Plan and (ii) the Bankruptcy Court’s order confirming the Plan.  Delaware Trust Company and Deutsche Bank appealed the District Court’s order to the United States Court of Appeals for the Third Circuit (the “Third Circuit”) on August 27, 2018.  That appeal remains pending before the Third Circuit. There is no stay of the Confirmation Order in place pending resolution of the confirmation related appeals.
The Bankruptcy Court had entered final decrees collectively closing 106 of the Debtors’ Chapter 11 cases, including the last one of the Tribune Debtors’ cases. The remaining Chapter 11 cases relate to Debtors and successor legal entities that are subsidiaries of TCO. These cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against various of the Debtors (including the Tribune Debtors) in the Chapter 11 cases remain unresolved. The remaining Chapter 11 cases continue to be administered under the caption “In re: Tribune Media Company, et al.,” Case No 08-13141.
Reorganization Items, Net—Reorganization items, net, generally includes provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts and, pursuant to ASC Topic 852, “Reorganizations,” is reported separately in the Company’s Consolidated Statements of Income. Reorganization items, net may also include professional advisory fees and other costs directly associated with the Debtors’ Chapter 11 cases.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Specifically identifiable reorganization provisions, adjustments and other costs directly related to the Company have been included in the Consolidated Statements of Income for the year ended December 25, 2016. There were no reorganization costs for the years ended December 30, 2018 or December 31, 2017. These costs consisted of the following (in thousands):

Reorganization costs, net:
Contract rejections and claim settlements	$(75)
Trustee fees and other, net	(184)
Total reorganization items, net	$(259)
NOTE 13: INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but were not limited to, a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017. During the year ended December 31, 2017, the Company recorded $10.8 million as additional income tax expense, which was the Company’s provisional estimate of the impact of the Act. The Company has completed calculating the impact of the Act in 2018 and recorded an additional $0.2 million of expense in the third quarter of 2018, to bring the total expense to $11.0 million.
The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to income tax expense reported in the Consolidated Statements of Income (in thousands):

	Year ended
	December 30, 2018	December 31, 2017	December 25, 2016
Loss from continuing operations before income taxes	$(52,586)	$(22,625)	$(44,939)
Federal income taxes at the statutory tax rate	(11,043)	(7,919)	(15,729)
State and local income taxes, net of federal tax benefit	(2,948)	(693)	(2,175)
Impact of U.S. tax reform	213	10,815	—
Tax on stock buyback premium	—	2,111	—
Tax on stock-based equity exercised	(79)	1,308	414
Nondeductible meals and entertainment expenses	628	859	639
Research and development credits	(639)	—	—
Tax basis adjustment	—	—	7,063
Other, net	1,145	707	212
Income tax expense (benefit)	$(12,723)	$7,188	$(9,576)
Effective tax rate	24.2%	(31.8)%	21.3%
The effective tax rate on pretax loss was 24.2%, (31.8)% and 21.3% in the years ended December 30, 2018, December 31, 2017, and December 25, 2016, respectively. For 2018, the tax rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, non-deductible expenses and research and development credits. For 2017, the rate differs from the U.S. federal statutory rate of 35% primarily due to a $10.8 million adjustment to remeasure the Company’s deferred taxes to reflect the new tax law changes as described above, premium on stock buyback expense being a nondeductible permanent difference for the calculation of income taxes, state taxes, net of federal benefit, and nondeductible expenses. For 2016, the rate differs from the U.S. federal statutory rate of 35% primarily due to a $7.1 million charge to adjust the Company’s deferred taxes, as described below, state income taxes, net of federal benefit, and nondeductible expenses. In the case of a pretax loss, the unfavorable permanent differences, such as non-deductible meals and entertainment expense, have the effect of decreasing the tax benefit which, in turn, decreases the effective tax rate.
During September 2016, TCO reached a resolution with the Internal Revenue Service (“IRS”) regarding a pre-spin tax issue. In connection with the resolution and in conjunction with the tax rules applicable to emergence from bankruptcy,

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Components of income tax expense (benefit) were as follows (in thousands):

	Year ended
	December 30, 2018	December 31, 2017	December 25, 2016
Current:
U.S. federal	$(8,629)	$(14,532)	$(18,228)
State and local	(3,743)	(3,817)	(2,963)
Foreign	39	59	67
Sub-total	(12,333)	(18,290)	(21,124)
Deferred:
U.S. federal	(331)	23,090	10,354
State and local	(59)	2,388	1,194
Sub-total	(390)	25,478	11,548
Total income tax expense (benefit)	$(12,723)	$7,188	$(9,576)
Significant components of Tribune’s net deferred tax assets and liabilities were as follows (in thousands):

	December 30, 2018	December 31, 2017
Deferred tax assets:
Employee compensation and benefits	$18,244	$21,018
Pension	5,210	5,609
Other future deductible items	7,557	2,313
Accounts receivable	2,864	2,562
Net operating loss carryforwards	393	1,006
Research and development credits	639	—
Postretirement and postemployment benefits other than pensions	287	501
Investments	—	95
Total deferred tax assets	35,194	33,104
Deferred tax liabilities:
Net properties	24,241	26,731
Net intangibles	3,449	340
Tax basis in TCP, LLC	4,909	4,909
Investments	181	—
Total deferred tax liabilities	32,780	31,980
Net deferred tax assets	$2,414	$1,124

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 30, 2018, we have Internal Revenue Code §382 limited net operating loss carryforwards totaling approximately $1.4 million, which expire in 2033 if not used. We also have research tax credits of $0.6 million which expire between 2020 and 2022 if not utilized.
Accounting for Uncertain Tax Positions—Tribune accounts for uncertain tax positions in accordance with ASC Topic 740, “Income Taxes,” which addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC Topic 740, a company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. ASC Topic 740 requires the tax benefit recognized in the financial statements to be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company has no uncertain tax positions at December 30, 2018 and December 31, 2017.
NOTE 14: DEFINED BENEFIT PENSION PLANS AND OTHER POST RETIREMENT BENEFITS
Defined Benefit Plans—As part of the acquisition of the New York Daily News, the Company became the sponsor of the NYDN Pension Plan, a single-employer defined benefit plan. The NYDN Pension Plan provides benefits to certain current and former employees of the New York Daily News. The NYDN Pension Plan is frozen to any new participants and effective in March 2018 the accrual of new benefits to participants was frozen. The unfunded status of the NYDN Pension Plan was $25.4 million, as actuarially determined as of September 3, 2017, the closing date for the New York Daily News acquisition. Summarized information for the NYDN Pension Plan is provided below (in thousands):

	December 30, 2018	December 31, 2017
Change in benefit obligations:
Projected benefit obligations, beginning of year	$106,446	$—
Service cost	72	142
Interest cost	3,272	1,249
Business combination	—	109,581
Actuarial gain	(5,442)	(1,792)
Curtailment gain	—	(51)
Net loans/trust repayment	—	4
Benefits paid	(7,941)	(2,687)
Projected benefit obligations, end of year	96,407	106,446
Change in plans' assets:
Fair value of plan assets, beginning of year	85,032	—
Business combination	—	84,136
Return on plan assets	(3,832)	2,539
Employer contributions	3,918	1,040
Net loans/trust repayment	—	4
Benefits paid	(7,941)	(2,687)
Fair value of plans' assets, end of year	77,177	85,032
Underfunded status of the plans	$(19,230)	$(21,414)
The Company contributed $3.9 million to the NYDN Pension Plan during the year ending December 30, 2018 and expects to contribute $2.5 million during the year ending December 30, 2019.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts recognized in the Company’s Consolidated Balance Sheets for the NYDN Pension Plan as of December 30, 2018 and December 31, 2017 consist of (in thousands):

	December 30, 2018	December 31, 2017
Pension and postretirement benefits payable	$(19,230)	$(21,414)
Accumulated other comprehensive loss, net of tax	236	(1,965)
The components of net periodic benefit cost (credit) for the NYDN Pension Plan were as follows (in thousands):

	December 30, 2018	December 31, 2017	Affected Line Items in the Consolidated Statements of Income
Service cost	$72	$142	Compensation
Interest cost	3,272	1,249	Other non-operating income
Expected return on plan assets	(4,667)	(1,602)	Other non-operating income
Curtailment gain	—	(51)	Other non-operating income
Net periodic benefit cost (credit)	$(1,323)	$(262)
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
At December 30, 2018, the NYDN Pension Plan investments are in commingled funds which are recorded at fair value as determined by the sponsor of the respective funds primarily based upon closing market quotes of the underlying assets. The following table sets forth by level, within the fair value hierarchy, the NYDN Pension Plan’s assets at fair value as of December 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Global public equity	$19,399	$—	$—	$19,399
Fixed income	19,103	—	—	19,103
Group annuity contract	—	—	13	13
	$38,502	$—	$13
Investments valued at net asset value:
Cash and cash equivalents				817
Global public equity				19,896
Absolute return				8,474
Real assets				8,993
Pending trades and other receivables				482
Total assets at fair value				$77,177

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For the investments in the NYDN Pension Plan valued at net asset value, there are no unfunded commitments for the year ended December 30, 2018. See the table below for the redemption information:

	Redemption Frequency	Redemption Notice Period
Cash and cash equivalents	Daily	—
Global public equity	Monthly	16 days
Absolute return	Quarterly	90-95 days
Real assets	Quarterly	30-90 days
The NYDN Pension Plan-weighted average target allocation and actual allocations at December 30, 2018 by asset category are as follows:

		2018	2017
Asset category:	Target Allocation	Actual Allocation	Actual Allocation
Global public equity	52.0%	50.9%	52.3%
Absolute return	12.0%	11.0%	10.9%
Fixed income	23.5%	24.8%	18.8%
Real assets	10.0%	11.7%	10.9%
Cash	2.5%	1.1%	7.0%
Other	—%	0.5%	0.1%
	100.0%	100.0%	100.0%
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Assumptions—The weighted average assumptions used to determine the NYDN Pension Plan defined benefit obligations are as follows:

	December 30, 2018	December 31, 2017
Discount rate	4.1%	3.6%
Rate of compensation increase	—%	2.0%
The weighted average assumptions used to determine the NYDN Pension Plan net periodic benefit cost are as follows:

	December 30, 2018	December 31, 2017
Discount rate	3.6%	3.5%
Rate of return on assets	5.7%	5.8%
Rate of compensation increase	2.0%	2.0%
Expected Future Benefit Payments—Benefit payments expected to be paid under the NYDN Pension Plan are summarized below (in thousands):

2019	$8,079
2020	7,884
2021	7,678
2022	7,488
2023	7,280
2024-2027	33,129
Postretirement Benefits Other Than Pensions— The Company provides postretirement health care and life insurance benefits to Tribune employees under a number of plans. There is some variation in the provisions of these plans, including different provisions for lifetime maximums, prescription drug coverage and certain other benefits.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations and Funded Status—The funded status and the related service costs and comprehensive income has been actuarially determined based on eligible employees and is reflected in these Consolidated Financial Statements. Summarized information for the Company’s other postretirement plans is provided below (in thousands):

	December 30, 2018	December 31, 2017
Change in benefit obligations:
Projected benefit obligations, beginning of year	$1,731	$9,648
Service cost	13	11
Interest cost	37	189
Plan amendments	—	(5,838)
Actuarial gain	181	(681)
Benefits paid	(930)	(1,598)
Projected benefit obligations, end of year	1,032	1,731
Change in plans' assets:
Employer contributions	930	1,598
Benefits paid	(930)	(1,598)
Fair value of plans' assets, end of year	—	—
Underfunded status of the plans	$(1,032)	$(1,731)
During 2017, the Company made the decision to split the post-retirement medical plan into two separate plans, one for union employees and one for non-union employees. Additionally, the non-union medical plan was terminated as of December 31, 2018. The plan split and termination are reflected in the year-end valuation with $5.8 million of prior service cost credit recorded to AOCI. During the years ended December 30, 2018 and December 31, 2017, $4.1 million and $1.7 million, respectively, was amortized as a credit to net periodic benefit cost (credit) and recorded in other non-operating income in the Consolidated Statement of Income.
Amounts recognized in Tribune’s Consolidated Balance Sheets for other postretirement plans consisted of (in thousands):

	December 30, 2018	December 31, 2017
Liabilities:
Employee compensation and benefits	$(112)	$(881)
Pension and postretirement benefits payable	(920)	(850)
Total liabilities	$(1,032)	$(1,731)

Accumulated other comprehensive income:
Unrecognized prior service credit (cost), net of tax	$(344)	$7,950
Unrecognized net actuarial gains (losses), net of tax	45	1,970
Total accumulated other comprehensive income	$(299)	$9,920

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net periodic benefit cost (credit) for the Company’s other postretirement plans were as follows (in thousands):

	Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016	Affected Line Items in the Consolidated Statements of Income
Service cost	$13	$11	$6	Compensation
Interest cost	37	189	205	Other non-operating income
Amortization of gain	(2,621)	(553)	—	Other non-operating income
Amortization of prior service credits	(10,534)	(2,745)	(470)	Other non-operating income
Net periodic benefit cost (credit)	$(13,105)	$(3,098)	$(259)
Assumptions—The weighted average assumptions used to determine other postretirement benefit obligations are as follows:

	December 30, 2018	December 31, 2017
Discount rate	4.23%	2.47%
The weighted average assumptions used to determine net periodic benefit cost are as follows:

	December 30, 2018	December 31, 2017	December 25, 2016
Discount rate	2.47%	3.23%	3.23%
For purposes of measuring postretirement health care costs for the year ended December 30, 2018, Tribune assumed a 7.8% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to increase to 7.5% in 2019 and decrease gradually to 4.5% for 2029 and remain at that level thereafter. For purposes of measuring postretirement health care obligations at December 30, 2018, Tribune assumed a 7.8% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.5% for 2030 and remain at that level thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 30, 2018, a 1% change in assumed health care cost trend rates would have an immaterial effect on Tribune’s post retirement benefits service and interest cost and the following effect on Tribune’s projected benefit obligation (in thousands):

	1% Increase	1% Decrease
Projected benefit obligation	$48	$44

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected Future Benefit Payments—Benefit payments expected to be paid under other postretirement benefit plans are summarized below (in thousands):

2019	$114
2020	86
2021	69
2022	77
2023	84
2024-2026	472
Employees’ Defined Contribution Plan—The Company sponsors defined contribution plans that were established effective June 13, 2014. The defined contribution plans cover substantially all full-time employees of the Company. Participants may elect to contribute a portion of their pretax compensation as provided by the plans and Internal Revenue Service (“IRS”) regulations. The maximum pretax contribution an employee can make is 100% of his or her annual eligible compensation (less required withholdings and deductions) up to the statutory limit which was $18,500 for 2018. The Company matches contributions to its defined contribution plan at a rate of 100% of salary deferrals for the first 2% of compensation and 50% of salary deferrals that exceed 2% of compensation up to 6% of compensation for each participating employee. The Company’s contributions to its defined contribution plans totaled $8.1 million, $8.5 million and $9.0 million in the years ended December 30, 2018, December 31, 2017 and December 25, 2016, respectively.
Multiemployer Pension Plans—The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of the Company’s union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer withdraws from or otherwise ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Alternatively, if Tribune chooses to stop participating in one of its multiemployer plans, it may incur a withdrawal liability based on its actuarially determined share of the unfunded status of the plan.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s participation in these multiemployer pension plans at December 30, 2018, December 31, 2017 and December 25, 2016, is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) Zone Status available in 2018 and 2017 is for the plan’s year-end at December 31, 2017 and December 25, 2016, respectively. The PPA Zone Status is based on information that Tribune received from the plan and is certified by the plan’s actuary. Among other factors, plans in the Critical and Declining Zone are generally less than 65 percent funded and projected to become insolvent within 20 years; plans in the Critical Zone are generally less than 65 percent funded (but not projected to become insolvent within 20 years), plans in the Endangered Zone are less than 80 percent but greater than 65 percent funded, and plans in the Healthy Zone are at least 80 percent funded (as determined in accordance with the PPA). The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

(in thousands)	EIN/Pension Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Tribune Contributions			Surcharge Imposed	Expiration Dates of Collective Bargaining Agreements
Pension Fund		2018	2017		2018	2017	2016
GCIU—Employer Retirement Benefit Plan	91-6024903	Critical and declining	Critical and declining	Implemented	$637	$781	$858	Yes (1)	May 31, 2017 to April 30, 2018 (1)
Chicago Newspaper Publishers Drivers' Union Pension Plan	36-6019539	Critical and declining	Critical and declining	Implemented	3,568	3,607	3,244	No	June 14, 2021
Truck Drivers and Helpers Local No. 355 Pension Plan	52-6043608	Healthy	Healthy	Implemented	152	134	147	No	Dec. 31, 2017 to April 30, 2018 (2)
Newspaper and Mail Deliverers' - Publishers' Pension Fund	13-6122251	Healthy	Healthy	N/A	787	259	—	No	January 1, 2021
Pressmen's Publishers' Pension Fund	13-6121627	Healthy	Healthy	N/A	430	134	—	No	July 11, 2020
Paper Handlers' - Publishers' Pension Fund	13-6104795	Critical and declining	Critical and declining	Implemented	53	19	—	No	May, 11, 2016
IAM National Pension Fund, National Pension Plan	51-6031295	Healthy	Healthy	N/A	428	458	406	No	March 31, 2020
CWA/ITU Negotiated Pension Plan	13-6212879	Critical and declining	Critical and declining	Implemented	252	135	100	No	March 31, 2017 to July 31, 2017 (3)
Pension Hospitalization & Benefit Plan of the Electrical Industry - Pension Trust Account	13-6123601	Healthy	Healthy	N/A	428	146	—	No	April 30, 2020
					$6,735	$5,673	$4,755

(1)	Tribune is party to two collective bargaining agreements that require contributions to the GCIU—Employer Retirement Benefit Plan, one of which expired May 31, 2017 and the other April 30, 2018.

(2)	The collective bargaining agreement expired on June 14, 2016. The parties are operating under the terms of this agreement while the terms of a successor collective bargaining agreement are negotiated.

(3)
The Company is party to two collective bargaining agreements requiring contributions to this plan, New York Mailers Union No. 6 which expired March 31, 2017 and New York Typographical Union (Control Room) which expired July 31, 2017.

For the plan years ended December 31, 2017 and December 25, 2016, Tribune Company was listed in the Chicago Newspaper Publishers Drivers’ Union Pension Plan’s (the “Drivers’ Plan”) Form 5500 as providing more than five percent of the total contributions for the plan. In addition, Chicago Tribune Company was listed in the GCIU Employer Retirement Benefit Plan’s (the “GCIU Plan”) Form 5500 as contributing more than five percent of the total contributions to the plan for the plan year ended December 31, 2017, Daily News L.P. was listed in the Newspaper and Mail Deliverer’s Publishers’ Pension Fund’s Form 5500 as contributing more than five percent of the total contributions to the plan for the plan year ended December 31, 2017, and the New York Daily News was listed in the Pressman’s Publishers Pension Fund and the Paper Handlers’ Publishers’ Pension Fund Form 5500s as contributing more than five percent of the total contributions to the plans

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for the plan year ended December 31, 2017. The Company did not provide more than five percent of the total contributions for any of the other multiemployer pension plans in which it participated in those years. At the date the financial statements were issued, Forms 5500 were not available for the plan years ending in 2018.
On March 31, 2010, the Drivers’ Plan was certified by its actuary to be in critical status for the plan year beginning January 1, 2010. As a result, the trustees of the Drivers’ Plan were required to adopt and implement a rehabilitation plan as of January 1, 2011 designed to enable the Drivers’ Plan to cease being in critical status within the period of time stipulated by the IRC. The terms of the rehabilitation plan adopted by the trustees require Tribune to make increased contributions beginning on January 1, 2011 through December 31, 2025, and the trustees of the Drivers’ Plan projected that it would emerge from critical status on January 1, 2026. As of its 2017 plan year, the actuary for the Drivers’ Plan certified the plan to be in critical and declining status with projected insolvency in 2026. During 2018, the Board of Trustees of the Drivers’ Plan agreed to a plan merger with the Teamsters Local Union No. 727 Pension Fund. In contemplation of the merger, on December 13, 2018, the Drivers Plan adopted an amendment to its prior rehabilitation plan. Under the amended rehabilitation plan, the Company will make future contributions of $68.4 million paid over seven years regardless of whether the merger is consummated. The merger agreement has been approved by both unions and is awaiting approval by the Pension Benefit Guaranty Corporation (“PBGC”). The effective date of the merger is the later of April 1, 2019, or 30 days after the PBGC approval. In addition to the committed future contributions under the amended rehabilitation plan, the Company’s funding obligation will be subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations.
In 2009, the GCIU Plan was certified by its actuary to be in critical status (within the meaning of section 432 of the IRC) as of its plan year beginning January 1, 2009. As a result, the trustees of the GCIU Plan implemented a rehabilitation plan on November 1, 2009 and amended it in May 2012 to cease the plan’s critical status within the period of time stipulated by the IRC. However, the GCIU Plan was unable to adopt a rehabilitation plan that would enable the GCIU Plan to emerge from critical status and avoid insolvency using reasonable assumptions. Therefore, the GCIU Plan adopted a rehabilitation plan that reflects reasonable measures to forestall insolvency. As of its 2017 plan year, the GCIU Plan has been certified by its actuary to be in critical and declining status with projected insolvency in 2030. As of December 30, 2018, assuming Tribune’s contributions from January 1, 2019 through the projected insolvency date of 2027, it is estimated that Tribune’s contributions to the plan will total $6.5 million, based on the actuarial assumptions utilized to develop the rehabilitation plan and assuming Tribune’s staffing levels as of December 30, 2018 remain unchanged. The funding obligation is subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations.
In 2010, the CWA/ITU Negotiated Pension Plan was certified by its actuary to be in critical status (within the meaning of section 432 of the IRC) as of its plan year beginning January 1, 2010. As a result, the trustees of the CWA/ITU Negotiated Pension Plan implemented a rehabilitation plan on March 8, 2010. However, the CWA/ITU Negotiated Pension Plan was unable to adopt a rehabilitation plan that would enable the CWA/ITU Negotiated Pension Plan to emerge from critical status and avoid insolvency using reasonable assumptions. Therefore, the CWA/ITU Negotiated Pension Plan adopted a rehabilitation plan that reflects reasonable measures to forestall insolvency. As of its 2017 plan year, the CWA/ITU Negotiated Pension Plan has been certified by its actuary to be in critical and declining status with projected insolvency in 2030. As of December 30, 2018, assuming Tribune’s contributions from January 1, 2019 through the projected insolvency date of 2030, it is estimated that Tribune’s contributions to the plan will total $1.7 million, based on the actuarial assumptions utilized to develop the rehabilitation plan and assuming Tribune’s staffing levels as of December 30, 2018 remain unchanged. The funding obligation is subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations.
In 2016, the Paper Handlers' - Publishers' Pension Fund was certified by its actuary to be in critical status (within the meaning of section 432 of the IRC) as of its plan year beginning January 1, 2010. As a result, the trustees of the Paper Handlers' - Publishers' Pension Fund implemented a rehabilitation plan on February 25, 2016. As of its 2017 plan year, the

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Paper Handlers' - Publishers' Pension Fund has been certified by its actuary to be in critical and declining status with projected insolvency in 2027. As of December 30, 2018, assuming Tribune’s contributions from January 1, 2019 through the projected insolvency date of 2027, it is estimated that Tribune’s contributions to the plan will total $0.5 million, based on the actuarial assumptions utilized to develop the rehabilitation plan and assuming Tribune’s staffing levels as of December 30, 2018 remain unchanged. The funding obligation is subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations.
NOTE 15: NONCONTROLLING INTEREST
Noncontrolling interest represents the 40% membership interest in BestReviews not owned by the Company and is presented between liabilities and stockholders’ equity within the Company’s consolidated balance sheet because the Put Option described in Note 6 could, upon exercise, require the Company, under certain circumstances, to pay cash to purchase the noncontrolling interest. Each quarter, if the amount the Company would be required to pay the noncontrolling interest holders as if the Put Option had been exercised as of the balance sheet date exceeds the carrying value of the noncontrolling interest, the carrying value is adjusted to that amount, with an offsetting adjustment to stockholders’ equity. Adjustments to increase (decrease) the carrying value of noncontrolling interest also reduce (increase) the amount of net income or loss attributable to Tribune common stockholders for purposes of determining both basic and diluted earnings per share.
In the year ended December 30, 2018, BestReviews declared a $5.0 million dividend to its shareholders. The Company’s portion of this dividend was $3.0 million and the noncontrolling shareholders’ portion was $2.0 million.
A summary of the activity with respect to non-controlling interest for the year ended December 30, 2018 is as follows (in thousands):

Balance at December 31, 2017	$—
Acquisition of BestReviews	40,900
Income attributable to noncontrolling interest	856
Dividends paid to noncontrolling interest	(2,000)
Balance at December 30, 2018	$39,756
NOTE 16: STOCK-BASED COMPENSATION
In 2014, the tronc, Inc. 2014 Omnibus Incentive Plan (together with amendments, the “Tribune Equity Plan”) was approved. The Tribune Equity Plan is a long-term incentive plan under which awards may be granted to employees and outside directors in the form of stock options (“Options”), stock appreciation rights, restricted stock units (“RSU”), performance share units, restricted and unrestricted stock awards, dividend equivalents and cash awards. The Company measures stock-based compensation costs based on the estimated grant date fair value of the award and recognizes compensation costs on a straight-line basis over the requisite service period for the entire award. The Tribune Equity Plan permits the Company to withhold shares of vested common stock upon vesting of employee stock awards or at the time they exercise their Options in lieu of their payment of the required withholdings for employee taxes. The Company does not withhold taxes in excess of minimum required statutory requirements. Shares of common stock reserved for future grants under the Tribune Equity Plan were 1,585,118 at December 30, 2018.
Stock-based compensation expense related to Tribune’s employees during the years ended December 30, 2018, December 31, 2017 and December 25, 2016 totaled $10.5 million, $9.3 million and $7.6 million, respectively.
Options
The non-qualified stock options (“NSO’s”) granted to directors, officers and employees under the Tribune Equity Plan generally become exercisable in cumulative installments over a period of either three or four years and expire between 7 and 10 years. Under the Tribune Equity Plan, the exercise price of an Option cannot be less than the market price of Tribune common stock at the time the Option is granted and the maximum contractual term cannot exceed 10 years. The fair value of

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

each Option is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is calculated based on a blended method using historical and implied volatility of a select peer group of entities operating in similar industry sectors as the Company. Expected life was calculated using the simplified method, as described under Staff Accounting Bulletin Topic 14, “Share-Based Payment,” as the Tribune Equity Plan wasn’t in existence for a sufficient period of time for the use of company-specific historical experience in the calculation.
The following table provides the weighted average assumptions used to determine the fair value of Options granted to Tribune employees during the years ended December 30, 2018, December 31, 2017 and December 25, 2016.

	2018	2017	2016
Weighted average grant date fair value	$17.36	$6.53	$5.93
Weighted average assumptions used:
Expected volatility	55.2%	53.8%	47.98%
Expected lives (in years)	4.8	4.5	4.5
Risk Free interest rates	2.2%	1.7%	1.0%
A summary of activity related to Tribune employees for Options under the Tribune Equity Plan for the years ended December 30, 2018, December 31, 2017 and December 25, 2016 is included in the following table:

	2018		2017		2016
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding, beginning of year	1,029	$14.56	1,328	$15.93	969	$16.80
Granted	20	$17.36	730	$14.32	546	$14.71
Exercised	(7)	$19.20	(115)	$14.40	(15)	$14.02
Canceled/forfeited	(117)	$15.11	(914)	$15.48	(172)	$17.10
Outstanding, end of year	925	$14.51	1,029	$14.56	1,328	$15.93
Vested and exercisable at end of year	467	$14.61	195	$14.90	440	$16.77
Weighted average remaining contractual term (in years)	5.1		6.8		4.2
For Options granted under the Tribune Equity Plan the exercise price of options granted equals the closing stock price on the day of grant. For each of the years ended December 30, 2018, December 31, 2017, and December 25, 2016, the intrinsic value of options exercised was negligible. The grant date fair value of options vested during the year ended December 30, 2018 was $2.9 million.
The following table summarizes information related to stock options outstanding at December 30, 2018:

Range of Exercises Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number of Options Exercisable (in thousands)	Weighted Average Exercise Price
$13.38-13.38	200	5.6	$13.38	67	$13.38
$14.02-14.76	261	5.4	$14.55	126	$14.36
$14.87-14.87	338	4.6	$14.87	225	$14.87
$14.89-17.41	119	5.0	$15.04	42	$15.20
$19.20-19.20	7	2.7	$19.20	7	$19.20
$13.38-19.20	925	5.1	$14.51	467	$14.62

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units (RSUs)
The RSUs granted to directors, officers and employees under the Tribune Equity Plan have service conditions and generally vest over three to four years. Upon vesting, the RSUs are redeemed with common stock. The RSUs do not have voting rights. The fair value of the RSU is determined on the grant date using the closing trading price of the Company's shares. The weighted average grant date fair value of the RSUs granted during the years ended December 30, 2018, December 31, 2017, and December 25, 2016 was $17.41, $14.24, and $14.60, respectively.
A summary of activity related to Tribune employees for RSUs under the Tribune Equity Plan for the years ended December 30, 2018, December 31, 2017, and December 25, 2016 is included in the following table:

	2018		2017		2016
	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	2,013	$14.60	1,452	$15.44	982	$17.34
Granted	286	$17.41	1,438	$14.24	1,071	$14.60
Vested	(685)	$14.86	(561)	$15.23	(356)	$16.85
Canceled/forfeited	(360)	$15.48	(316)	$15.70	(245)	$17.35
Outstanding, end of year	1,254	$14.83	2,013	$14.60	1,452	$15.44
Vested at end of year	1	$12.31	2	$11.02	6	$7.91
As of December 30, 2018, Tribune had unrecognized compensation cost on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period (in years)
Nonvested stock options	$2,174	1.4
Nonvested restricted stock units	$14,556	1.9

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For the years ended December 30, 2018, December 31, 2017 and December 25, 2016, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
Income (Loss) - Numerator:
Loss from continuing operations	$(39,863)	$(29,813)	$(35,363)
Less: Net income from continuing operations attributable to noncontrolling interest	856	—	—
Loss available to common shareholders, before discontinued operations	$(40,719)	$(29,813)	$(35,363)
Income from discontinued operations	289,510	35,348	41,900
Net income available to Tribune stockholders	$248,791	$5,535	$6,537

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	35,268	33,996	33,788
Dilutive effect of employee stock options and RSUs	—	—	—
Adjusted weighted average common shares outstanding (diluted)	35,268	33,996	33,788

Net income (loss) attributable to Tribune per common share - Basic:
Continuing operations	$(1.15)	$(0.88)	$(1.05)
Discontinued operations	$8.20	$1.04	$1.24
Net income attributable to Tribune per common share - Basic	$7.05	$0.16	$0.19

Net income (loss) attributable to Tribune per common share - Diluted:
Continuing operations	$(1.15)	$(0.88)	$(1.05)
Discontinued operations	$8.20	$1.04	$1.24
Net income attributable to Tribune per common share - Diluted	$7.05	$0.16	$0.19
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts for the years ended December 30, 2018, December 31, 2017 and December 25, 2016 was 924,887, 1,031,887 and 1,327,831, respectively. The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 1,273,268, 2,457,305 and 1,446,198 for the years ended December 30, 2018, December 31, 2017 and December 25, 2016.
NOTE 18: STOCKHOLDERS' EQUITY
The holders of common stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of common stock will share in any dividend declared by the board of directors. In the event of the Company’s

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liquidation, dissolution or winding up, all holders of common stock are entitled to share ratably in any assets available for distribution to holders of common stock.
Private Placements
Merrick Media, LLC
On February 3, 2016, the Company completed a $44.4 million private placement, pursuant to which the Company sold to Merrick Media, LLC (“Merrick Media”) 5,220,000 shares of the Company’s common stock at a purchase price of $8.50 per share. The Company intends to use the $42.9 million net proceeds from the sale to execute further on its growth strategy, including acquisitions and digital initiatives. The shares of common stock acquired by Merrick Media (the “Merrick Shares”) are subject to certain lockup provisions that, subject to the terms and conditions set out in the Securities Purchase Agreement dated February 3, 2016 by and among the Company, Merrick Media and Michael W. Ferro, Jr. (as amended by Amendment No. 1 to the Securities Purchase Agreement, dated as of March 23, 2017, and by the Consulting Agreement described in Note 2) (“Amended Merrick Purchase Agreement”). The Amended Merrick Purchase Agreement prohibits certain transfers of all shares owned by Merrick Media or its affiliates until the later of three years following the date of issuance or 30 days after termination of the Consulting Agreement. Thereafter, it prohibits any transfers of the Merrick Shares that would result in a transfer of more than 25% of the Merrick Shares purchased under the Amended Merrick Purchase Agreement in any 12-month period.  The Amended Merrick Purchase Agreement also includes covenants prohibiting the transfer of all shares owned by Merrick Media or its affiliates to a material competitor of the Company in any of the then-existing primary geographical markets. Merrick Media and Mr. Ferro and their respective affiliates are also prohibited until the later of three years following the date of issuance or 30 days after termination of the Consulting Agreement, without the prior written approval of the Board of Directors, from acquiring additional equity if the acquisition could result in their beneficial ownership of more than 30% of the Company’s then outstanding shares of common stock.
In connection with the private placement, Mr. Ferro was elected to fill a newly-created vacancy on the Company’s Board of Directors and was named non-executive Chairman of the Board. The Company granted Merrick Media the right to designate a replacement individual for election as a director at each annual and special meeting of stockholders at which directors are to be elected as part of the slate of nominees recommended by the Board of Directors, subject to the reasonable prior approval of the Board’s Nominating and Corporate Governance Committee, in the event that Mr. Ferro is unable to continue to serve as a director. Merrick Media’s right to appoint a replacement director representative expired when the board of directors did not nominate Mr. Ferro for re-election as a director at the 2018 Annual Meeting of Stockholders. On March 18, Mr. Ferro retired from the Company’s Board of Directors.
Finally, the Amended Merrick Purchase Agreement provides a right of first offer in favor of the Company on proposed transfers by Merrick Media and its affiliates that represent at least 2% of the then-outstanding number of shares of the Company’s common stock, subject to certain notice provisions. This right of first offer applies to all shares held by Merrick Media and its affiliates (regardless of when purchased).
Additionally, in connection with the private placement, the Company entered into a registration rights agreement (the “Merrick Rights Agreement”) with Merrick Media. Pursuant to the Merrick Rights Agreement, Merrick Media is entitled to certain registration rights under the Securities Act, with respect to the Merrick Shares. The Merrick Rights Agreement provides that the Company will use its reasonable best efforts to cause a registration statement with respect to the Merrick Shares to be declared effective. The Company will pay all of its own costs and expenses, including all fees and expenses of counsel for the Company, relating to the Merrick Rights Agreement.
Mr. Ferro is the manager of Merrick Venture Management, LLC, which is the sole manager of Merrick Media. Because Merrick Venture Management, LLC serves as the sole manager of Merrick Media, Mr. Ferro may be deemed to indirectly control all of the shares of the Company’s common stock owned by Merrick Media. Mr. Ferro, together with his affiliated entities, beneficially owned 9,071,529 shares of Tribune common stock, which represented 25.5% of Tribune common stock, as of December 30, 2018.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On January 17, 2019, Dr. Patrick Soon-Shiong, NantMedia and Nant Capital, LLC (“Nant Capital”) entered into a Standstill and Voting Agreement (“Standstill Agreement”) with the Company. The Standstill Agreement provides that until June 30, 2020, Dr. Patrick Soon-Shiong, Nant Media, and Nant Capital will not (a) make or participate in any solicitation of proxies to vote, or seek to advise or knowingly influence any person with respect to the voting of any voting securities of the Company, (b) join or participate in a “group” (as defined in the rules of the SEC) in connection with any securities of the Company or (c) seek to control or knowingly influence the management, board of directors or policies of the Company.
Furthermore, under the Standstill Agreement, Dr. Patrick Soon-Shiong, Nant Media and Nant Capital will, until June 30, 2020, vote their shares of common stock (a) in favor of each nominee or director designated by the Nominating and Governance Committee of the Board of Directors at each election of directors and (b) in accordance with the Board’s recommendations on any change of control transaction involving the Company at or above a minimum purchase price.
California Capital Equity, LLC (“CalCap”) directly owns all of the equity interests of Nant Capital and CalCap may be deemed to have beneficial ownership of the shares held by Nant Capital. Dr. Patrick Soon-Shiong directly owns all of the equity interests of CalCap and may be deemed to beneficially own, and share voting power and investment power with Nant Capital over all shares of Tribune common stock beneficially owned by Nant Capital. Dr. Soon-Shiong, together with Nant Capital, beneficially owned 8,743,619 shares of Tribune common stock, which represented 24.6% of Tribune common stock, as of December 30, 2018.
Stock Repurchases
On March 23, 2017, the Company entered into a purchase agreement with investment funds associated with Oaktree Capital Management, L.P. (“Oaktree”), pursuant to which the Company acquired 3,745,947 shares of the Company’s

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock for $15.00 per share or a total purchase price of $56.2 million. The purchase agreement provided that, in the event that the Company undergoes a change of control on or before March 23, 2018, or enters into a definitive agreement concerning a change of control on or before March 23, 2018, whereby the transaction is ultimately consummated and the consideration per share payable to stockholders is greater than $15.00 per share, the Company would pay Oaktree additional consideration per share equal to the difference between the consideration per share payable to the Company’s stockholders in such change of control transaction and $15.00. The purchase agreement contains a “standstill” covenant prohibiting Oaktree from acquiring, directly or indirectly, any of the Company’s common stock, soliciting proxies to vote shares of the Company’s common stock or taking certain actions with respect to any business combination, asset acquisition or disposition or similar transaction involving the Company through March 22, 2019 (the “Standstill Period”). The parties also agreed to a mutual non-disparagement covenant applicable during the Standstill Period and to a mutual release of claims. On March 22, 2017, the Company’s stock price closed at $13.39. The $6.0 million difference between the aggregate purchase price and the fair value of the acquired stock at the transaction date was expensed as a premium on stock buyback in the Consolidated Statements of Income.
On March 13, 2019, the Company announced that the Company’s Board of Directors authorized a stock repurchase program. Under the program, the Company may purchase up to $25.0 million of its outstanding common stock over the next 24 months. The purchases may be made in open-market transactions or privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume, cash needs and other business factors.
NOTE 19: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency	OPEB	Pension	Total
Balance at December 27, 2015	$(35)	$4,847	$(8,718)	(3,906)
Other comprehensive income before reclassifications	3	1,811	—	1,814
Amounts reclassified from AOCI	—	(284)	—	(284)
AOCI recognized in discontinued operations	—	—	(6,438)	(6,438)
Balance at December 25, 2016	(32)	6,374	(15,156)	(8,814)
Other comprehensive income (loss) before reclassifications	1	5,778	1,969	7,748
Amounts reclassified from AOCI	—	(2,220)	—	(2,220)
AOCI recognized in discontinued operations	—	—	(10,241)	(10,241)
Balance at December 31, 2017	(31)	9,932	(23,428)	(13,527)
Other comprehensive income (loss) before reclassifications	(8)	(131)	(2,206)	(2,345)
Amounts reclassified from AOCI	—	(9,498)	—	(9,498)
AOCI recognized in discontinued operations	—	—	25,397	25,397
Balance at December 30, 2018	$(39)	$303	$(237)	27

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the amounts and line items in the Consolidated Statements of Income where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the years ended December 30, 2018, December 31, 2017 and December 25, 2016 (in thousands):

	Year ended
Accumulated Other Comprehensive Income (Loss) Components	December 30, 2018	December 31, 2017	December 25, 2016	Affected Line Items in the Consolidated Statements of Income
Pension and postretirement benefit adjustments:
Prior service cost recognized	(10,534)	(2,745)	(470)	Other income, net
Amortization of actuarial gains	(2,621)	(553)	—	Other income, net
Total before taxes	(13,155)	(3,298)	(470)
Tax effect	(3,657)	(1,078)	(186)	Income tax expense (benefit)
Total reclassifications for the period	$(9,498)	$(2,220)	$(284)
The Company expects to recognize $0.3 million in prior service costs to be amortized from accumulated other comprehensive income in the year ended December 29, 2019.
NOTE 20: SEGMENT INFORMATION
The Company’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Tribune manages its business as two distinct segments, M and X. Segment M is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when sold with a print subscription. Segment X includes the Company’s digital revenues and related digital expenses from local Tribune websites, third party websites, mobile applications, digital only subscriptions, Tribune Content Agency (“TCA”), and BestReviews. The Company determined that the disposition of the California Properties and forsalebyowner.com did not result in changes to the Company’s segments. Assets are not presented to or used by management at a segment level for making operating and investment decisions and therefore are not reported.
Segment M’s media groups include the Chicago Tribune Media Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group, the New York Daily News Group and the Virginia Media Group (which includes the Daily Press and the recently acquired Virginian-Pilot). Tribune’s major daily newspapers have served their respective communities with local, regional, national and international news and information for more than 150 years.
Segment X consists of the Company’s digital revenues and related digital expenses from local Tribune websites, third party websites, mobile applications, digital only subscriptions, TCA, and BestReviews.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management believes this method of allocation is representative of the value of the related services provided to the segments. The Company evaluates the performance of the segments based on income from operations after allocated overhead expenses.

As discussed in Note 2, the Company adopted ASU 2014-09, Topic 606, Revenue from Contracts with Customers, effective January 1, 2018, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results of operations for periods after January 1, 2018 reflect the changes under ASU 2014-09. Results of operations for periods before January 1, 2018, continue to be reported under guidance in effect at that time.
Disaggregated operating revenues and income (loss) from continuing operations by operating segment were as follows for the periods indicated (in thousands):

	Year Ended
	M		X		Corporate and Eliminations		Consolidation
	(Print)		(Digital)
	Dec. 30, 2018	Dec. 31, 2017	Dec. 30, 2018	Dec. 31, 2017	Dec. 30, 2018	Dec. 31, 2017	Dec. 30, 2018	Dec. 31, 2017
Advertising	$355,790	$380,214	$98,023	$130,376	$30	$(174)	$453,843	$510,416
Circulation	349,975	319,727	18,265	9,835	(5)	—	368,235	329,562
Commercial print and delivery	102,668	105,516	—	—	—	—	102,668	105,516
Direct mail	32,354	36,874	—	—	(6)	—	32,348	36,874
Content syndication and other	10,282	12,509	49,324	23,766	13,969	(3,190)	73,575	33,085
Other	145,304	154,899	49,324	23,766	13,963	(3,190)	208,591	175,475
Operating revenues	851,069	854,840	165,612	163,977	13,988	(3,364)	1,030,669	1,015,453
Operating expenses	846,122	792,665	152,698	161,783	78,061	52,075	1,076,881	1,006,523
Income (loss) from operations	$4,947	$62,175	$12,914	$2,194	$(64,073)	$(55,439)	(46,212)	8,930
Interest expense							(11,353)	(26,334)
Loss on early extinguishment of debt							(7,666)	—
Premium on stock buyback							—	(6,031)
Loss on investments, net							(1,868)	(2,725)
Other income, net							14,513	3,535
Loss from continuing operations before income taxes							$(52,586)	$(22,625)
Depreciation and amortization	$17,419	$16,415	$19,819	$15,299	$16,024	$15,592	$53,262	$47,306
Impairment	$1,872	$—	$—	$—	$—	$—	$1,872	$—

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
	M		X		Corporate and Eliminations		Consolidation
	(Print)		(Digital)
	Dec. 31, 2017	Dec. 25, 2016	Dec. 31, 2017	Dec. 25, 2016	Dec. 31, 2017	Dec. 25, 2016	Dec. 31, 2017	Dec. 25, 2016
Advertising	$380,214	$439,662	$130,376	$124,215	$(174)	$(1,554)	$510,416	$562,323
Circulation	319,727	304,699	9,835	6,369	—	—	329,562	311,068
Commercial print and delivery	105,516	105,805	—	—	—	—	105,516	105,805
Direct mail	36,874	44,142	—	1,871	—	(55)	36,874	45,958
Content syndication and other	12,509	18,078	23,766	26,541	(3,190)	(6,410)	33,085	38,209
Other	154,899	168,025	23,766	28,412	(3,190)	(6,465)	175,475	189,972
Operating revenues	854,840	912,386	163,977	158,996	(3,364)	(8,019)	1,015,453	1,063,363
Operating expenses	792,665	839,123	161,783	155,709	52,075	85,428	1,006,523	1,080,260
Income (loss) from operations	$62,175	$73,263	$2,194	$3,287	$(55,439)	$(93,447)	8,930	(16,897)
Interest expense							(26,334)	(26,561)
Premium on stock buyback							(6,031)	—
Loss on investments, net							(2,725)	(1,487)
Reorganization items, net							—	(259)
Other income, net							3,535	265
Loss from continuing operations before income taxes							$(22,625)	$(44,939)
Depreciation and amortization	$16,415	$17,629	$15,299	$11,452	$15,592	$22,282	$47,306	$51,363
NOTE 21: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Year ended
	December 30, 2018	December 31, 2017	December 25, 2016
Cash paid during the period for:
Interest	$15,546	$24,492	$23,637
Income taxes, net of refunds	3,407	(892)	(3,264)
Non-cash items in investing activities:
Additions to property plant and equipment under capital leases	—	(890)	(722)
Non-cash items in financing activities:
Shares issued for acquisitions	34,595	—	—
New capital leases	—	890	722

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported within the Consolidated Balance Sheets to the cash, cash equivalents and restricted cash as reported in the Consolidated Statement of Cash Flows (in thousands):

	As of
	December 30, 2018	December 31, 2017
Cash and cash equivalents	$97,560	$185,351
Restricted cash included in other assets	43,947	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$141,507	$185,351
NOTE 22: UNAUDITED QUARTERLY FINANCIAL INFORMATION
The following table sets forth certain unaudited quarterly financial information for the fiscal years ended December 30, 2018 and December 31, 2017 (in thousands, except per share amounts). The unaudited quarterly financial information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

Fiscal Year Ended December 30, 2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total operating revenues	$238,366	$253,037	$255,770	$283,496
Operating expenses:
Compensation	110,765	106,455	107,762	118,102
Newsprint and ink	14,598	16,770	16,980	17,786
Outside services	98,982	81,818	81,572	86,455
Other operating expenses	32,653	36,297	47,270	47,482
Depreciation and amortization	12,446	12,942	12,179	15,695
Impairment	—	—	—	1,872
Total operating expenses	269,444	254,282	265,763	287,392
Loss from operations	(31,078)	(1,245)	(9,993)	(3,896)
Interest income (expense), net	(6,564)	(5,412)	303	320
Loss on early extinguishment of debt	—	(7,666)	—	—
Loss on equity investments, net	(729)	(665)	(434)	(40)
Other non-operating income (loss)	3,663	3,640	3,640	3,570
Loss from continuing operations before taxes	(34,708)	(11,348)	(6,484)	(46)
Income tax expense (benefit)	(6,637)	3,753	(5,835)	(4,004)
Net income (loss) from continuing operations, net of tax	(28,071)	(15,101)	(649)	3,958
Plus: Earnings from discontinued operations, net of tax	13,706	280,545	(3,586)	(1,155)
Net income (loss)	(14,365)	265,444	(4,235)	2,803
Less: Income attributable to noncontrolling interest	262	448	(239)	385
Net income (loss) attributable to Tribune common stockholders	$(14,627)	$264,996	$(3,996)	$2,418
Income (loss) from continuing operations per common share:
Basic	$(0.81)	$(0.44)	$(0.01)	$0.10
Diluted	$(0.81)	$(0.44)	$(0.01)	$0.10
Net income attributable to Tribune per common share:
Basic	$(0.42)	$7.51	$(0.11)	$0.07
Diluted	$(0.42)	$7.51	$(0.11)	$0.07

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year Ended December 31, 2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total operating revenues	$239,975	$243,435	$236,155	$295,888
Operating expenses:
Compensation	96,395	92,609	97,304	119,971
Newsprint and ink	14,334	14,091	12,974	17,842
Outside services	80,495	80,526	78,572	91,609
Other operating expenses	37,764	38,760	37,302	48,669
Depreciation and amortization	9,994	12,987	12,124	12,201
Total operating expenses	238,982	238,973	238,276	290,292
Income (loss) from operations	993	4,462	(2,121)	5,596
Interest expense, net	(6,435)	(6,365)	(6,510)	(7,024)
Loss on equity investments, net	(898)	(723)	(403)	(701)
Premium on stock buyback	(6,031)	—	—	—
Other income. net	283	284	86	2,882
Loss from continuing operations before taxes	(12,088)	(2,342)	(8,948)	753
Income tax expense (benefit)	(1,683)	(402)	3,697	5,576
Loss from continuing operations, net of tax	(10,405)	(1,940)	(12,645)	(4,823)
Plus: Earnings from discontinued operations, net of tax	7,416	8,781	14,701	4,450
Net income (loss)	(2,989)	6,841	2,056	(373)
Less: Income attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to Tribune common stockholders	$(2,989)	$6,841	$2,056	$(373)
Income (loss) from continuing operations per common share:
Basic	$(0.29)	$(0.06)	$(0.38)	$(0.14)
Diluted	$(0.29)	$(0.06)	$(0.38)	$(0.14)
Net income attributable to Tribune per common share:
Basic	$(0.08)	$0.21	$0.06	$(0.01)
Diluted	$(0.08)	$0.21	$0.06	$(0.01)