Form 10-Q
period 2019-03-31
Tribune Publishing Co
filed 2019-05-08
CIK 1593195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
TRIBUNE PUBLISHING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

160 N. Stetson Avenue
Chicago Illinois	60601
(Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	TPCO	The NASDAQ Stock Market LLC
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2019
Common Stock, $0.01 par value	35,691,327

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The statements contained in this Quarterly Report on Form 10-Q, as well as the information contained in the notes to our Consolidated Financial Statements, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based largely on our current expectations and reflect various estimates and assumptions by us. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in such forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond our control, include, without limitation, changes in advertising demand, circulation levels and audience shares; competition and other economic conditions; economic and market conditions that could impact the level of our required contributions to the defined benefit pension plans to which we contribute; decisions by trustees under rehabilitation plans (if applicable) or other contributing employers with respect to multiemployer plans to which we contribute which could impact the level of our contributions; our ability to develop and grow our online businesses; changes in newsprint price; our ability to maintain effective internal control over financial reporting; concentration of stock ownership among our principal stockholders whose interests may differ from those of other stockholders; and other events beyond our control that may result in unexpected adverse operating results. For more information about these and other risks, see “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019, and in our other filings with the SEC.
The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend,” “may,” “will,” “plan,” “seek” and similar expressions generally identify forward-looking statements. However, such words are not the exclusive means for identifying forward-looking statements, and their absence does not mean that the statement is not forward-looking. Whether or not any such forward-looking statements in fact occur will depend on future events, some of which are beyond our control. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.
Item 1.    Financial Statements
TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31, 2019	April 1, 2018

Operating revenues	$244,525	$238,366
Operating expenses:
Compensation	97,709	110,765
Newsprint and ink	16,103	14,598
Outside services	83,813	98,982
Other operating expenses	42,218	32,653
Depreciation and amortization	12,084	12,446
Total operating expenses	251,927	269,444
Loss from operations	(7,402)	(31,078)
Interest income (expense), net	220	(6,564)
Loss on equity investments, net	(487)	(729)
Other income, net	73	3,663
Loss from continuing operations before income taxes	(7,596)	(34,708)
Income tax benefit	(2,882)	(6,637)
Net loss from continuing operations	(4,714)	(28,071)
Plus: Earnings from discontinued operations, net of taxes	—	13,706
Net loss	(4,714)	(14,365)
Less: Income (loss) attributable to noncontrolling interest	(39)	262
Net loss attributable to Tribune common stockholders	$(4,675)	$(14,627)
Net loss from continuing operations per common share:
Basic	$(0.13)	$(0.81)
Diluted	$(0.13)	$(0.81)
Net loss attributable to Tribune per common share:
Basic	$(0.13)	$(0.42)
Diluted	$(0.13)	$(0.42)
Weighted average shares outstanding:
Basic	35,628	34,801
Diluted	35,628	34,801

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2019	April 1, 2018
Net loss from continuing operations, including non-controlling interest	$(4,714)	$(14,365)
Other comprehensive loss, net of taxes:
Amortization of items to periodic pension cost during the period, net of taxes of ($23) and ($915), respectively	(59)	(2,377)
Foreign currency translation	(2)	—
Other comprehensive loss, net of taxes	(61)	(2,377)
Comprehensive loss recognized in continuing operations	(4,775)	(16,742)
Accumulated other comprehensive loss recognized in discontinued operations, net of taxes of $42	—	108
Comprehensive loss	(4,775)	(16,634)
Comprehensive income (loss) attributable to noncontrolling interest	(39)	262
Comprehensive loss attributable to Tribune common stockholders	$(4,736)	$(16,896)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISING COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2019	December 30, 2018
Assets
Current assets
Cash	$98,206	$97,560
Accounts receivable, (net of allowances of $13,983 and $11,458)	111,618	145,463
Inventories	9,267	9,587
Prepaid expenses and other	20,605	18,197
Total current assets	239,696	270,807

Property, plant and equipment
Machinery, equipment and furniture	123,105	124,243
Buildings and leasehold improvements	78,411	82,399
	201,516	206,642
Accumulated depreciation	(78,537)	(74,013)
	122,979	132,629
Advance payments on property, plant and equipment	11,107	12,334
Property, plant and equipment, net	134,086	144,963

Other assets
Goodwill	132,172	132,146
Intangible assets, net	74,780	77,229
Software, net	26,168	27,117
Lease right-of-use asset	112,393	—
Restricted cash	43,947	43,947
Deferred income taxes	3,472	2,414
Other long-term assets	25,613	28,004
Total other assets	418,545	310,857

Total assets	$792,327	$726,627

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
(In thousands, except per share data)
(Unaudited)

	March 31, 2019	December 30, 2018
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$53,098	$70,555
Employee compensation and benefits	41,895	61,001
Deferred revenue	49,814	51,114
Current portion of long-term lease liability	26,393	—
Current portion of long-term debt	405	405
Other current liabilities	20,542	21,203
Tax liabilities associated with discontinued operations	6,249	6,249
Total current liabilities	198,396	210,527

Non-current liabilities
Long-term lease liability	112,610	—
Workers’ compensation, general liability and auto insurance payable	25,674	30,606
Pension and postretirement benefits payable	19,096	20,150
Deferred rent	—	25,424
Long-term debt	6,775	6,799
Other obligations	17,546	20,053
Total non-current liabilities	181,701	103,032

Noncontrolling interest	39,717	39,756

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 30,000 shares; no shares issued or outstanding at March 31, 2019 and December 30, 2018	—	—
Common stock, $.01 par value. Authorized 300,000 shares, 37,618 shares issued and 35,664 shares outstanding at March 31, 2019; 37,551 shares issued and 35,597 shares outstanding at December 30, 2018	376	376
Additional paid-in capital	172,392	166,668
Retained earnings	225,939	232,401
Accumulated other comprehensive income (loss)	(34)	27
Treasury stock, at cost - 1,954 shares at March 31, 2019 and 1,954 shares at December 30, 2018	(26,160)	(26,160)
Total stockholders’ equity	372,513	373,312

Total liabilities and stockholders’ equity	$792,327	$726,627

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained earnings	AOCI	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 30, 2018	37,551	$376	$166,668	$232,401	$27	$(26,160)	$373,312
Cumulative effect of adoption of leasing standard	—	—	—	(1,787)	—	—	(1,787)
Adjusted balance at December 30, 2018	37,551	376	166,668	230,614	27	(26,160)	371,525
Comprehensive loss attributable to controlling interests	—	—	—	(4,675)	(61)	—	(4,736)
Issuance of stock from restricted stock and restricted stock unit conversions	67	—	—	—	—	—	—
Stock-based compensation	—	—	5,737	—	—	—	5,737
Withholding for taxes on restricted stock unit conversions	—	—	(13)	—	—	—	(13)
Balance at March 31, 2019	37,618	$376	$172,392	$225,939	$(34)	$(26,160)	$372,513

	Common Stock		Additional Paid in Capital	Accumulated Deficit	AOCI	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2017	37,551	$376	$150,229	$(16,390)	$(13,527)	$(51,526)	$69,162
Comprehensive loss attributable to controlling interests	—	—	—	(14,627)	(2,377)	—	(17,004)
AOCI recognized in discontinued operations	—	—	—	—	108	—	108
Issuance of stock from treasury for acquisition	—	—	9,229	—	—	25,366	34,595
Issuance of stock from restricted stock and restricted stock unit conversions	122	1	(1)	—	—	—	—
Exercise of stock options	7	—	133	—	—	—	133
Stock-based compensation	—	—	2,447	—	—	—	2,447
Withholding for taxes on restricted stock unit conversions	—	—	(943)	—	—	—	(943)
Forfeited restricted stock	(450)	(5)	5	—	—	—	—
Balance at April 1, 2018	37,230	$372	$161,099	$(31,017)	$(15,796)	$(26,160)	$88,498

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
Operating Activities From Continuing Operations
Net loss from continuing operations	$(4,714)	$(28,071)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,084	12,446
Stock compensation expense	5,737	1,587
Loss on equity investments, net	487	729
Deferred income taxes	(1,036)	4,496
Pension contribution	(499)	—
Postretirement medical, life and other benefits	(637)	(6,497)
Changes in working capital items, excluding acquisitions:
Accounts receivable, net	35,529	25,743
Prepaid expenses, inventories and other current assets	(11,226)	(2,476)
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	(29,738)	10,172
Other, net	(1,243)	(1,634)
Net cash provided by operating activities	4,744	16,495

Investing Activities From Continuing Operations
Capital expenditures	(3,911)	(7,028)
Acquisition of business, net of cash acquired	—	(33,949)
Other, net	(150)	(1,087)
Net cash used for investing activities	(4,061)	(42,064)

Financing Activities From Continuing Operations
Repayment of long-term debt	—	(5,272)
Withholding for taxes on RSU vesting	(13)	(943)
Other	(24)	84
Net cash used for financing activities	(37)	(6,131)

Increase (decrease) in cash attributable to continuing operations	$646	$(31,700)

Cash flows used for operating activities of discontinued operations, net	$—	$3,366
Cash flows used for investing activities of discontinued operations, net	—	(197)
Cash flows used for financing activities of discontinued operations, net	—	(117)
Decrease in cash attributable to discontinued operations	—	3,052

Net increase (decrease) in cash	646	(28,648)
Cash, cash equivalents and restricted cash beginning of period	141,507	185,351
Cash, cash equivalents and restricted cash, end of period	$142,153	$156,703

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business—Tribune Publishing Company, formerly tronc. Inc., was formed as a Delaware corporation on November 21, 2013. Tribune Publishing Company together with its subsidiaries (collectively, the “Company” or “Tribune”) is a media company rooted in award-winning journalism. Headquartered in Chicago, the Company operates local media businesses in eight markets with titles including the Chicago Tribune, New York Daily News, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Virginia’s Daily Press and The Virginian-Pilot, The Morning Call of Lehigh Valley, Pennsylvania and the Hartford Courant. Tribune also operates Tribune Content Agency (“TCA”) and on February 6, 2018, the Company became a majority owner in BestReviews LLC (“BestReviews”). On May 28, 2018, the Company acquired Virginian-Pilot Media Companies LLC, owner of The Virginian-Pilot, a daily newspaper based in Norfolk, Virginia, and associated businesses (“Virginian-Pilot”). See Note 6 for further information on acquisitions.
On May 23, 2018, the Company completed the sale of substantially all of the assets of forsalebyowner.com and on June 18, 2018, the Company completed the sale of the Los Angeles Times, The San Diego Union-Tribune and various other titles of the Company’s California properties (“California Properties”). See Note 7 for more information on the dispositions and related discontinued operations.
Tribune’s continuing legacy of brands, including the The Virginian-Pilot, have earned a combined 61 Pulitzer Prizes and are committed to informing, inspiring and engaging local communities. Tribune’s brands create and distribute content across its media portfolio, offering integrated marketing, media, and business services to consumers and advertisers, including digital solutions and advertising opportunities.
Fiscal Periods—The Company’s fiscal year ends on the last Sunday in December. Fiscal year 2019 ends on December 29, 2019 and fiscal year 2018 ended on December 30, 2018. Fiscal year 2019 and 2018 are 52-week years with 13 weeks in each quarter.
Basis of Presentation—The accompanying unaudited Consolidated Financial Statements and notes of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of Tribune as of March 31, 2019 and December 30, 2018 and the results of operations for the three months ended March 31, 2019 and April 1, 2018, respectively, and the cash flows for the three months ended March 31, 2019 and April 1, 2018, respectively. This includes all normal and recurring adjustments and elimination of intercompany transactions. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The year-end Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
Effective as of the sale dates, the operations of the California Properties and forsalebyowner.com qualify as discontinued operations. Accordingly, results of these operations for all periods presented have been reflected as discontinued operations in the accompanying Consolidated Financial Statements. Additionally, assets and liabilities related to the divested properties are classified as such in all periods in the Consolidated Condensed Balance Sheets. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to continuing operations and exclude all discontinued operations consisting of the California Properties and forsalebyowner.com.
Accounting standards adopted in 2019—In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software; Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 can be applied either retrospectively or prospectively. ASU 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The Company adopted this

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

standard effective the beginning of fiscal year 2019 and will apply the provisions of the standard prospectively. The adoption had no material effect on the Company’s consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Topic 220, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 amends ASC 220, Income Statement — Reporting Comprehensive Income, to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this standard effective the beginning of fiscal year 2019 and adoption had no material effect on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Topic 842, Leases (“ASC 842”), which requires lessees to recognize lease assets and lease liabilities for operating leases. The Company adopted this standard effective December 31, 2018 using the modified retrospective transition method whereby the Company applied the new standard at the adoption date and recognized a cumulative-effect adjustment of $1.8 million, net of tax of $0.7 million, to reduce the opening balance of retained earnings in the first quarter of 2019, primarily due to lease impairments determined during the adoption. The Company has elected the practical expedients which allow the Company to forgo reassessing whether existing contracts are or contain leases, forgo reassessing the classification of existing leases, forgo reassessing initial direct costs of existing leases at the initial application date and to combine lease and nonlease components. Additionally, the Company did not consider any leases with original lease terms less than one year. See Note 2 for additional disclosures related to the Company’s leases.
Accounting standards not yet adopted—In June 2016, the FASB issued ASU 2016-13, Topic 326, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured as amortized cost. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company expects to adopt the standard effective December 30, 2019. The Company is currently reviewing the requirements of the standard.
NOTE 2: LEASES
Tribune’s leased facilities are approximately 4.0 million square feet in the aggregate. The Company currently has leased newspaper production facilities in Connecticut, Florida, Illinois, Maryland, New Jersey, and Pennsylvania, however Tribune owns substantially all of the production equipment. For printing plants, the initial lease term is 10 years with two options to renew for additional 10 year terms. For distribution facilities, the initial lease term is generally five years, with options to renew either two or three additional five year terms. Our corporate headquarters are located at 160 N. Stetson Avenue, Chicago, Illinois. The lease is for approximately 137,000 square feet with a 10 year and 11 month term for one floor and a 12 year term for four floors, expiring in 2028 and 2030, respectively. The Company has rent escalations, rent holidays and leasehold improvement incentives which are included in the determination of the right-of-use asset (“ROU”) and the lease liabilities.
Tribune subleases certain facilities that are approximately 0.1 million square feet in aggregate. The terms of these subleases are from five to seven years and expire between 2019 and 2023.
Tribune determines if an arrangement is a lease at inception. Operating leases are included in lease ROU assets, current portion of long-term lease liabilities, and long-term lease liabilities on the consolidated balance sheets. Finance leases are included in property, plant and equipment, current portion of long-term debt and long-term debt on the consolidated balance sheets. Amortization of the operating leases ROU assets is included in other operating expenses. Amortization of finance leases is included in depreciation expense. Sublease income is included as an offset to lease expense in other operating expenses.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, Tribune uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The recorded operating lease ROU asset on the balance sheet reflects lease payments made to date and excludes lease incentives and initial direct costs incurred. The lease terms may include options to

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Certain lease agreements have lease and non-lease components, which are generally accounted for together.
Below is a summary of information related to the Company’s leases (in thousands) for the three months ended March 31, 2019:

Lease cost:
Finance lease cost	$78
Operating lease cost	7,496
Variable lease cost	1,625
Sublease income	(1,129)
Total lease cost	$8,070

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,305
Financing cash flows from finance leases	$50
Right of use assets obtained in exchange for new operating lease liabilities	$121
Weighted average remaining lease term - finance leases	2.0
Weighted average remaining lease term - operating leases	6.4
Weighted average discount rate - finance leases	5.7%
Weighted average discount rate - operating leases	4.72%
Future minimum lease payments under noncancelable operating lease arrangements having initial terms of one year or more as of March 31, 2019 are as follows (in thousands):

	Operating leases	Finance leases	Subleases
4/1/2019 - 3/30/2020	$31,589	$413	$3,966
3/31/2020 - 3/28/2021	28,977	100	3,300
3/29/2021 - 3/27/2022	26,333	6,892	2,491
3/28/2022 - 3/26/2023	24,036	—	2,280
3/27/2023 - 3/31/2024	12,701	—	1,582
Thereafter	39,461	—	—
Total future lease payments	$163,097	$7,405	$13,619
Less imputed interest	$24,094	$225	$—
Net future minimum lease payments	$139,003	$7,180	$13,619
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
The Company receives a significant portion of the payments from its subscribers in advance of the delivery of the content both either in print or digitally. These up-front payments and fees are recorded as deferred revenue upon receipt and

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

generally require deferral of revenue recognition to a future period until the Company performs its obligations under the subscription agreement. The deferred revenue is recognized as revenue as the content is delivered. The deferred revenue is considered a contract liability under ASC 606. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. Therefore, the Company has no contract assets as defined under ASC 606. As of December 30, 2018, the Company had a contract liabilities balance from continuing operations of $54.0 million, of which $34.4 million has been recognized as revenue in the three months ended March 31, 2019.
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
During the three months ended March 31, 2019, the Company implemented reductions in staffing levels in its operations of 89 positions for which the Company recorded pretax charges related to these reductions and executive separations totaling $7.0 million. These reductions include 23 positions related to the voluntary severance incentive plan initiated in the fourth quarter of 2018. The related salary continuation payments began during the first quarter and are expected to continue through the first quarter of 2020.
Included in the first quarter severance charge is approximately $4.0 million related to the separation of the Company’s CEO and two senior executives in the digital space. Each of these employees had employment contracts which provided for immediate payout of any contractual compensation under the employment agreement in the event of separation. These employment agreements were amended to permit payment of the severance as salary continuation over the remainder of 2019, during which time equity-based awards would continue to vest. The severance payments to these executives, including compensation and medical benefits, if any, were accrued in the first quarter of 2019. Additionally, as a result of the separation the Company recognized accelerated stock based compensation expense in the first quarter of 2019 of $1.5 million.
During the three months ended April 1, 2018, the Company identified reductions in staffing levels of 182 positions for which the Company recorded pretax charges related to these reductions totaling $5.7 million.
A summary of the activity with respect to the Company’s severance accrual for the three months ended March 31, 2019 is as follows (in thousands):

Balance at December 30, 2018	$28,845
Provision	7,042
Payments	(19,461)
Balance at March 31, 2019	$16,426
Charges for severance and related expenses are included in compensation expense in the accompanying Consolidated Statements of Loss.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5: RELATED PARTY TRANSACTIONS
Transition Services Agreement with NantMedia Holdings, LLC
In connection with the closing of the sale of the California Properties, the Company entered into a transition services agreement (“TSA”) with NantMedia Holdings, LLC (“NantMedia”), providing for up to twelve months of transition services between the parties at negotiated rates approximating cost. On January 17, 2019, this agreement was amended to extend the date of transition services to June 30, 2020. Either party may discontinue all or a portion of the services being provided to such party by providing 60 days advance notice. See Note 7 for additional information on the sale of the California Properties.
As the operational transition continues, there are certain costs that the Company paid on behalf of NantMedia due to commingled contracts and processes. Such costs include newsprint, rent, benefits, and other operating activities. The TSA provides for reimbursement to the Company for such charges until the contracts and processes can be separated. Additionally, the Company receives some revenue payments related to commingled revenue contracts that include the California Properties. These payments are reimbursed to NantMedia. A summary of the activity with respect to the TSA for the three and three months ended March 31, 2019 is as follows (in thousands):

Three months ended March 31, 2019
Accounts receivable from NantMedia beginning balance	$17,909
Revenue for TSA services	7,005
Reimbursable costs	16,346
Amounts received for TSA services	(5,866)
Amounts received for reimbursable costs	(25,237)
Amounts paid to third parties under commingled revenue contracts	6,065
Amounts collected from third parties under commingled revenue contracts	(5,447)
Accounts receivable from NantMedia balance as of March 31, 2019(i)	$10,775
(i)The accounts receivable from NantMedia balance as of March 31, 2019 consists of $8.6 million of charges which had been billed and $2.2 million of charges which had not been billed as of that date.
Merrick Consulting Agreement
On December 20, 2017, the Company entered into a Consulting Agreement with Merrick Ventures LLC (“Merrick Ventures”) and solely for certain sections thereof, Michael W. Ferro, Jr. and Merrick Media, LLC (“Merrick Media”). At the time the agreement was signed, Mr. Ferro was also Chairman of Tribune’s Board of Directors and, together with Merrick Ventures and Merrick Media, a significant stockholder. The Consulting Agreement provided for the engagement of Merrick Ventures on a non-exclusive basis to provide certain management expertise and technical services for an annual fee of $5 million in cash, payable in advance on the first business day of each calendar year. The Consulting Agreement provided for a rolling three-year term, with the initial term continuing through December 31, 2020. The Company made the initial $5.0 million payment in early January 2018. On March 18, 2018, Mr. Ferro retired from the Company’s Board. As Mr. Ferro was no longer actively engaged in the business and the Company remained contractually committed for the future payments due under the Consulting Agreement, the Company recognized expense for the full $15.0 million due under the Consulting Agreement in outside services in the first quarter of 2018. In the second quarter of fiscal year 2018, the Company amended the Consulting Agreement. The amendment reduced the total fees due under the Consulting Agreement by $2.5 million (from $15 million to $12.5 million) and allows the Company to engage Merrick Ventures as its advisor, if it so chooses, but at no additional cost to the Company. If so engaged, the Company would indemnify Merrick Ventures if the Company requests it to meet with third parties. In June 2018, the Company paid the remaining $7.5 million in fees due under the amended Consulting Agreement in connection with the execution of the amendment. The Company recognized a credit of $2.5 million for the reduction in fees due under the Consulting Agreement in outside services in the second quarter of 2018. The non-

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

compete covenants and amended Securities Purchase Agreement terms contained in the Consulting Agreement were not altered by the amendment and remain in place through December 31, 2020.
NOTE 6: ACQUISITIONS
Virginian-Pilot
On May 28, 2018, the Company acquired Virginian-Pilot Media Companies, LLC (“Virginian-Pilot”), the owner of The Virginian-Pilot daily newspaper based in Norfolk, Virginia, pursuant to a Securities Purchase Agreement, for a cash purchase price of $34.0 million less a post-close working capital adjustment of $0.1 million from the seller.
During the first quarter of 2019, the Company completed the determination of the fair value of the assets acquired, including intangible assets and noncontrolling interest, and liabilities assumed. There were no adjustment to the allocation of the purchase price which is as follows (in thousands):

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
NOTE 7: DISPOSITIONS AND DISCONTINUED OPERATIONS
On February 7, 2018, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) by and between the Company and Nant Capital, LLC (“Nant Capital”) pursuant to which the Company agreed to sell the California Properties to Nant Capital for an aggregate purchase price of $500 million in cash, plus the assumption of unfunded pension liabilities related to the San Diego Pension Plan, less a post-closing working capital adjustment to the buyer of $9.7 million (the "Nant Transaction"). The Nant Transaction closed on June 18, 2018 and resulted in a pre-tax gain of $404.8 million. The operations of the California Properties were included in both the M and X segments.
On May 23, 2018, the Company sold substantially all of the assets of forsalebyowner.com in an asset sale for $2.5 million, less a post-closing working capital payment to the buyer of $0.1 million, plus an advertising sales commitment of $4.5 million over a term of two years. The forsalebyowner.com balances are reflected as related to discontinued operations on the consolidated balance sheets for all periods presented and the results of operations are included in discontinued operations for all periods presented. In prior filings, forsalebyowner.com was part of segment X.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Discontinued Operations
Earnings from discontinued operations for the three months ended April 1, 2018, included in the Consolidated Statements of Loss are comprised of the following (in thousands):

Operating revenues	$117,077
Operating expenses:
Compensation	33,698
Newsprint and ink	7,436
Outside services	31,575
Other operating expenses	29,887
Depreciation and amortization	2,058
Total operating expenses	104,654
Income from operations	12,423
Interest expense, net	(30)
Gain on equity investments, net	725
Income tax expense	(588)
Income from discontinued operations, net of tax	$13,706
Discontinued operations by segment for the three months ended April 1, 2018, are presented below (in thousands):

Operating revenues
M	$104,206
X	12,859
Corporate and eliminations	12
$117,077
Income from Operations
M	$10,416
X	2,007
Corporate and eliminations	—
$12,423
Depreciation and amortization
M	$1,993
X	65
$2,058

The following table presents the aggregate carrying amounts of assets and liabilities related to discontinued operations in the Consolidated Balance Sheets (in thousands):

	March 31, 2019	December 30, 2018

Carrying amount of liabilities associated with discontinued operations:
Income Tax Payable	6,249	6,249
Total liabilities associated with discontinued operations	$6,249	$6,249

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8: INVENTORIES
Inventories consisted of the following (in thousands):

	As of
	March 31, 2019	December 30, 2018
Newsprint	$8,968	$9,273
Supplies and other	299	314
Total inventories	$9,267	$9,587
Inventories are stated at the lower of cost or net realizable value determined using the first-in, first-out basis for all inventories.
NOTE 9: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets at March 31, 2019 and December 30, 2018, consisted of the following (in thousands):

	March 31, 2019			December 30, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Subscribers (useful life of 2 to 10 years)	$7,312	$(4,987)	$2,325	$7,312	$(4,730)	$2,582
Advertiser relationships (useful life of 2 to 13 years)	27,648	(13,151)	14,497	27,648	(12,497)	15,151
Tradenames (useful life of 20 years)	15,100	(3,538)	11,562	15,100	(3,343)	11,757
Other (useful life of 1 to 20 years)	16,181	(4,611)	11,570	17,744	(4,831)	12,913
Total intangible assets subject to amortization	$66,241	$(26,287)	39,954	$67,804	$(25,401)	42,403

Software (useful life of 2 to 10 years)	$139,095	$(112,927)	26,168	$136,005	$(108,888)	27,117

Goodwill and other intangible assets not subject to amortization:
Goodwill			132,172			132,146
Newspaper mastheads			34,826			34,826
Total goodwill and other intangible assets			$233,120			$236,492
NOTE 10: INCOME TAXES
For the three months ended March 31, 2019, the Company recorded an income tax benefit related to continuing operations of $2.9 million. The effective tax rate on pretax income was 37.9% in the three months ended March 31, 2019. For the three months ended March 31, 2019, the rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, and nondeductible expenses.
For the three months ended April 1, 2018, the Company recorded an income tax benefit of $6.6 million. The effective tax rate on pretax income from continuing operations was 19.1% in the three months ended April 1, 2018. For the three months ended April 1, 2018, the rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit and nondeductible expenses. For fiscal year 2018, the Company forecasted a full year pretax loss. In the case of a pretax loss, the unfavorable permanent differences, such as non-deductible meals and entertainment expense, have the effect of decreasing the tax benefit which, in turn, decreases the effective tax rate.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11: PENSION AND OTHER POSTRETIREMENT BENEFITS
Multiemployer Pension Plans
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. In April 2019, the Company made a contribution of $10.1 million to the amended rehabilitation plan for the Chicago Newspaper Publishers Drivers’ Union Pension Plan which will be expensed in the second quarter of 2019. The Company expects to contribute $1.6 million in the remainder of 2019.
Defined Benefit Plans
The Company is the sponsor of a single-employer defined benefit plan, the Daily News Retirement Plan (the “NYDN Pension Plan”). The NYDN Pension Plan provides benefits to certain current and former employees of the New York Daily News. As of March 31, 2018, future benefits under the NYDN Pension Plan were frozen and no new participants are permitted after that time. The Company contributed $0.5 million to the NYDN Pension Plan in the three months ended March 31, 2019. The Company expects to contribute $2.0 million to the NYDN Pension Plan during the remainder of 2019. The components of net periodic benefit for the NYDN Pension Plan are as follows (in thousands):

	Three Months Ended		Affected Line Items in the Consolidated Statements of Loss
	March 31, 2019	April 1, 2018
Service cost	$80	$80	Compensation
Interest cost	811	811	Other income, net
Expected return on assets	(1,168)	(1,168)	Other income, net
Net periodic benefit	$(277)	$(277)
Postretirement Benefits Other Than Pensions
The Company provides postretirement health care to retirees pursuant to a number of benefit plans. The plans are frozen for new non-union employees. There is some variation in the provisions of these plans, including different provisions for lifetime maximums, prescription drug coverage and certain other benefits. The components of net periodic benefit credit for the Company’s postretirement health care and life insurance plans are as follows (in thousands):

	Three Months Ended		Affected Line Items in the Consolidated Statements of Loss
	March 31, 2019	April 1, 2018
Service cost	$4	$3	Compensation
Interest cost	10	9	Other income, net
Amortization of prior service credits	(82)	(2,634)	Other income, net
Amortization of actuarial gains	—	(658)	Other income, net
Net periodic benefit	$(68)	$(3,280)
NOTE 12: NONCONTROLLING INTEREST
The noncontrolling interest represents the 40% membership interest in BestReviews not owned by the Company. In connection with acquisition of BestReviews, the Company and the seller entered into an amended and restated limited liability company agreement of BestReviews (the “LLC Agreement”). Subject to the terms of the LLC Agreement, the Company currently has the right, which began six months after the closing date of the acquisition, to purchase all (but not less than all) of the remaining 40% of the membership interests of BestReviews (the “Call Option”). In addition, beginning six months after closing date of the acquisition, the Company is entitled to exercise a one-time right to purchase 25% of the units of membership interest of BestReviews retained by the seller with terms identical to those applicable to the Call Option.
The seller also has the right, beginning three years after closing date of the acquisition, to cause the Company to purchase all (but not less than all) of the remaining 40% of the membership interests of BestReviews (the “Put Option”) at a purchase price to be determined in the same manner as if the Call Option was exercised.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The noncontrolling interest is presented between liabilities and stockholders’ equity within the Company’s consolidated balance sheet because the Put Option described above could, upon exercise, require the Company, under certain circumstances, to pay cash to purchase the noncontrolling interest. Each quarter, the carrying value of noncontrolling interest is adjusted to the amount the Company would be required to pay the noncontrolling interest holders as if the Put Option had been exercised as of the balance sheet date, with an offsetting adjustment to stockholders’ equity. Adjustments to increase (decrease) the carrying value of noncontrolling interest also reduce (increase) the amount of net income or loss attributable to Tribune common stockholders for purposes of determining both basic and diluted earnings per share.
A summary of the activity with respect to non-controlling interest for the three months ended March 31, 2019 is as follows (in thousands):

Balance at December 30, 2018	$39,756
Loss attributable to noncontrolling interest	(39)
Balance at March 31, 2019	$39,717
NOTE 13: EARNINGS PER SHARE
Basic earnings per common share is calculated by dividing net income (loss) attributable to Tribune common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of common shares under equity-based compensation plans, except where the inclusion of such common shares would have an anti-dilutive impact. In accordance with ASC 260-10-55, net loss from continuing operations is the control number in determining whether potential common shares are dilutive. Since there is loss from continuing operations, all potential common shares are considered anti-dilutive.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended March 31, 2019 and April 1, 2018, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2019	April 1, 2018
Income (Loss) - Numerator:
Net loss from continuing operations	$(4,714)	$(28,071)
Less: Net income (loss) from continuing operations attributable to noncontrolling interest	(39)	262
Loss available to common shareholders, before discontinued operations	(4,675)	(28,333)
Income from discontinued operations	—	13,706
Net loss available to Tribune stockholders	$(4,675)	$(14,627)

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	35,628	34,801
Dilutive effect of employee stock options and RSUs	—	—
Adjusted weighted average shares outstanding (diluted)	35,628	34,801

Net loss attributable to Tribune per common share:
Continuing operations	$(0.13)	$(0.81)
Discontinued operations	—	0.39
Net loss per common share	$(0.13)	$(0.42)

Diluted loss per common share:
Continuing operations	$(0.13)	$(0.81)
Discontinued operations	—	0.39
Net loss per common share-diluted	$(0.13)	$(0.42)
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 924,887 and 1,022,387 for both the three months ended March 31, 2019 and April 1, 2018, respectively.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 1,224,481 and 1,912,370 for both the three months ended March 31, 2019 and April 1, 2018, respectively.
NOTE 14: STOCKHOLDERS’ EQUITY
Stock Repurchases
On March 13, 2019, the Board of Directors authorized $25.0 million to be used for stock repurchases for 24 months from the date of authorization. No repurchases were made in the three months ended March 31, 2019.
Significant Shareholders
Merrick Media, LLC
On March 23, 2017, the Company entered into Amendment No. 1 (the “Amendment”) to the Securities Purchase Agreement dated February 3, 2016 among the Company, Merrick Media, LLC (“Merrick Media”) and Michael W. Ferro, Jr., the Company’s non-executive Chairman of the Board at the time the agreement was signed. The Amendment increased from 25% to 30% the maximum percentage of the Company’s outstanding shares of common stock that Merrick Media and its affiliates may acquire. This restriction expired on February 4, 2019 or 30 days after the consulting agreement with Merrick Ventures.
Mr. Ferro is the manager of Merrick Venture Management, LLC, which is the sole manager of Merrick Media. Because Merrick Venture Management, LLC serves as the sole manager of Merrick Media, Mr. Ferro may be deemed to indirectly control all of the shares of the Company’s common stock owned by Merrick Media. Mr. Ferro, together with his affiliated entities, beneficially owned 9,071,529 shares of Tribune common stock, which represented 25.4% of Tribune common stock as of March 31, 2019.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nant Capital, LLC
Dr. Patrick Soon-Shiong, a former director of the Company, together with Nant Capital, LLC (“Nant Capital”), beneficially own 8,743,619 shares of Tribune common stock, which represented 24.5% of the outstanding shares of Tribune common stock as of March 31, 2019. California Capital Equity, LLC (“CalCap”) directly owns all of the equity interests of Nant Capital, and CalCap may be deemed to have beneficial ownership of the shares held by Nant Capital. Dr. Soon-Shiong directly owns all of the equity interests of CalCap and may be deemed to beneficially own and share voting power and investment power with Nant Capital over all shares of Tribune common stock beneficially owned by Nant Capital. Under the Securities Purchase Agreement dated May 22, 2016, among the Company, Nant Capital and Dr. Patrick Soon-Shiong (“Nant Purchase Agreement”), Nant Capital and Dr. Soon-Shiong and their respective affiliates are prohibited, without the prior written approval of the Board of Directors, from acquiring additional equity of the Company if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then-outstanding shares of common stock. This prohibition expires on June 1, 2019. The Nant Purchase Agreement also includes covenants perpetually prohibiting the transfer of shares of the Company’s common stock if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then-outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the Company’s then-existing primary geographical markets.

On January 17, 2019, Dr. Patrick Soon-Shiong, NantMedia Holdings, LLC and Nant Capital entered into a Standstill and Voting Agreement (“Standstill Agreement”) with the Company. The Standstill Agreement provides that until June 30, 2020, Dr. Patrick Soon-Shiong, Nant Media, and Nant Capital will not (a) make or participate in any solicitation of proxies to vote, or seek to advise or knowingly influence any person with respect to the voting of any voting securities of the Company, (b) join or participate in a “group” (as defined in the rules of the SEC) in connection with any securities of the Company or (c) seek to control or knowingly influence the management, board of directors or policies of the Company. Furthermore, under the Standstill Agreement, Dr. Patrick Soon-Shiong, Nant Media and Nant Capital will, until June 30, 2020, vote their shares of common stock (a) in favor of each nominee or director designated by the Nominating and Governance Committee of the Board of Directors at each election of directors and (b) in accordance with the Board’s recommendations on any change of control transaction involving the Company at or above a minimum purchase price. The Company has recorded a charge to non-operating expense for $0.5 million related to the Standstill Agreement.
NOTE 15: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, where applicable (in thousands):

	Foreign Currency	OPEB	Pension	Total
Balance at December 30, 2018	$(39)	$303	$(237)	$27
Amounts reclassified from AOCI	—	(59)	—	(59)
Foreign currency translation adjustments	(2)	—	—	(2)
Balance at March 31, 2019	$(41)	$244	$(237)	$(34)

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the amounts and line items in the Consolidated Statements of Loss where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the three months ended March 31, 2019 and April 1, 2018 (in thousands):

	Three Months Ended
	March 31, 2019	April 1, 2018	Affected Line Items in the Consolidated Statements of Loss
Accumulated Other Comprehensive Income (Loss) Components
Pension and postretirement benefit adjustments:
Amortization of prior service credits	$(82)	$(2,634)	Other income, net
Amortization of actuarial gains	—	(658)	Other income, net
Total before taxes	(82)	(3,292)
Tax effect	(23)	(915)	Income tax benefit
Total reclassifications for the period	$(59)	$(2,377)
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
The Company measures segment profit using income (loss) from operations, which is defined as income (loss) from operations before net interest expense, gain on investment transactions, reorganization items and income taxes.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Disaggregated operating revenues and income (loss) from continuing operations by operating segment for the three months ended March 31, 2019 and April 1, 2018, respectively, were as follows for the periods indicated (in thousands):

	Three Months Ended
	M		X		Corporate and Eliminations		Consolidated
	(Print)		(Digital)
	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018

Advertising	$75,932	$82,742	$20,836	$22,050	$—	$—	$96,768	$104,792
Circulation	86,670	84,626	—	—	—	—	86,670	84,626
Commercial print and delivery	24,459	27,005	—	—	—	—	24,459	27,005
Direct mail	8,638	7,603	—	—	—	—	8,638	7,603
Content syndication and other	2,326	2,235	18,747	13,094	6,917	(989)	27,990	14,340
Other	35,423	36,843	18,747	13,094	6,917	(989)	61,087	48,948
Operating revenues	198,025	204,211	39,583	35,144	6,917	(989)	244,525	238,366
Operating expenses	184,227	204,411	44,783	35,755	22,917	29,278	251,927	269,444
Income (loss) from operations	$13,798	$(200)	$(5,200)	$(611)	$(16,000)	$(30,267)	(7,402)	(31,078)
Interest income (expense), net							220	(6,564)
Loss on early extinguishment of debt							—	—
Loss on investments, net							(487)	(729)
Other income, net							73	3,663
Loss from continuing operations before income taxes							$(7,596)	$(34,708)
Depreciation and amortization	$6,286	$3,972	$2,177	$4,549	$3,621	$3,925	$12,084	$12,446
The operating revenues and operating results from continuing operations presented above are not necessarily indicative of the results that may be expected for the full fiscal year.
NOTE 18: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Three months ended
	March 31, 2019	April 1, 2018
Cash paid during the period for:
Interest	$—	$5,272
Income taxes, net of refunds	(141)	167
Non-cash items in investing activities:
Value of shares issued for acquisition	—	34,595
The Company established restricted cash to collateralize outstanding letters of credit related to workers compensation obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash as

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

reported within the Consolidated Condensed Balance Sheet that sum to the cash, cash equivalents and restricted cash as reported in the Consolidated Statement of Cash Flows (in thousands):

	As of
	March 31, 2019	December 30, 2018
Cash and cash equivalents	$98,206	$97,560
Restricted cash included in other assets	43,947	43,947
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$142,153	$141,507

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Company’s Consolidated Financial Statements and related Notes filed as part of this Quarterly Report, and “Cautionary Statement Concerning Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Quarterly Report as well as the factors described in our Annual Report on Form 10-K as filed with the SEC on March 18, 2019 (“the “2018 Annual Report”), particularly under Item 1A. “Risk Factors,” and in the Company’s other filings with the SEC.
We believe that the assumptions underlying the Consolidated Financial Statements included in this Quarterly Report are reasonable. However, the Consolidated Financial Statements may not necessarily reflect our results of operations, financial position and cash flows for future periods.
OVERVIEW
Tribune Publishing Company was formed as a Delaware corporation on November 21, 2013. Tribune Publishing Company together with its subsidiaries (collectively, the “Company” or “Tribune”) is a media company rooted in award-winning journalism. Headquartered in Chicago, Tribune operates local media businesses in eight markets with titles including the Chicago Tribune, New York Daily News, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Virginia’s Daily Press and The Virginian-Pilot, The Morning Call of Lehigh Valley, Pennsylvania and the Hartford Courant. Tribune also operates Tribune Content Agency (“TCA”) and on February 6, 2018, the Company became a majority owner in BestReviews LLC (“BestReviews”). On May 28, 2018, the Company acquired Virginian-Pilot Media Companies, LLC, owner of The Virginian-Pilot a daily newspaper based in Norfolk, Virginia and associated businesses (“Virginian-Pilot”).
Tribune’s continuing legacy of brands have earned a combined 61 Pulitzer Prizes and are committed to informing, inspiring and engaging local communities. Tribune’s brands create and distribute content across its media portfolio, offering integrated marketing, media, and business services to consumers and advertisers, including digital solutions and advertising opportunities.
The Company continually assesses its operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. In the past these activities have included, and could include in the future, outsourcing of various functions or operations, abandonment of leased space and other activities which may result in changes to employee headcount. See Note 4 to the Consolidated Financial Statements for more information on changes in operations in the first three months of 2019. The Company expects to continue to take actions deemed appropriate to enhance profitability but does not currently know whether or when any such actions will occur or the potential costs and expected savings. Depending on the actions taken and the timing of any such actions, the anticipated cost savings could be recognized in fiscal periods that do not correspond to the fiscal period(s) in which the charges are recognized. As a result, the Company’s net income trends could be impacted and more difficult to predict.
Segments
The Company manages its business as two distinct segments, M and X. Segment M is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. Segment X includes the Company’s digital revenues and related digital expenses, from local Tribune websites, third party websites, mobile applications, digital-only subscriptions, Tribune Content Agency, and BestReviews.
Segment M
Segment M’s media groups include the Chicago Tribune Media Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group, the New York Daily News Group and the Virginia Media Group (includes the Daily Press and The Virginian-Pilot).
In the three months ended March 31, 2019, 38.3% of segment M’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and from the delivery of preprinted advertising supplements. Approximately 43.8% of operating revenues for the three months ended March 31, 2019 were generated from the sale of newspapers and other publications to individual subscribers or to sales outlets that re-sell the newspapers. The remaining 17.9% of operating revenues for the three months ended March 31, 2019 were generated from the provision of commercial printing and delivery services to other newspapers, direct mail advertising and services, and other related activities.
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

As of March 31, 2019, the Company’s prominent print publications include:

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
TCA is a syndication and licensing business providing content solutions for publishers around the globe.  Working with a vast collection of the world’s news and information sources, TCA delivers a daily news service and syndicated premium content to over 2,000 media and digital information publishers in more than 70 countries. Tribune News Service delivers material from 70 leading publications, including Chicago Tribune, Bloomberg News, Miami Herald, The Dallas Morning News, Seattle Times, The Philadelphia Inquirer, and Los Angeles Times. Tribune Premium Content syndicates columnists such as Leonard Pitts, Cal Thomas, Clarence Page, Ask Amy, and Rick Steves. TCA manages the licensing of premium content from publications such as Rolling Stone, The Atlantic, Fast Company, Mayo Clinic, Variety and many more. TCA traces its roots to 1918.
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
In the three months ended March 31, 2019, 52.6% of segment X’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space on interactive websites and digital marketing services. The remaining 47.4% of operating revenues for the three months ended March 31, 2019 were generated from the sale of digital content and other related activities.
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
As of March 31, 2019, the Company’s prominent websites include:

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

Results of Operations
Consolidated
Operating results from continuing operations for the three months ended March 31, 2019 and April 1, 2018 are shown in the table below (in thousands).

	Three months ended
	Mar 31, 2019	Apr 1, 2018	% Change
Operating revenues	$244,525	$238,366	2.6%
Compensation	97,709	110,765	(11.8%)
Newsprint and ink	16,103	14,598	10.3%
Outside services	83,813	98,982	(15.3%)
Other operating expenses	42,218	32,653	29.3%
Depreciation and amortization	12,084	12,446	(2.9%)
Total operating expenses	251,927	269,444	(6.5%)
Loss from operations	(7,402)	(31,078)	(76.2%)
Interest expense, net	220	(6,564)	*
Loss on equity investments, net	(487)	(729)	(33.2%)
Other income, net	73	3,663	(98.0%)
Income tax benefit	(2,882)	(6,637)	(56.6%)
Loss from continuing operations	(4,714)	(28,071)	(83.2%)
Income from discontinued operations, net of taxes	—	13,706	*
Net loss	(4,714)	(14,365)	(67.2%)
Income (loss) attributable to noncontrolling interest	(39)	262	*
Net loss attributable to Tribune	$(4,675)	$(14,627)	(68.0%)
* Represents positive or negative change in excess of 100%
Three months ended March 31, 2019 compared to the three months ended April 1, 2018
Operating Revenues—Operating revenues increased 2.6%, or $6.2 million, in the three months ended March 31, 2019 compared to the same period for 2018. The increase was due primarily to the combined impact of the acquisitions of BestReviews in the first quarter of 2018, and The Virginian-Pilot in the second quarter of 2018. Such acquisitions contributed $20.2 million in revenue during the three months ended March 31, 2019 compared to $3.2 million during the three months ended April 1, 2018. The increase also includes TSA revenue of $6.9 million. These increases were partially offset by decreases in advertising revenue.
Compensation Expense—Compensation expense decreased 11.8%, or $13.1 million, in the three months ended March 31, 2019. This decrease was due primarily to a decrease in salary expense of $18.1 million as a result of the reduction in headcount related to personnel restructuring in the current and prior periods. This decrease was partially offset by increases due to the acquisitions, which contributed $5.0 million in the three months ended March 31, 2019 compared to $0.2 million during the three months ended April 1, 2018.
Newsprint and Ink Expense—Newsprint and ink expense increased 10.3%, or $1.5 million, in the three months ended March 31, 2019. This increase was due primarily to the acquisitions, which contributed $1.2 million in the three months ended March 31, 2019.
Outside Services Expense—Outside services expense decreased 15.3%, or $15.2 million, in the three months ended March 31, 2019. This decrease was due primarily to expense recorded in 2018 related to the Consulting Agreement described in Note 5 to the Consolidated Financial Statements. Additional decreases in expenses were offset by increases due to the acquisitions, which contributed $4.8 million in the three months ended March 31, 2019 compared to $0.2 million during the three months ended April 1, 2018.
Other Operating Expenses—Other expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses. These expenses increased 29.3%, or $9.6 million, in the three months ended March 31, 2019. This increase was due primarily to the acquisitions, which contributed $9.2 million in the three months ended March 31, 2019 compared to $2.1 million during the three months ended April 1, 2018.
Depreciation and Amortization Expense—Depreciation and amortization expense was consistent with the prior year.
Interest Expense, Net—Interest expense decreased as the Company’s senior term facility was repaid in full in June 2018.
Loss on Equity Investments, Net—Loss on equity investments, net was consistent with the prior year.
Other Income, Net—The decrease in other income, net is due to increased credits in 2018 related to periodic benefit costs. In 2018 the Company terminated the non-union post-retirement medical plan. As such, remaining amounts in accumulated other comprehensive income were amortized to expense during 2018.
Income Tax Benefit—Income tax benefit decreased $3.8 million for the three months ended March 31, 2019 over the prior year period. For the three months ended March 31, 2019, the Company recorded an income tax benefit of $2.9 million. The effective tax rate on pretax income was 37.9% in the three months ended March 31, 2019. This rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit and non-deductible expenses.
For the three months ended April 1, 2018, the Company recorded income tax benefit of $6.6 million. The effective tax rate on pretax income was 19.1% in the three months ended April 1, 2018. This rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit and non-deductible expenses.
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
The Company measures segment profit using income (loss) from operations, which is defined as net income (loss) before net interest expense, gain on investment transactions, reorganization items and income taxes.
The tables below show the segmentation of income and expenses from continuing operations for the three months ended March 31, 2019 as compared to the three months ended April 1, 2018 (in thousands). Each three-month period consists of 13 weeks.

	Three Months Ended
	M		X		Corporate and Eliminations		Consolidated
	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018	Mar 31, 2019	Apr 1, 2018
Total revenues	$198,025	$204,211	$39,583	$35,144	$6,917	$(989)	$244,525	$238,366
Operating expenses	184,227	204,411	44,783	35,755	22,917	29,278	251,927	269,444
Income (loss) from operations	13,798	(200)	(5,200)	(611)	(16,000)	(30,267)	(7,402)	(31,078)
Depreciation and amortization	6,286	3,972	2,177	4,549	3,621	3,925	12,084	12,446
Adjustments (1)	3,686	4,877	5,555	1,950	7,366	20,344	16,607	27,171
Adjusted EBITDA	$23,770	$8,649	$2,532	$5,888	$(5,013)	$(5,998)	$21,289	$8,539
(1) See Non-GAAP Measures for additional information on adjustments.

Segment M

	Three Months Ended
(in thousands)	Mar 31, 2019	Apr 1, 2018	% Change
Operating revenues:
Advertising	$75,932	$82,742	(8.2%)
Circulation	86,670	84,626	2.4%
Other	35,423	36,843	(3.9%)
Total revenues	198,025	204,211	(3.0%)
Operating expenses	184,227	204,411	(9.9%)
Income (loss) from operations	13,798	(200)	*
Depreciation and amortization	6,286	3,972	58.3%
Adjustments (1)	3,686	4,877	(24.4%)
Adjusted EBITDA	$23,770	$8,649	*
(1) See Non-GAAP Measures for additional information on adjustments.
Three months ended March 31, 2019 compared to the three months ended April 1, 2018
Advertising Revenues—Total advertising revenues decreased 8.2%, or $6.8 million, in the three months ended March 31, 2019. Retail advertising decreased $12.4 million, year over year, primarily due to decreases in furniture, department store, and general merchandise categories. Classified advertising revenues decreased $1.6 million due to decreases in the employment category partially offset by increases in the legal notice category. National advertising remained consistent year over year. These decreases were partially offset by the acquisition of The Virginian-Pilot in the second quarter of 2018. The acquisition contributed $6.6 million in revenue during the three months ended March 31, 2019.
Circulation Revenues—Circulation revenues increased 2.4%, or $2.0 million, in the three months ended March 31, 2019. This increase was due primarily to the acquisition, which contributed $4.0 million in the three months ended March 31, 2019. The increase attributable to the acquisition was partially offset by a decrease in circulation volume which exceeded increases in rates.
Other Revenues—Other revenues decreased 3.9%, or $1.4 million, in the three months ended March 31, 2019, due primarily to declines of $2.9 million in revenues from commercial print and delivery. These decreases were partially offset by revenues from the acquisition, which contributed $1.2 million in the three months ended March 31, 2019.
Operating Expenses—Operating expenses decreased 9.9%, or $20.2 million, in the three months ended March 31, 2019. The decreases were in all expense categories with the largest being in compensation, insurance and bad debt expense. These decreases were partially offset by expenses from the acquisition, which contributed $14.3 million in the three months ended March 31, 2019.

Segment X

	Three Months Ended
(in thousands)	Mar 31, 2019	Apr 1, 2018	% Change
Operating revenues:
Advertising	$20,836	$22,050	(5.5%)
Content	18,747	13,094	43.2%
Total revenues	39,583	35,144	12.6%
Operating expenses	44,783	35,755	25.2%
Loss from operations	(5,200)	(611)	*
Depreciation and amortization	2,177	4,549	(52.1%)
Adjustments (1)	5,555	1,950	*
Adjusted EBITDA	$2,532	$5,888	(57.0%)
* Represents positive or negative change in excess of 100%
(1) See Non-GAAP Measures for additional information on adjustments.
Three months ended March 31, 2019 compared to the three months ended April 1, 2018
Advertising Revenues—Total advertising revenues decreased 5.5%, or $1.2 million, in the three months ended March 31, 2019. Classified advertising revenue decreased $2.2 million, primarily due to a decrease in the automotive category. Retail advertising revenue and national advertising revenue remained consistent with prior year. The net decrease in advertising revenue was partially offset by the combined impact of the acquisitions of BestReviews in the first quarter of 2018 and The Virginian-Pilot in the second quarter of 2018. Such acquisitions contributed $1.5 million in revenue during the three months ended March 31, 2019.
Content Revenues—Content revenues increased 43.2%, or $5.7 million, in the three months ended March 31, 2019. This increase was due primarily to the acquisition of BestReviews in the first quarter of 2018 and The Virginian-Pilot, which contributed $6.9 million in revenue during the three months ended March 31, 2019 compared to $3.2 million during the three months ended April 1, 2018, and an increase of $2.6 million in digital subscription revenue.
Operating Expenses—Operating expenses increased 25.2%, or $9.0 million, in the three months ended March 31, 2019. This increase was primarily due to acquisitions, which contributed $8.3 million in the three months ended March 31, 2019 compared to $2.6 million during the three months ended April 1, 2018. Additionally, allocations of shared costs increased.

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

	Three Months Ended
(in thousands)	March 31, 2019	April 1, 2018	% Change
Loss from continuing operations	$(4,714)	$(28,071)	(83.2%)
Income tax benefit from continuing operations	(2,882)	(6,637)	(56.6%)
Interest expense, net	(220)	6,564	*
Loss on equity investments, net	487	729	(33.2%)
Other income, net	(73)	(3,663)	(98.0%)
Loss from continuing operations	(7,402)	(31,078)	(76.2%)
Depreciation and amortization	12,084	12,446	(2.9%)
Restructuring and transaction costs (1)	10,870	25,584	(57.5%)
Stock-based compensation	5,737	1,587	*
Adjusted EBITDA from continuing operations	$21,289	$8,539	*
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
Sources and Uses
The Company expects to fund capital expenditures and pension payments due in 2019 and other operating requirements through a combination of cash flows from operations and investments. The Company’s financial and operating performance remains subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond the control of the Company and, despite the Company’s current liquidity position, no assurances can be made that cash flows from operations and investments, or dispositions of assets or operations will be sufficient to satisfy the Company’s future liquidity needs.
The table below details the total operating, investing and financing activity cash flows from continuing operations for the three months ended March 31, 2019 and April 1, 2018 (in thousands):

	Three months ended
	March 31, 2019	April 1, 2018
Net cash provided by operating activities	$4,744	$16,495
Net cash used for investing activities	(4,061)	(42,064)
Net cash used for financing activities	(37)	(6,131)
Increase (decrease) in cash attributable to continuing operations	$646	$(31,700)
Cash flow generated from operating activities is Tribune’s primary source of liquidity. Net cash provided by operating activities from continuing operations was $4.7 million for the three months ended March 31, 2019, down $11.8 million from $16.5 million for the three months ended April 1, 2018. The decrease was primarily driven by unfavorable fluctuations in working capital related to payments related to headcount reductions of $12.1 million and timing of newsprint payments of $9.4 million.
Net cash used for investing activities from continuing operations totaled $4.1 million in the three months ended March 31, 2019, primarily due to $3.9 million used for capital expenditures. In the three months ended April 1, 2018, net cash used in investing activities totaled $42.1 million primarily due to $33.9 million used for acquisitions and $7.0 million for capital expenditures.
There was no material cash used for financing activities for the three months ended March 31, 2019. In the three months ended April 1, 2018, net cash used for financing activities totaled $6.1 million, which included $5.3 million in loan payments on senior debt.
There was no cash provided by discontinued operations in the three months ended March 31, 2019. In the three months ended April 1, 2018, net cash used for discontinued operations totaled $3.1 million primarily due to cash used for operating activities of the Los Angeles Times and The San Diego Union-Tribune.
Multiemployer pension
As disclosed in the 2018 Annual Report, the trustees of the Chicago Newspaper Publishers Drivers’ Union Pension Plan’s (the “Drivers’ Plan”) agreed to a plan of merger with the Teamsters Local Union No. 727 Pension Fund. In contemplation of the merger, on December 13, 2018, the Drivers’ Plan adopted an amendment to its prior rehabilitation plan.

Under the amended rehabilitation plan, the Company will make future contributions of $68.4 million paid over seven years regardless of whether the merger is consummated. The merger agreement has been approved by both unions and is awaiting approval by the Pension Benefit Guaranty Corporation (“PBGC”). The effective date of the merger is 30 days after the PBGC approval. In addition to the committed future contributions under the amended rehabilitation plan, the Company’s funding obligation will be subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations. The Company expects to contribute $11.7 million to the Drivers’ Plan under amended rehabilitation plan during the remainder of 2019, including a contribution of $10.1 made in April 2019 which will be recognized as expense in the second quarter of 2019.
Employee Reductions
During the three months ended March 31, 2019, the Company implemented reductions in staffing levels in its operations of 89 positions for which the Company recorded pretax charges related to these reductions totaling $7.0 million. These reductions include 23 positions related to the voluntary severance incentive plan initiated in the fourth quarter of 2018. The related salary continuation payments began during the first quarter and the final payment to the last employee is expected to be made in the first quarter of 2020.
New Accounting Standards
See Note 1 in the Consolidated Financial Statements for a description of new accounting standards issued and/or adopted in the three months ended March 31, 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2019, there had been no material changes in the Company’s exposure to market risk from the disclosure included in the 2018 Annual Report.
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
Changes in Internal Control over Financial Reporting
In conjunction with the adoption of ASU 2016-02, Topic 842, Leases, during first quarter 2019, the Company implemented a lease accounting system and modified certain leases accounting processes. This resulted in a material change in a component of the Company's internal control over financial reporting. The operating effectiveness of these process changes will be evaluated as part of Company's annual assessment of the effectiveness of internal controls over financial reporting.
Except as noted above, there has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management L.P. on behalf of its managed entities that were holders of TCO’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”), (ii) Law Debenture Trust Company of New York (n/k/a Delaware Trust Company (“Delaware Trust Company”)) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for TCO’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to a series of transactions consummated by TCO, the TCO employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. Each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Delaware Trust Company and Deutsche Bank. On July 30, 2018, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming (i) the Bankruptcy Court’s judgment overruling Delaware Trust Company’s and Deutsche Bank’s objections to confirmation of the Plan and (ii) the Bankruptcy Court’s order confirming the Plan.  Delaware Trust Company and Deutsche Bank appealed the District Court’s order to the United States Court of Appeals for the Third Circuit (the “Third Circuit”) on August 27, 2018.  That appeal remains pending before the Third Circuit. There is no stay of the Confirmation Order in place pending resolution of the confirmation related appeals.
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
Item 1A. Risk Factors
In addition to the other information in this report, investors should carefully consider the discussion under “Risk Factors” in Item 1A as filed in the 2018 Annual Report. As of the filing date of this report there have been no material changes to our risk factors as disclosed in such filings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 13, 2019, the Board of Directors authorized $25.0 million to be used for stock repurchases for 24 months from the date of authorization. No repurchases were made in the three months ended March 31, 2019.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. Certain agreements are included as exhibits to this Quarterly Report on Form 10-Q to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the parties to the agreement. Each agreement may contain representations and warranties by the parties to the agreement. These representations and warranties have been made solely for the benefit of the other party or parties to the agreement and (1) should not in all instances be treated as categorical statements of fact, but rather as a means of allocating the risk to one of the parties if those statements prove to be inaccurate; (2) may have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the attached agreement, which disclosures are not necessarily reflected in the agreement; (3) may apply standards of materiality in a manner that is different from what may be viewed as material to you or other investors; and (4) were made only as of the date of the agreement or other date or dates that may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.
Exhibit                Description
Number

2.1*
Acquisition Agreement, dated February 6, 2018, by and among Best Reviews, Inc., Best Reviews LLC, Tribune Publishing Company, LLC, and tronc, Inc., and Denis Grosz (as the Sellers’ Representative), and the Stockholders defined in the Purchase Agreement (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on February 7, 2018).

2.2*	Membership Interest Purchase Agreement, dated February 7, 2018, by and among Nant Capital, LLC, and tronc, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on February 7, 2018).

2.3*
Asset Purchase Agreement dated March 13, 2018, by and among forsalebyowner.com, LLC; the Buyer thereunder; and for certain sections, In-House Realty LLC and Tribune Publishing Company, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on May 23, 2018).

2.4*
Securities Purchase Agreement, dated May 28, 2018, by and among Tribune Publishing Company, LLC, Virginian-Pilot Media Companies, LLC and Landmark Media Enterprises, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on May 29, 2018).

3.1*
Amended and Restated Certificate of Incorporation of Tribune Publishing Company, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018 filed on November 30, 2018).

3.2*	Amended and Restated By-laws of Tribune Publishing Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on October 9, 2018).

10.1*~
Amendment to the Employment Agreement, by and between Tribune Publishing Company, LLC and Justin C. Dearborn, dated January 17, 2019 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 18, 2019).

10.2*~
Amendment to the Employment Agreement, by and between Tribune Interactive, LLC and Ross Levinsohn, effective January 17, 2019 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 18, 2019).

10.3*~
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

TRIBUNE PUBLISHING COMPANY

May 8, 2019	By:	/s/ Terry Jimenez
Terry Jimenez
Executive Vice President and Chief Financial Officer

May 8, 2019	By:	/s/ Michael N. Lavey
Michael N. Lavey
Chief Accounting Officer and Controller