Form 10-Q
period 2019-06-30
Tribune Publishing Co
filed 2019-08-07
CIK 1593195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
TRIBUNE PUBLISHING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

160 N. Stetson Avenue
Chicago Illinois	60601
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (312) 222-9100
Former name, former address and former fiscal year, if changed since last report.
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	TPCO	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2019
Common Stock, $0.01 par value	35,747,365

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

PART I.
Item 1.    Financial Statements
TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Operating revenues	$250,327	$253,037	$494,852	$491,576
Operating expenses:
Compensation	95,808	106,455	193,517	217,293
Newsprint and ink	15,118	16,770	31,221	31,368
Outside services	80,425	81,818	164,238	180,803
Other operating expenses	39,223	36,297	81,441	69,159
Depreciation and amortization	11,648	12,942	23,732	25,959
Total operating expenses	242,222	254,282	494,149	524,582
Income (loss) from operations	8,105	(1,245)	703	(33,006)
Interest income (expense), net	315	(5,412)	535	(11,976)
Loss on early extinguishment of debt	—	(7,666)	—	(7,666)
Loss on equity investments, net	(555)	(665)	(1,042)	(1,394)
Other income (expense), net	(56)	3,640	17	7,303
Income (loss) from continuing operations before income taxes	7,809	(11,348)	213	(46,739)
Income tax expense (benefit)	2,465	3,753	(417)	(2,926)
Net income (loss) from continuing operations	5,344	(15,101)	630	(43,813)
Plus: Earnings (loss) from discontinued operations, net of taxes	(722)	280,545	(722)	294,745
Net income (loss)	4,622	265,444	(92)	250,932
Less: Income attributable to noncontrolling interest	1,926	448	1,887	710
Net income (loss) attributable to Tribune common stockholders	$2,696	$264,996	$(1,979)	$250,222

Net income (loss) from continuing operations, net of income attributable to noncontrolling interest, per common share:
Basic	$0.10	$(0.44)	$(0.04)	$(1.27)
Diluted	$0.10	$(0.44)	$(0.04)	$(1.27)
Net income (loss) attributable to Tribune per common share:
Basic	$0.08	$7.51	$(0.06)	$7.14
Diluted	$0.08	$7.51	$(0.06)	$7.14
Weighted average shares outstanding:
Basic	35,711	35,288	35,669	35,045
Diluted	35,866	35,288	35,669	35,045

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net income (loss)	$4,622	$265,444	$(92)	$250,932
Comprehensive income (loss), net of taxes:
Amortization of items to periodic pension cost during the period, net of taxes of ($23), ($915), ($46) and ($1,830), respectively	(59)	(2,376)	(118)	(4,752)
Foreign currency translation	(10)	(5)	(12)	(5)
Comprehensive loss recognized in continuing operations, net of taxes	(69)	(2,381)	(130)	(4,757)
Accumulated other comprehensive income recognized in discontinued operations, net of taxes of $9,702	—	25,397	—	25,397
Comprehensive income (loss)	4,553	288,460	(222)	271,572
Less: Comprehensive income attributable to noncontrolling interest	1,926	448	1,887	710
Comprehensive income (loss) attributable to Tribune common stockholders	$2,627	$288,012	$(2,109)	$270,862

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2019	December 30, 2018
Assets
Current assets
Cash	$102,632	$97,560
Accounts receivable, (net of allowances of $10,831 and $11,458)	112,047	145,463
Inventories	6,516	9,587
Prepaid expenses and other	19,534	18,197
Total current assets	240,729	270,807

Property, plant and equipment
Machinery, equipment and furniture	126,650	124,243
Buildings and leasehold improvements	85,377	82,399
	212,027	206,642
Accumulated depreciation	(84,141)	(74,013)
	127,886	132,629
Advance payments on property, plant and equipment	3,997	12,334
Property, plant and equipment, net	131,883	144,963

Other assets
Goodwill	132,172	132,146
Intangible assets, net	72,896	77,229
Software, net	23,270	27,117
Lease right-of-use asset	106,851	—
Restricted cash	37,290	43,947
Deferred income taxes	1,364	2,414
Other long-term assets	14,145	28,004
Total other assets	387,988	310,857

Total assets	$760,600	$726,627

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
(In thousands, except per share data)
(Unaudited)

	June 30, 2019	December 30, 2018
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$45,129	$70,555
Employee compensation and benefits	42,896	61,001
Deferred revenue	47,632	51,114
Dividends payable to stockholders	53,845	—
Current portion of long-term lease liability	21,558	—
Current portion of long-term debt	100	405
Other current liabilities	21,283	21,203
Tax liabilities associated with discontinued operations	—	6,249
Total current liabilities	232,443	210,527

Non-current liabilities
Long-term lease liability	108,416	—
Workers’ compensation, general liability and auto insurance payable	25,703	30,606
Pension and postretirement benefits payable	18,477	20,150
Deferred rent	—	25,424
Long-term debt	6,801	6,799
Other obligations	8,218	20,053
Total non-current liabilities	167,615	103,032

Noncontrolling interest	38,243	39,756

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 30,000 shares; no shares issued or outstanding at June 30, 2019 and December 30, 2018	—	—
Common stock, $.01 par value. Authorized 300,000 shares, 37,686 shares issued and 35,733 shares outstanding at June 30, 2019; 37,551 shares issued and 35,597 shares outstanding at December 30, 2018	377	376
Additional paid-in capital	175,305	166,668
Retained earnings	172,880	232,401
Accumulated other comprehensive income (loss)	(103)	27
Treasury stock, at cost - 1,954 shares at June 30, 2019 and December 30, 2018	(26,160)	(26,160)
Total stockholders’ equity	322,299	373,312

Total liabilities and stockholders’ equity	$760,600	$726,627

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	AOCI	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 30, 2018	37,551	$376	$166,668	$232,401	$27	$(26,160)	$373,312
Cumulative effect of adoption of leasing standard	—	—	—	(1,787)	—	—	(1,787)
Adjusted balance at December 30, 2018	37,551	376	166,668	230,614	27	(26,160)	371,525
Comprehensive loss attributable to controlling interests	—	—	—	(4,675)	(61)	—	(4,736)
Issuance of stock from restricted stock and restricted stock unit (“RSU”) conversions	67	—	—	—	—	—	—
Stock-based compensation	—	—	5,737	—	—	—	5,737
Withholding for taxes on RSU conversions	—	—	(13)	—	—	—	(13)
Balance at March 31, 2019	37,618	$376	$172,392	$225,939	$(34)	$(26,160)	$372,513
Comprehensive income (loss) attributable to controlling interests	—	—	—	2,696	(69)	—	2,627
Dividends to common stockholders	—	—	—	(55,755)	—	—	(55,755)
Issuance of stock from restricted stock and RSU conversions	68	1	(1)	—	—	—	—
Stock-based compensation	—	—	2,914	—	—	—	2,914
Balance at June 30, 2019	37,686	$377	$175,305	$172,880	$(103)	$(26,160)	$322,299

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENT OF EQUITY (continued)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	AOCI	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2017	37,551	$376	$150,229	$(16,390)	$(13,527)	$(51,526)	$69,162
Comprehensive loss attributable to controlling interests	—	—	—	(14,627)	(2,377)	—	(17,004)
AOCI recognized in discontinued operations	—	—	—	—	108	—	108
Issuance of stock from treasury for acquisition	—	—	9,229	—	—	25,366	34,595
Issuance of stock from restricted stock and RSU conversions	122	1	(1)	—	—	—	—
Exercise of stock options	7	—	133	—	—	—	133
Stock-based compensation	—	—	2,447	—	—	—	2,447
Withholding for taxes on RSU conversions	—	—	(943)	—	—	—	(943)
Forfeited restricted stock	(450)	(5)	5	—	—	—	—
Balance at April 1, 2018	37,230	372	161,099	(31,017)	(15,796)	(26,160)	88,498
Comprehensive income (loss) attributable to controlling interests	—	—	—	264,849	(2,380)	—	262,469
AOCI recognized in discontinued operations	—	—	—	—	25,289	—	25,289
Issuance of stock from restricted stock and RSU conversions	12	—	—	—	—	—	—
Exercise of stock options	—	—	1	—	—	—	1
Stock-based compensation	—	—	2,748	—	—	—	2,748
Withholding for taxes on RSU conversions	—	—	(119)	—	—	—	(119)
Balance at July 1, 2018	37,242	$372	$163,729	$233,832	$7,113	$(26,160)	$378,886

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2019	July 1, 2018
Operating Activities From Continuing Operations
Net income (loss) from continuing operations	$630	$(43,813)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,732	25,959
Stock compensation expense	8,651	5,195
Loss on equity investments, net	1,042	1,394
Loss on early extinguishment of debt	—	7,666
Deferred income taxes	1,822	7,094
Defined benefit plan contribution	(1,054)	(534)
Postretirement medical, life and other benefits	(782)	(2,369)
Changes in working capital items, excluding acquisitions:
Accounts receivable, net	33,417	15,801
Prepaid expenses, inventories and other current assets	(7,088)	16,934
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	(42,527)	9,898
Other, net	(274)	(2,046)
Net cash provided by operating activities	17,569	41,179

Investing Activities From Continuing Operations
Capital expenditures	(9,288)	(30,435)
Acquisition of business, net of cash acquired	—	(67,952)
Other, net	(179)	(2,371)
Net cash used for investing activities	(9,467)	(100,758)

Financing Activities From Continuing Operations
Repayments of capital lease obligations	(303)	—
Repayment of long-term debt	—	(353,253)
Dividends paid to noncontrolling interest	(3,400)	—
Withholding for taxes on RSU vesting	(13)	(1,062)
Other	—	170
Net cash used for financing activities	(3,716)	(354,145)

Increase (decrease) in cash attributable to continuing operations	$4,386	$(413,724)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)

	Six Months Ended
	June 30, 2019	July 1, 2018

Cash flows provided by (used for) operating activities from discontinued operations, net	$(5,971)	$2,387
Cash flows provided by investing activities from discontinued operations, net	—	483,320
Cash flows used for financing activities from discontinued operations, net	—	(190)
Increase (decrease) in cash attributable to discontinued operations	(5,971)	485,517

Net increase (decrease) in cash	(1,585)	71,793
Cash, cash equivalents and restricted cash, beginning of period	141,507	185,351
Cash, cash equivalents and restricted cash, end of period	$139,922	$257,144

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
Basis of Presentation—The accompanying unaudited Consolidated Financial Statements and notes of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of Tribune as of June 30, 2019 and December 30, 2018 and the results of operations for the three and six months ended June 30, 2019 and July 1, 2018, respectively, and the cash flows for the six months ended June 30, 2019 and July 1, 2018, respectively. This includes all normal and recurring adjustments and elimination of intercompany transactions. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The year-end Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
Effective as of the sale dates, the operations of the California Properties and forsalebyowner.com qualify as discontinued operations. Accordingly, results of these operations for all periods presented have been reflected as discontinued operations in the accompanying Consolidated Financial Statements. Additionally, assets and liabilities related to the divested properties are classified as such in all periods in the Consolidated Condensed Balance Sheets. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to continuing operations and exclude all discontinued operations related to the California Properties and forsalebyowner.com.
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
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, Tribune uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The recorded operating lease ROU asset on the balance sheet reflects lease

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

payments made to date and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Certain lease agreements have lease and non-lease components, which are generally accounted for together.
Below is a summary of information related to the Company’s leases for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost:
Finance lease cost	$79	$157
Operating lease cost	7,329	14,825
Variable lease cost	1,945	3,570
Sublease income	(443)	(1,572)
Total lease cost	$8,910	$16,980
Below is a summary of the supplemental cash flow information related to leases for the six months ended June 30, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,431
Operating cash flows from finance leases	$60
Financing cash flows from finance leases	$303
Right of use assets obtained in exchange for new operating lease liabilities	$2,159
Weighted average remaining lease term - finance leases (in years)	2.3
Weighted average remaining lease term - operating leases (in years)	6.3
Weighted average discount rate - finance leases	5.75%
Weighted average discount rate - operating leases	4.74%
Future minimum lease payments under noncancelable operating lease arrangements having initial terms of one year or more as of June 30, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases	Subleases
7/1/2019 - 6/28/2020	$31,149	$100	$3,037
6/29/2020 - 6/27/2021	28,668	50	2,471
6/28/2021 - 6/26/2022	26,002	6,892	1,707
6/27/2022 - 6/25/2023	23,331	—	1,625
6/26/2023 - 6/30/2024	9,916	—	793
Thereafter	33,544	—	—
Total future lease payments	152,610	7,042	9,633
Less imputed interest	22,636	141	—
Net future minimum lease payments	$129,974	$6,901	$9,633

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3: REVENUE RECOGNITION
Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. Revenues are recognized as performance obligations are satisfied at either a point in time, such as when an advertisement is published, or over time, such as content licensing.
The Company receives a significant portion of the payments from its subscribers in advance of the delivery of the content both either in print or digitally. These up-front payments and fees are recorded as deferred revenue upon receipt and generally require deferral of revenue recognition to a future period until the Company performs its obligations under the subscription agreement. The deferred revenue is recognized as revenue as the content is delivered. The deferred revenue is considered a contract liability under ASC 606. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. Therefore, the Company has no contract assets as defined under ASC 606. As of December 30, 2018, the Company had a contract liabilities balance of $54.0 million, of which $40.4 million has been recognized as revenue in the six months ended June 30, 2019. As of the adoption of ASC 606 on January 1, 2018, the Company had a contract liabilities balance from of $55.1 million, of which $41.5 million was recognized as revenue in the six months ended July 1, 2018.
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
During the six months ended June 30, 2019, the Company implemented reductions in staffing levels in its operations of 105 positions for which the Company recorded pretax charges related to these reductions and executive separations totaling $6.7 million. The pretax charges related to the reductions during the three months ended June 30, 2019 were immaterial. The reductions for the six months ended June 30, 2019, include 23 positions related to the voluntary severance incentive plan initiated in the fourth quarter of 2018. The related salary continuation payments began during the first quarter and are expected to continue through the first quarter of 2020.
Included in the 2019 severance charge is approximately $4.0 million related to the separation of the Company’s CEO and two senior executives in the digital space in the first quarter of 2019. Each of these employees had employment contracts which provided for immediate payout of any contractual compensation under the employment agreement in the event of separation. These employment agreements were amended to permit payment of the severance as salary continuation over the remainder of 2019, during which time equity-based awards would continue to vest. The severance payments to these executives, including compensation and medical benefits, if any, were accrued in the first quarter of 2019. Additionally, as a result of the separation, the Company recognized accelerated stock-based compensation expense in the first quarter of 2019 of $1.5 million.
During the three and six months ended July 1, 2018, the Company implemented reductions in staffing levels of 106 and 287 positions respectively, and for which the Company recorded pretax charges related to these reductions totaling $5.0 million and $10.7 million, respectively.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of the activity with respect to the Company’s severance accrual for the six months ended June 30, 2019 is as follows (in thousands):

Balance at December 30, 2018	$28,845
Provision	6,667
Payments	(25,788)
Balance at June 30, 2019	$9,724
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
As the operational transition continues, there are certain costs that the Company paid on behalf of NantMedia due to commingled contracts and processes. Such costs include newsprint, rent, benefits, and other operating activities. The TSA provides for reimbursement to the Company for such charges until the contracts and processes can be separated. Additionally, the Company receives some revenue payments related to commingled revenue contracts that include the California Properties. These payments are reimbursed to NantMedia. A summary of the activity with respect to the TSA for the three and six months ended June 30, 2019 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Accounts receivable from NantMedia beginning balance	$10,775	$—	$17,909	$—
Revenue for TSA services	5,948	1,181	12,954	1,181
Reimbursable costs	13,332	12,028	29,677	12,028
Amounts received for TSA services	(6,537)	—	(12,403)	—
Amounts received for reimbursable costs	(14,775)	—	(40,013)	—
Amounts reimbursed to Nant for amounts collected from third parties under commingled revenue contracts	7,011	—	13,076	—
Amounts collected from third parties under commingled revenue contracts	(6,787)	(688)	(12,233)	(688)
Accounts receivable from NantMedia balance as of June 30, 2019(i)	$8,967	$12,521	$8,967	$12,521
(i)The accounts receivable from NantMedia balance as of June 30, 2019 consists of $6.2 million of charges which had been billed and $2.7 million of charges which had not been billed as of that date.
Event Services Agreement with Los Angeles Times Communications LLC
On June 21, 2019, the Company entered into an event services agreement with Los Angeles Times Communications LLC (“LATC”), whereby LATC will perform event organization, production, operation and marketing of the 2019 Chicago Food Bowl. The Company agrees to license the Chicago Tribune as a sponsor, to provide advertising and to print the program for the event. Consideration received for the agreement includes $0.1 million in cash, $0.6 million in noncash trade advertising and commissions on sponsorship fees. The agreement continues until September 30, 2019.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Merrick Consulting Agreement
On December 20, 2017, the Company entered into a Consulting Agreement with Merrick Ventures LLC (“Merrick Ventures”) and solely for certain sections thereof, Michael W. Ferro, Jr. and Merrick Media, LLC (“Merrick Media”). At the time the agreement was signed, Mr. Ferro was also Chairman of Tribune’s Board of Directors and, together with Merrick Ventures and Merrick Media, a significant stockholder. The Consulting Agreement provided for the engagement of Merrick Ventures on a non-exclusive basis to provide certain management expertise and technical services for an annual fee of $5.0 million in cash, payable in advance on the first business day of each calendar year. The Consulting Agreement provided for a rolling three-year term, with the initial term continuing through December 31, 2020. The Company made the initial $5.0 million payment in early January 2018. On March 18, 2018, Mr. Ferro retired from the Company’s Board. As Mr. Ferro was no longer actively engaged in the business and the Company remained contractually committed for the future payments due under the Consulting Agreement, the Company recognized expense for the full $15.0 million due under the Consulting Agreement in outside services in the first quarter of 2018. In the second quarter of fiscal year 2018, the Company amended the Consulting Agreement. The amendment reduced the total fees due under the Consulting Agreement by $2.5 million (from $15.0 million to $12.5 million) and allows the Company to engage Merrick Ventures as its advisor, if it so chooses, but at no additional cost to the Company. If so engaged, the Company would indemnify Merrick Ventures if the Company requests it to meet with third parties. In June 2018, the Company paid the remaining $7.5 million in fees due under the amended Consulting Agreement in connection with the execution of the amendment. The Company recognized a credit of $2.5 million for the reduction in fees due under the Consulting Agreement in outside services in the second quarter of 2018. The non-compete covenants and amended Securities Purchase Agreement terms contained in the Consulting Agreement were not altered by the amendment and remain in place through December 31, 2020.
NOTE 6: ACQUISITIONS
Virginian-Pilot
On May 28, 2018, the Company acquired Virginian-Pilot Media Companies, LLC (“Virginian-Pilot”), the owner of The Virginian-Pilot daily newspaper based in Norfolk, Virginia, pursuant to a Securities Purchase Agreement, for a cash purchase price of $34.0 million less a post-close working capital adjustment of $0.1 million from the seller.
During the first quarter of 2019, the Company completed the determination of the fair value of the assets acquired, including intangible assets and liabilities assumed. There were no adjustments to the allocation of the purchase price which is as follows (in thousands):

Consideration
Cash consideration for acquisition	$33,912
Total consideration	33,912

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Accounts receivable and other current assets	8,257
Property, plant and equipment	29,843
Mastheads	4,700
Intangible assets subject to amortization	1,300
Accounts payable and other current liabilities	(10,749)
Other long term obligations	(68)
Total identifiable assets, net	33,283
Goodwill	629
Total net assets acquired	$33,912

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7: DISPOSITIONS AND DISCONTINUED OPERATIONS
On February 7, 2018, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) by and between the Company and Nant Capital, LLC (“Nant Capital”) pursuant to which the Company agreed to sell the California Properties to Nant Capital for an aggregate purchase price of $500.0 million in cash, plus the assumption of unfunded pension liabilities related to the San Diego Pension Plan, less a post-closing working capital adjustment to the buyer of $9.7 million (the "Nant Transaction"). The Nant Transaction closed on June 18, 2018 and resulted in a pre-tax gain of $404.8 million.
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
Discontinued Operations
During the three months ended June 30, 2019, the Company made adjustments to certain reserves related to indemnified liabilities. Earnings (loss) from discontinued operations for the respective transaction dates, included in the Consolidated Statements of Loss are comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Operating revenues	$—	$94,251	$—	$211,327
Operating expenses:
Compensation	—	25,065	—	58,763
Newsprint and ink	—	6,938	—	14,373
Outside services	—	30,075	—	61,650
Other operating expenses	1,000	26,804	1,000	56,541
Depreciation and amortization	—	1,328	—	2,960
Total operating expenses	1,000	90,210	1,000	194,287
Income (loss) from operations	(1,000)	4,041	(1,000)	17,040
Gain on sale	—	409,334	—	409,334
Interest expense, net	—	(23)	—	(53)
Other income, net	—	613	—	1,338
Income tax benefit (expense)	278	(133,420)	278	(132,914)
Income (loss) from discontinued operations, net of tax	$(722)	$280,545	$(722)	$294,745

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Discontinued operations by segment are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Operating revenues
M	$—	$81,631	$—	$185,836
X	—	12,570	—	25,429
Corporate and eliminations	—	50	—	62
	$—	$94,251	$—	$211,327
Income (loss) from Operations
M	$(1,000)	$(75)	$(1,000)	$10,918
X	—	4,065	—	6,079
Corporate and eliminations	—	51	—	43
	$(1,000)	$4,041	$(1,000)	$17,040
Depreciation and amortization
M	$—	$1,289	$—	$2,856
X	—	39	—	104
	$—	$1,328	$—	$2,960

The following table presents the aggregate carrying amounts of assets and liabilities related to discontinued operations in the Consolidated Balance Sheets (in thousands):

	June 30, 2019	December 30, 2018
Carrying amount of liabilities associated with discontinued operations:
Income tax payable	$—	$6,249
Total liabilities associated with discontinued operations	$—	$6,249
NOTE 8: INVENTORIES
Inventories consisted of the following (in thousands):

	June 30, 2019	December 30, 2018
Newsprint	$6,242	$9,273
Supplies and other	274	314
Total inventories	$6,516	$9,587
Inventories are stated at the lower of cost or net realizable value determined using the first-in, first-out basis for all inventories.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets at June 30, 2019 and December 30, 2018, consisted of the following (in thousands):

	June 30, 2019			December 30, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Subscribers (useful life of 2 to 10 years)	$7,312	$(5,243)	$2,069	$7,312	$(4,730)	$2,582
Advertiser relationships (useful life of 2 to 13 years)	27,648	(13,806)	13,842	27,648	(12,497)	15,151
Tradenames (useful life of 20 years)	15,100	(3,733)	11,367	15,100	(3,343)	11,757
Other (useful life of 1 to 20 years)	16,181	(5,389)	10,792	17,744	(4,831)	12,913
Total intangible assets subject to amortization	$66,241	$(28,171)	38,070	$67,804	$(25,401)	42,403

Software (useful life of 2 to 10 years)	$140,055	$(116,785)	23,270	$136,005	$(108,888)	27,117

Goodwill and other intangible assets not subject to amortization:
Goodwill			132,172			132,146
Newspaper mastheads			34,826			34,826
Total goodwill and other intangible assets			$228,338			$236,492
NOTE 10: INCOME TAXES
For the three and six months ended June 30, 2019, the Company recorded an income tax expense related to continuing operations of $2.5 million and an income tax benefit related to continuing operations of $0.4 million, respectively. The effective tax rate on pretax income was 31.6% and (195.8)% in the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2019, the rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, income from non-controlling interest, tax expense related to vesting of stock compensation, and nondeductible expenses.
For the three and six months ended July 1, 2018, the Company recorded an income tax expense of$3.8 million and an income tax benefit of $2.9 million, respectively. The effective tax rate on pretax income from continuing operations was (33.1%) and 6.3% in the three and six months ended July 1, 2018, respectively. The negative rate for three months ending July 1, 2018 resulted from the year-to-date true-up arising from the annual effective tax rate dropping from approximately 19% to 6%. The annual effective tax rate decreased due to the increase in estimated taxable income due to the reduction of interest expense stemming from the debt extinguishment. For the three and six months ended July 1, 2018, the rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, and nondeductible expenses. For fiscal year 2018, the Company forecasted a full year pretax loss. In the case of a pretax loss, the unfavorable permanent differences, such as non-deductible meals and entertainment expense, have the effect of decreasing the tax benefit which, in turn, decreases the effective tax rate.
NOTE 11: PENSION AND OTHER POSTRETIREMENT BENEFITS
Multiemployer Pension Plans
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. During the six months ended June 30, 2019, the Company made contributions totaling $10.6 million to the Chicago Newspaper Publishers Drivers’ Union Pension Plan (the “Drivers’ Plan”), pursuant to its amended rehabilitation plan. The Company expects to contribute an additional $1.1 million during the remainder of 2019. These payments are expensed when due to be paid.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Defined Benefit Plans
The Company is the sponsor of a single-employer defined benefit plan, the Daily News Retirement Plan (the “NYDN Pension Plan”). The NYDN Pension Plan provides benefits to certain current and former employees of the New York Daily News. As of March 31, 2018, future benefits under the NYDN Pension Plan were frozen and no new participants are permitted after that time. The Company contributed $1.1 million to the NYDN Pension Plan in the six months ended June 30, 2019. The Company expects to contribute $1.4 million to the NYDN Pension Plan during the remainder of 2019. The components of net periodic benefit for the NYDN Pension Plan are as follows (in thousands):

	Three Months Ended		Six Months Ended		Affected Line Items in the Consolidated Statements of Income (Loss)
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Service cost	$(80)	$(8)	$—	$72	Compensation
Interest cost	947	825	1,759	1,636	Other income, net
Expected return on assets	(938)	(1,165)	(2,107)	(2,333)	Other income, net
Net periodic benefit	$(71)	$(348)	$(348)	$(625)
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

	Three Months Ended		Six Months Ended		Affected Line Items in the Consolidated Statements of Income (Loss)
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Service cost	$4	$4	$8	$7	Compensation
Interest cost	9	8	19	17	Other income, net
Amortization of prior service credits	(82)	(2,634)	(164)	(5,267)	Other income, net
Amortization of actuarial gains	—	(657)	—	(1,315)	Other income, net
Net periodic benefit	$(69)	$(3,279)	$(137)	$(6,558)
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
In the six months ended June 30, 2019, BestReviews declared dividends of $8.5 million to its shareholders. The Company’s portion of these dividends was $5.1 million and the noncontrolling shareholders’ portion was $3.4 million.
A summary of the activity with respect to non-controlling interest for the six months ended June 30, 2019 is as follows (in thousands):

Balance at December 30, 2018	$39,756
Dividends declared	(3,400)
Income attributable to noncontrolling interest	1,887
Balance at June 30, 2019	$38,243
NOTE 13: EARNINGS PER SHARE
Basic earnings per common share is calculated by dividing net income (loss) attributable to Tribune common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of common shares under equity-based compensation plans, except where the inclusion of such common shares would have an anti-dilutive impact. In accordance with ASC 260-10-55, net loss from continuing operations is the control number in determining whether potential common shares are dilutive. In periods where there is a loss from continuing operations, all potential common shares are considered anti-dilutive.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three and six months ended June 30, 2019 and July 1, 2018, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Income (loss) - Numerator:
Net income (loss) from continuing operations	$5,344	$(15,101)	$630	$(43,813)
Less: Income attributable to noncontrolling interest	1,926	448	1,887	710
Net income (loss) from continuing operations available to Tribune common stockholders, before discontinued operations	3,418	(15,549)	(1,257)	(44,523)
Income (loss) from discontinued operations	(722)	280,545	(722)	294,745
Net income (loss) attributable to Tribune common stockholders	$2,696	$264,996	$(1,979)	$250,222

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	35,711	35,288	35,669	35,045
Dilutive effect of employee stock options and RSUs	155	—	—	—
Adjusted weighted average shares outstanding (diluted)	35,866	35,288	35,669	35,045

Net income (loss) attributable to Tribune per common share - Basic
Continuing operations	$0.10	$(0.44)	$(0.04)	$(1.27)
Discontinued operations	(0.02)	7.95	(0.02)	8.41
Net income (loss) attributable to Tribune per common share - Basic	$0.08	$7.51	$(0.06)	$7.14

Net income (loss) attributable to Tribune per common share - Diluted
Continuing operations	$0.10	$(0.44)	$(0.04)	$(1.27)
Discontinued operations	(0.02)	7.95	(0.02)	8.41
Net income (loss) attributable to Tribune per common share - Diluted	$0.08	$7.51	$(0.06)	$7.14
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 924,887 for the three and six months ended June 30, 2019, respectively. The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 924,887 and 973,637 for the three and six months ended July 1, 2018, respectively.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 1,341,464 and 1,282,973 for the three and six months ended June 30, 2019, respectively. The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 1,821,836 and 1,874,250 for the three and six months ended July 1, 2018, respectively.
NOTE 14: STOCKHOLDERS’ EQUITY
Dividends
On May 30, 2019, the Board of Directors declared a special cash dividend of $1.50 per share of common stock outstanding. The cash dividend of $53.8 million was paid on July 2, 2019 to shareholders of record as of June 12, 2019. Additionally, the Company accrued dividend equivalents of $1.9 million for RSUs outstanding as of the record date.
Stock Repurchases
On March 13, 2019, the Board of Directors authorized $25.0 million to be used for stock repurchases for 24 months from the date of authorization. No repurchases were made in the six months ended June 30, 2019.
Significant Shareholders
Merrick Media, LLC
On March 23, 2017, the Company entered into Amendment No. 1 (the “Amendment”) to the Securities Purchase Agreement dated February 3, 2016 among the Company, Merrick Media, LLC (“Merrick Media”) and Michael W. Ferro, Jr., the Company’s non-executive Chairman of the Board at the time the agreement was signed. The Amendment increased from 25% to 30% the maximum percentage of the Company’s outstanding shares of common stock that Merrick Media and its affiliates may acquire. This restriction expires 30 days after the expiration of the Consulting Agreement with Merrick Ventures described in Note 5.
Mr. Ferro is the manager of Merrick Venture Management, LLC, which is the sole manager of Merrick Media. Because Merrick Venture Management, LLC serves as the sole manager of Merrick Media, Mr. Ferro may be deemed to indirectly control all of the shares of the Company’s common stock owned by Merrick Media. Mr. Ferro, together with his affiliated entities, beneficially owned 9,071,529 shares of Tribune common stock, which represented 25.4% of Tribune common stock as of June 30, 2019.
Nant Capital, LLC
Dr. Patrick Soon-Shiong, a former director of the Company, together with Nant Capital, LLC (“Nant Capital”), beneficially own 8,743,619 shares of Tribune common stock, which represented 24.5% of the outstanding shares of Tribune common stock as of June 30, 2019. California Capital Equity, LLC (“CalCap”) directly owns all of the equity interests of Nant Capital, and CalCap may be deemed to have beneficial ownership of the shares held by Nant Capital. Dr. Soon-Shiong directly owns all of the equity interests of CalCap and may be deemed to beneficially own and share voting power and investment power with Nant Capital over all shares of Tribune common stock beneficially owned by Nant Capital. Under the Securities Purchase Agreement dated May 22, 2016, among the Company, Nant Capital and Dr. Patrick Soon-Shiong (“Nant Purchase Agreement”), Nant Capital and Dr. Soon-Shiong and their respective affiliates are prohibited, without the prior written approval of the Board of Directors, from acquiring additional equity of the Company if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then-outstanding shares of common stock. This prohibition expired on June 1, 2019. The Nant Purchase Agreement also includes covenants perpetually prohibiting the transfer of shares of the Company’s common stock if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then-outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the Company’s then-existing primary geographical markets.
On January 17, 2019, Dr. Patrick Soon-Shiong, NantMedia Holdings, LLC and Nant Capital entered into a Standstill and Voting Agreement (“Standstill Agreement”) with the Company. The Standstill Agreement provides that until June 30,

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2020, Dr. Patrick Soon-Shiong, Nant Media, and Nant Capital will not (a) make or participate in any solicitation of proxies to vote, or seek to advise or knowingly influence any person with respect to the voting of any voting securities of the Company, (b) join or participate in a “group” (as defined in the rules of the SEC) in connection with any securities of the Company or (c) seek to control or knowingly influence the management, board of directors or policies of the Company. Furthermore, under the Standstill Agreement, Dr. Patrick Soon-Shiong, Nant Media and Nant Capital will, until June 30, 2020, vote their shares of common stock (a) in favor of each nominee or director designated by the Nominating and Governance Committee of the Board of Directors at each election of directors and (b) in accordance with the Board’s recommendations on any change of control transaction involving the Company at or above a minimum purchase price. The Company recorded a charge to non-operating expense during the six months ended June 30, 2019 for $0.5 million related to the Standstill Agreement.
NOTE 15: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, where applicable (in thousands):

	Foreign Currency	OPEB	Pension	Total
Balance at December 30, 2018	$(39)	$303	$(237)	$27
Amounts reclassified from AOCI	—	(118)	—	(118)
Foreign currency translation adjustments	(12)	—	—	(12)
Balance at June 30, 2019	$(51)	$185	$(237)	$(103)
The following table presents the amounts and line items in the Consolidated Statements of Income (Loss) where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the three and six months ended June 30, 2019 and July 1, 2018 (in thousands):

	Three Months Ended		Six Months Ended		Affected Line Items in the Consolidated Statements of Income (Loss)
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Accumulated Other Comprehensive Income Components
Pension and postretirement benefit adjustments:
Amortization of prior service credits	$(82)	$(2,634)	$(164)	$(5,267)	Other income, net
Amortization of actuarial gains	—	(657)	—	(1,315)	Other income, net
Total before taxes	(82)	(3,291)	(164)	(6,582)
Tax effect	(23)	(915)	(46)	(1,830)	Income tax benefit
Total reclassifications for the period	$(59)	$(2,376)	$(118)	$(4,752)
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Disaggregated operating revenues and income (loss) from continuing operations by operating segment for the three months ended June 30, 2019 and July 1, 2018, respectively, were as follows for the periods indicated (in thousands):

	Three Months Ended
	M		X		Corporate and Eliminations		Consolidated
	(Print)		(Digital)
	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Advertising	$79,827	$87,800	$23,720	$23,987	$5	$—	$103,552	$111,787
Circulation	84,809	88,616	6,762	4,172	—	—	91,571	92,788
Commercial print and delivery	23,902	25,784	—	—	—	—	23,902	25,784
Direct mail	8,940	8,025	—	—	—	—	8,940	8,025
Content syndication and other	2,322	2,072	14,584	11,982	5,456	599	22,362	14,653
Other	35,164	35,881	14,584	11,982	5,456	599	55,204	48,462
Operating revenues	199,800	212,297	45,066	40,141	5,461	599	250,327	253,037
Operating expenses	188,030	204,410	35,520	36,691	18,672	13,181	242,222	254,282
Income (loss) from operations	$11,770	$7,887	$9,546	$3,450	$(13,211)	$(12,582)	8,105	(1,245)
Interest income (expense), net							315	(5,412)
Loss on early extinguishment of debt							—	(7,666)
Loss on investments, net							(555)	(665)
Other income, net							(56)	3,640
Income (loss) from continuing operations before income taxes							$7,809	$(11,348)
Depreciation and amortization	$4,941	$3,990	$2,388	$4,505	$4,319	$4,447	$11,648	$12,942

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Disaggregated operating revenues and income (loss) from continuing operations by operating segment for the six months ended June 30, 2019 and July 1, 2018, respectively, were as follows for the periods indicated (in thousands):

	Six Months Ended
	M		X		Corporate and Eliminations		Consolidated
	(Print)		(Digital)
	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Advertising	$155,759	$170,542	$44,556	$46,037	$5	$—	$200,320	$216,579
Circulation	171,479	173,242	12,967	7,681	—	—	184,446	180,923
Commercial print and delivery	48,361	52,789	—	—	—	—	48,361	52,789
Direct mail	17,578	15,628	—	—	—	—	17,578	15,628
Content syndication and other	4,648	4,307	27,126	21,567	12,373	(217)	44,147	25,657
Other	70,587	72,724	27,126	21,567	12,373	(217)	110,086	94,074
Operating revenues	397,825	416,508	84,649	75,285	12,378	(217)	494,852	491,576
Operating expenses	372,374	408,821	80,413	72,453	41,362	43,308	494,149	524,582
Income (loss) from operations	$25,451	$7,687	$4,236	$2,832	$(28,984)	$(43,525)	703	(33,006)
Interest income (expense), net							535	(11,976)
Loss on early extinguishment of debt							—	(7,666)
Loss on investments, net							(1,042)	(1,394)
Other income, net							17	7,303
Income (loss) from continuing operations before income taxes							$213	$(46,739)
Depreciation and amortization	$11,227	$7,962	$4,565	$9,054	$7,940	$8,943	$23,732	$25,959
The operating revenues and operating results from continuing operations presented above are not necessarily indicative of the results that may be expected for the full fiscal year.
NOTE 18: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Six Months Ended
	June 30, 2019	July 1, 2018
Cash paid during the period for:
Interest	$—	$10,489
Income taxes, net of refunds	7,957	3,967
Non-cash items in investing activities:
Issuance of stock from treasury for acquisition	—	34,595

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

	June 30, 2019	December 30, 2018
Cash and cash equivalents	$102,632	$97,560
Restricted cash included in other assets	37,290	43,947
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$139,922	$141,507
NOTE 19: SUBSEQUENT EVENTS
On July 23, 2019, the Company entered into an agreement to sell real property located in Norfolk, Virginia for a sales price of $9.5 million. The sale is dependent on the purchaser obtaining the required certificates and the purchaser’s determination of feasibility. Such determination must be made by March 5, 2020. Should the certificates not be acquired or the property not be feasible for the purchaser’s purposes, the purchaser can elect to terminate the agreement.

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
OVERVIEW
Tribune Publishing Company was formed as a Delaware corporation on November 21, 2013. Tribune Publishing Company together with its subsidiaries (collectively, the “Company” or “Tribune”) is a media company rooted in award-winning journalism. Headquartered in Chicago, Tribune operates local media businesses in eight markets with titles including the Chicago Tribune, New York Daily News, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Virginia’s Daily Press and The Virginian-Pilot, The Morning Call of Lehigh Valley, Pennsylvania and the Hartford Courant. Tribune also operates Tribune Content Agency (“TCA”) and on February 6, 2018, the Company became a majority owner in BestReviews LLC (“BestReviews”). On May 28, 2018, the Company acquired Virginian-Pilot Media Companies, LLC, owner of The Virginian-Pilot, a daily newspaper based in Norfolk, Virginia and associated businesses (“Virginian-Pilot”).
Tribune’s continuing legacy of brands have earned a combined 61 Pulitzer Prizes and are committed to informing, inspiring and engaging local communities. Tribune’s brands create and distribute content across its media portfolio, offering integrated marketing, media, and business services to consumers and advertisers, including digital solutions and advertising opportunities.
The Company continually assesses its operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. In the past these activities have included, and could include in the future, outsourcing of various functions or operations, abandonment of leased space and other activities which may result in changes to employee headcount. See Note 4 to the Consolidated Financial Statements for more information on changes in operations in the first six months of 2019. The Company expects to continue to take actions deemed appropriate to enhance profitability but does not currently know whether or when any such actions will occur or the potential costs and expected savings. Depending on the actions taken and the timing of any such actions, the anticipated cost savings could be recognized in fiscal periods that do not correspond to the fiscal period(s) in which the charges are recognized. As a result, the Company’s net income trends could be impacted and more difficult to predict.
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
In the six months ended June 30, 2019, 40.0% of segment M’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and from the delivery of preprinted advertising supplements. Approximately 42.4% of operating revenues for the six months ended June 30, 2019 were generated from the sale of newspapers and other publications to individual subscribers or to sales outlets that re-sell the newspapers. The remaining 17.6% of operating revenues for the six months ended June 30, 2019 were generated from the provision of commercial printing and delivery services to other newspapers, direct mail advertising and services, and other related activities.
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

As of June 30, 2019, the Company’s prominent print publications include:

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
On February 6, 2018, the Company acquired a 60% membership interest in BestReviews LLC (“BestReviews”), a company engaged in the business of testing, researching and reviewing consumer products. BestReviews generates referral fee revenue by directing online traffic from their published reviews to sites where the products can be purchased. BestReviews has affiliate agreements with online sellers, of which the largest is Amazon.com. BestReviews receives a referral fee once the product is purchased.

On May 23, 2018, the Company sold substantially all of the assets of forsalebyowner.com in an asset sale. The forsalebyowner.com results are included in discontinued operations in the statement of operations for all periods presented.
In the six months ended June 30, 2019, 52.6% of segment X’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space on interactive websites and digital marketing services. The remaining 47.4% of operating revenues for the six months ended June 30, 2019 were generated from the sale of digital content and other related activities.
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
As of June 30, 2019, the Company’s prominent websites include:

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

Results of Operations
Consolidated
Operating results from continuing operations for the three and six months ended June 30, 2019 and July 1, 2018 are shown in the table below (in thousands).

	Three Months Ended			Six Months Ended
	Jun 30, 2019	Jul 1, 2018	% Change	Jun 30, 2019	Jul 1, 2018	% Change
Operating revenues	$250,327	$253,037	(1.1%)	$494,852	$491,576	0.7%
Compensation	95,808	106,455	(10.0%)	193,517	217,293	(10.9%)
Newsprint and ink	15,118	16,770	(9.9%)	31,221	31,368	(0.5%)
Outside services	80,425	81,818	(1.7%)	164,238	180,803	(9.2%)
Other operating expenses	39,223	36,297	8.1%	81,441	69,159	17.8%
Depreciation and amortization	11,648	12,942	(10.0%)	23,732	25,959	(8.6%)
Total operating expenses	242,222	254,282	(4.7%)	494,149	524,582	(5.8%)
Income (loss) from operations	8,105	(1,245)	*	703	(33,006)	*
Interest income (expense), net	315	(5,412)	*	535	(11,976)	*
Loss on extinguishment of debt	—	(7,666)	*	—	(7,666)	*
Loss on equity investments, net	(555)	(665)	(16.5%)	(1,042)	(1,394)	(25.3%)
Other income (expense), net	(56)	3,640	*	17	7,303	(99.8%)
Income tax expense (benefit)	2,465	3,753	(34.3%)	(417)	(2,926)	(85.7%)
Net income (loss) from continuing operations	5,344	(15,101)	*	630	(43,813)	*
Plus: Earnings (loss) from discontinued operations, net of taxes	(722)	280,545	*	(722)	294,745	*
Net income (loss)	4,622	265,444	(98.3%)	(92)	250,932	*
Less: Income attributable to noncontrolling interest	1,926	448	*	1,887	710	*
Net income (loss) attributable to Tribune common stockholders	$2,696	$264,996	(99.0%)	$(1,979)	$250,222	*
* Represents positive or negative change in excess of 100%
Three months ended June 30, 2019 compared to the three months ended July 1, 2018
Operating Revenues—Operating revenues decreased 1.1%, or $2.7 million, in the three months ended June 30, 2019, compared to the same period for 2018, primarily due to decreases in advertising and circulation revenue. These decreases were partially offset by contributions from the acquisition of The Virginian-Pilot in the second quarter of 2018 and TSA revenue related to the sale of the California Properties in the second quarter of 2018. The Virginian-Pilot contributed $14.6 million in revenue during the three months ended June 30, 2019 compared to $6.0 million during the three months ended July 1, 2018. TSA revenue for the three months ended June 30, 2019 was $5.9 million compared to $1.2 million for three months ended July 1, 2018.
Compensation Expense—Compensation expense decreased 10.0%, or $10.6 million, in the three months ended June 30, 2019. This decrease was due primarily to a decrease in salary and payroll tax expense of $18.0 million and a decrease in severance expense of $4.7 million as a result of the reduction in headcount related to personnel restructuring in the prior periods. This decrease was partially offset by increased pension expense related to a $10.6 million contribution to the Drivers’ Plan and increased compensation from the acquisition of The Virginian-Pilot, which contributed $4.6 million in the three months ended June 30, 2019 compared to $2.4 million during the three months ended July 1, 2018.
Newsprint and Ink Expense—Newsprint and ink expense decreased 9.9%, or $1.7 million, in the three months ended June 30, 2019. This decrease was due primarily to a decrease in the average cost per ton of newsprint related to the repeal of the tariff on certain newsprint products sourced from Canada and a decrease in volume.

Outside Services Expense—Outside services expense decreased 1.7%, or $1.4 million, in the three months ended June 30, 2019. This decrease was due primarily to a reduction of $2.7 million in third-party delivery expense and a reduction in temporary help of $1.3 million. The decreases were partially offset by increases due to the acquisition of The Virginian-Pilot, which contributed $4.4 million in the three months ended June 30, 2019 compared to $1.4 million during the three months ended July 1, 2018.
Other Operating Expenses—Other expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses. These expenses increased 8.1%, or $2.9 million, in the three months ended June 30, 2019, due primarily to $10.7 million of operating expenses allocated to the California Properties in the prior year. These previously allocated operating expenses are recovered as a component of TSA revenue in the periods subsequent to the sale. Additionally, the acquisition of The Virginian-Pilot contributed $3.0 million in other operating expenses for the three months ended June 30, 2019, compared to $0.9 million for the three months ended July 1, 2018. These increases were partially offset by decreases in all categories, primarily a $3.9 million decrease in bad debt expense, a $1.5 million decrease in occupancy costs and a $1.2 million decrease in promotion and marketing expense.
Depreciation and Amortization Expense—Depreciation and amortization expense decreased 10.0%, or $1.3 million, due primarily to accelerated depreciation in the prior year related to shortened lives for certain assets removed from service.
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
Income Tax Benefit—Income tax expense decreased $1.3 million for the three months ended June 30, 2019 over the prior year period. For the three months ended June 30, 2019, the Company recorded an income tax expense of $2.5 million. The effective tax rate on pretax income was 31.6% in the three months ended June 30, 2019. This rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, non-controlling interest, tax expense related to vesting of stock compensation, and non-deductible expenses.
For the three months ended July 1, 2018, the Company recorded income tax expense of $3.8 million. The effective tax rate on pretax income was (33.1%) in the three months ended July 1, 2018. The negative rate differs from the U.S. federal statutory rate of 21% primarily as a result of the year-to-date true-up arising from the annual effective tax rate dropping from approximately 19% to 6%.
Six months ended June 30, 2019 compared to the six months ended July 1, 2018
Operating Revenues—Operating revenues increased 0.7%, or $3.3 million, in the six months ended June 30, 2019, compared to the same period for 2018. The increase was due primarily to the combined impact of the acquisitions of BestReviews in the first quarter of 2018 and The Virginian-Pilot in the second quarter of 2018 and TSA revenue related to the sale of the California Properties in the second quarter of 2018. The acquisitions contributed $43.1 million in revenue during the six months ended June 30, 2019, compared to $15.0 million during the six months ended July 1, 2018. TSA revenue for the six months ended June 30, 2019 was $13.0 million compared to $1.2 million for six months ended July 1, 2018. These increases were partially offset by decreases in advertising and circulation revenue.
Compensation Expense—Compensation expense decreased 10.9%, or $23.8 million, in the six months ended June 30, 2019. This decrease was due primarily to a decrease in salary and payroll tax expense of $38.3 million as a result of the reduction in headcount related to personnel restructuring in the current and prior periods. This decrease was partially offset by increased pension expense related to a $10.6 million contribution to the Drivers’ Plan and increased compensation expense due to acquisitions which contributed $10.0 million in the six months ended June 30, 2019 compared to $3.1 million during the six months ended July 1, 2018.

Newsprint and Ink Expense—Newsprint and ink expense was comparable year over year as decreases in the average cost per ton of newsprint related to the repeal of the tariff on certain newsprint products sourced from Canada and decreases in volume were offset by contributions from the acquisition of The Virginian-Pilot.
Outside Services Expense—Outside services expense decreased 9.2%, or $16.6 million, in the six months ended June 30, 2019. This decrease was due primarily to $12.8 million of expense recorded in 2018 related to the Consulting Agreement described in Note 5 to the Consolidated Financial Statements. Additionally, there was a reduction of $3.5 million in third-party delivery expense, $2.5 million in temporary help, $1.9 million in other outside services and $1.9 million in outside printing and production costs. The decreases were partially offset by increases due to acquisitions which contributed $9.5 million in the six months ended June 30, 2019 compared to $1.9 million during the six months ended July 1, 2018.
Other Operating Expenses—Other expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses. These expenses increased 17.8%, or $12.3 million, in the six months ended June 30, 2019, due primarily to the $21.2 million of operating expenses previously allocated to the California Properties in the prior year. These allocated operating expenses are recovered as a component of TSA revenue in the periods subsequent to the sale. Additionally, the acquisitions contributed $14.2 million in other operating expenses for the six months ended June 30, 2019, compared to $7.0 million for the six months ended July 1, 2018. These increases were partially offset by decreases in all categories, primarily a $4.2 million decrease in insurance expense, a $3.9 million decrease in bad debt expense and a $2.9 million decrease in occupancy costs.
Depreciation and Amortization Expense—Depreciation and amortization expense decreased 8.6%, or $2.2 million, due primarily to accelerated depreciation in the prior year related to shortened lives for certain assets removed from service.
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
Other Income, Net—The decrease in other income, net is due to credits in 2018 related to periodic benefit costs. In 2018 the Company terminated the non-union post-retirement medical plan. As such, remaining amounts in accumulated other comprehensive income were amortized to expense during 2018.
Income Tax Benefit—Income tax benefit decreased $2.5 million for the six months ended June 30, 2019 over the prior year period. For the six months ended June 30, 2019, the Company recorded an income tax benefit of $0.4 million. The effective tax rate on pretax income was (195.8)% in the six months ended June 30, 2019. This rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, non-controlling interest, tax expense related to vesting of stock compensation, and non-deductible expenses.
For the six months ended July 1, 2018, the Company recorded income tax benefit of $2.9 million. The effective tax rate on pretax income was 6.3% in the six months ended July 1, 2018. This rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit and non-deductible expenses.

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
The tables below show the segmentation of income and expenses from continuing operations for the three and six months ended June 30, 2019 as compared to the three and six months ended July 1, 2018 (in thousands). Each three-month period consists of 13 weeks.

	Three Months Ended
	M		X		Corporate and Eliminations		Consolidated
	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Total revenues	$199,800	$212,297	$45,066	$40,141	$5,461	$599	$250,327	$253,037
Operating expenses	188,030	204,410	35,520	36,691	18,672	13,181	242,222	254,282
Income (loss) from operations	11,770	7,887	9,546	3,450	(13,211)	(12,582)	8,105	(1,245)
Depreciation and amortization	4,941	3,990	2,388	4,505	4,319	4,447	11,648	12,942
Adjustments (1)	(125)	3,865	312	3,312	4,488	3,344	4,675	10,521
Adjusted EBITDA	$16,586	$15,742	$12,246	$11,267	$(4,404)	$(4,791)	$24,428	$22,218
(1) See Non-GAAP Measures for additional information on adjustments.

	Six Months Ended
	M		X		Corporate and Eliminations		Consolidated
	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018	Jun 30, 2019	Jul 1, 2018
Total revenues	$397,825	$416,508	$84,649	$75,285	$12,378	$(217)	$494,852	$491,576
Operating expenses	372,374	408,821	80,413	72,453	41,362	43,308	494,149	524,582
Income (loss) from operations	25,451	7,687	4,236	2,832	(28,984)	(43,525)	703	(33,006)
Depreciation and amortization	11,227	7,962	4,565	9,054	7,940	8,943	23,732	25,959
Adjustments (1)	3,561	8,744	5,867	5,262	11,857	23,687	21,285	37,693
Adjusted EBITDA	$40,239	$24,393	$14,668	$17,148	$(9,187)	$(10,895)	$45,720	$30,646
(1) See Non-GAAP Measures for additional information on adjustments.

Segment M

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2019	Jul 1, 2018	% Change	Jun 30, 2019	Jul 1, 2018	% Change
Operating revenues:
Advertising	$79,827	$87,800	(9.1%)	$155,759	$170,542	(8.7%)
Circulation	84,809	88,616	(4.3%)	171,479	173,242	(1.0%)
Other	35,164	35,881	(2.0%)	70,587	72,724	(2.9%)
Total revenues	199,800	212,297	(5.9%)	397,825	416,508	(4.5%)
Operating expenses	188,030	204,410	(8.0%)	372,374	408,821	(8.9%)
Income from operations	11,770	7,887	49.2%	25,451	7,687	*
Depreciation and amortization	4,941	3,990	23.8%	11,227	7,962	41.0%
Adjustments (1)	(125)	3,865	*	3,561	8,744	(59.3%)
Adjusted EBITDA	$16,586	$15,742	5.4%	$40,239	$24,393	65.0%
* Represents positive or negative change in excess of 100%
(1) See Non-GAAP Measures for additional information on adjustments.
Three months ended June 30, 2019 compared to the three months ended July 1, 2018
Advertising Revenues—Total advertising revenues decreased 9.1%, or $8.0 million, in the three months ended June 30, 2019. Retail advertising decreased $11.6 million, year over year, primarily due to decreases in furniture, department store, financial services and general merchandise categories. Classified and national advertising remained consistent year over year. These decreases were partially offset by the acquisition of The Virginian-Pilot in the second quarter of 2018. The acquisition contributed $7.7 million in revenue during the three months ended June 30, 2019, compared to $3.6 million during the three months ended July 1, 2018.
Circulation Revenues—Circulation revenues decreased 4.3%, or $3.8 million, in the three months ended June 30, 2019. This decrease was due primarily to a decrease in home delivery revenue. This decrease was partially offset by the revenues attributable to the acquisition of The Virginian-Pilot which contributed $3.9 million in the three months ended June 30, 2019, compared to $1.5 million in the three months ended July 1, 2018.
Other Revenues—Other revenues decreased 2.0%, or $0.7 million, in the three months ended June 30, 2019, due primarily to declines of $2.9 million in revenues from commercial print and delivery. These decreases were partially offset by revenues from the acquisition, which contributed $1.0 million in the three months ended June 30, 2019, compared to $0.3 million in the three months ended July 1, 2018.
Operating Expenses—Operating expenses decreased 8.0%, or $16.4 million, in the three months ended June 30, 2019. The decreases were in all expense categories with the largest being in compensation, bad debt expense and allocation of shared costs. These decreases were partially offset by expenses from The Virginian-Pilot, which contributed $12.7 million in the three months ended June 30, 2019, compared to $5.1 million in the three months ended July 1, 2018.
Six months ended June 30, 2019 compared to the six months ended July 1, 2018
Advertising Revenues—Total advertising revenues decreased 8.7%, or $14.8 million, in the six months ended June 30, 2019. Retail advertising decreased $24.0 million year over year, due primarily to decreases in furniture, department store, general merchandise, specialty merchandise and amusements categories. Classified decreased $2.3 million and national advertising remained consistent year over year. These decreases were partially offset by the acquisition of The Virginian-Pilot in the second quarter of 2018. The acquisition contributed $14.4 million in revenue during the six months ended June 30, 2019, compared to 3.6 million during the six months ended July 1, 2018.
Circulation Revenues—Circulation revenues decreased 1.0%, or $1.8 million, in the six months ended June 30, 2019. This decrease was due primarily to a decrease in home delivery revenue. This decrease was partially offset by revenues attributable to the acquisition of The Virginian-Pilot which contributed $7.9 million in the six months ended June 30, 2019, compared to $1.5 million in the six months ended July 1, 2018.
Other Revenues—Other revenues decreased 2.9%, or $2.1 million, in the six months ended June 30, 2019, due primarily to declines of $5.1 million in revenues from commercial print and delivery. These decreases were partially offset by an increase of $1.6 million in direct mail revenue and by revenues from the acquisition, which contributed $2.2 million in the six months ended June 30, 2019, compared to $0.3 million in the six months ended July 1, 2018.
Operating Expenses—Operating expenses decreased 8.9%, or $36.4 million, in the six months ended June 30, 2019. The decreases were in all expense categories with the largest being compensation, bad debt expense and allocation of shared costs. These decreases were partially offset by expenses from The Virginian-Pilot, which contributed $27.0 million in the six months ended June 30, 2019, compared to $5.1 million in the six months ended July 1, 2018.
Segment X

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2019	Jul 1, 2018	% Change	Jun 30, 2019	Jul 1, 2018	% Change
Operating revenues:
Advertising	$23,720	$23,987	(1.1%)	$44,556	$46,037	(3.2%)
Content	21,346	16,154	32.1%	40,093	29,248	37.1%
Total revenues	45,066	40,141	12.3%	84,649	75,285	12.4%
Operating expenses	35,520	36,691	(3.2%)	80,413	72,453	11.0%
Income from operations	9,546	3,450	*	4,236	2,832	49.6%
Depreciation and amortization	2,388	4,505	(47.0%)	4,565	9,054	(49.6%)
Adjustments (1)	312	3,312	(90.6%)	5,867	5,262	11.5%
Adjusted EBITDA	$12,246	$11,267	8.7%	$14,668	$17,148	(14.5%)
* Represents positive or negative change in excess of 100%
(1) See Non-GAAP Measures for additional information on adjustments.
Three months ended June 30, 2019 compared to the three months ended July 1, 2018
Advertising Revenues—Total advertising revenues remained consistent year over year with decreases in retail and national advertising revenue offset by revenue from acquisitions. The acquisition of The Virginian-Pilot in the second quarter of 2018 contributed $1.7 million in revenue during the three months ended June 30, 2019 compared to $0.5 million during the three months ended July 1, 2018.
Content Revenues—Content revenues increased 32.1%, or $5.2 million, in the three months ended June 30, 2019. This increase was due primarily to increases in ecommerce and digital-only subscriptions.
Operating Expenses—Operating expenses decreased 3.2%, or $1.2 million, in the three months ended June 30, 2019. The decreases were in all expense categories with the largest being in compensation and bad debt expense. These decreases were partially offset by additional shared costs and expenses from the acquisition of The Virginian-Pilot, which contributed $1.2 million in the three months ended June 30, 2019, compared to $0.3 million in the three months ended July 1, 2018.
Six months ended June 30, 2019 compared to the six months ended July 1, 2018
Advertising Revenues—Total advertising revenues decreased 3.2%, or $1.5 million, in the six months ended June 30, 2019 compared to the prior period. This decrease is due primarily to a $2.2 million decrease in classified and a $1.9 million decrease in national advertising revenues. These decreases were partially offset by contribution from the acquisitions of BestReviews in the first quarter of 2018 and The Virginian-Pilot in the second quarter of 2018. The acquisitions contributed $18.7 million in revenue during the six months ended June 30, 2019 compared to $9.6 million during the six months ended July 1, 2018.

Content Revenues—Content revenues increased 37.1%, or $10.8 million, in the six months ended June 30, 2019. This increase was due primarily to increases in digital-only subscriptions.
Operating Expenses—Operating expenses increased 11.0%, or $8.0 million, in the six months ended June 30, 2019. The increase is due primarily to additional shared costs and expenses from the acquisition of BestReviews and The Virginian-Pilot which contributed $13.0 million in the six months ended June 30, 2019 compared to $7.6 million in the six months ended July 1, 2018. The increases were partially offset by decreases in all expense categories with the largest being compensation.
Non-GAAP Measures
Adjusted EBITDA—The Company defines Adjusted EBITDA as income (loss) from continuing operations before equity in earnings of unconsolidated affiliates, income taxes, loss on early debt extinguishment, interest income (expense), other (expense) income, realized gain (loss) on investments, reorganization items, depreciation and amortization, net income attributable to noncontrolling interest, and other items that the Company does not consider in the evaluation of ongoing operating performance. These items include stock-based compensation expense, restructuring charges, transaction expenses, certain other charges and gains that the Company does not believe reflects the underlying business performance.

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
Net income (loss) from continuing operations	$5,344	$(15,101)	*	$630	$(43,813)	*
Income tax expense (benefit) from continuing operations	2,465	3,753	(34.3%)	(417)	(2,926)	(85.7%)
Interest expense (income), net	(315)	5,412	*	(535)	11,976	*
Loss on the early extinguishment of debt	—	7,666	*	—	7,666	*
Loss on equity investments, net	555	665	(16.5%)	1,042	1,394	(25.3%)
Other (income) expense, net	56	(3,640)	*	(17)	(7,303)	(99.8%)
Income (loss) from operations	8,105	(1,245)	*	703	(33,006)	*
Depreciation and amortization	11,648	12,942	(10.0%)	23,732	25,959	(8.6%)
Restructuring and transaction costs (1)	1,796	7,578	(76.3%)	12,669	33,163	(61.8%)
Stock-based compensation	2,879	2,943	(2.2%)	8,616	4,530	90.2%
Adjusted EBITDA from continuing operations	$24,428	$22,218	9.9%	$45,720	$30,646	49.2%
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
Sources and Uses
The Company expects to fund capital expenditures and pension payments due in 2019 and other operating requirements through a combination of existing cash balances and cash flows from operations and investments. The Company’s financial and operating performance remains subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond the control of the Company and, despite the Company’s current liquidity position, no assurances can be made that cash flows from operations and investments, or dispositions of assets or operations will be sufficient to satisfy the Company’s future liquidity needs.
The table below details the total operating, investing and financing activity cash flows from continuing operations for the six months ended June 30, 2019 and July 1, 2018 (in thousands):

	Six Months Ended
	June 30, 2019	July 1, 2018
Net cash provided by operating activities	$17,569	$41,179
Net cash used for investing activities	(9,467)	(100,758)
Net cash used for financing activities	(3,716)	(354,145)
Increase (decrease) in cash attributable to continuing operations	$4,386	$(413,724)
Cash flow generated from operating activities is Tribune’s primary source of liquidity. Net cash provided by operating activities from continuing operations was $17.6 million for the six months ended June 30, 2019, down $23.6 million from $41.2 million for the six months ended July 1, 2018. The decrease was primarily driven by unfavorable fluctuations in working capital related to payments related to headcount reductions of $18.3 million and timing of newsprint payments of $16.0 million, partially offset by payments received under the TSA agreement.
Net cash used for investing activities from continuing operations totaled $9.5 million in the six months ended June 30, 2019, primarily due to $9.3 million used for capital expenditures. In the six months ended July 1, 2018, net cash used in investing activities totaled $100.8 million primarily due to $68.0 million used for acquisitions and $30.4 million for capital expenditures.
There was no material cash used for financing activities for the six months ended June 30, 2019. In the six months ended July 1, 2018, net cash used for financing activities totaled $354.1 million, which included $353.3 million in loan payments on senior debt.

Cash used for discontinued operations totaled $6.0 million for the six months ended June 30, 2019 related to the final tax payment related to the sale of the California Properties. In the six months ended July 1, 2018, net cash provided by discontinued operations totaled $485.5 million primarily due to proceeds from the sale of the California Properties.
Dividends
On May 30, 2019, the Board of Directors declared a special cash dividend of $1.50 per share of common stock outstanding. The cash dividend of $53.8 million was paid on July 2, 2019 to shareholders of record as of June 12, 2019. Additionally, the Company accrued dividend equivalents of $1.9 million for RSUs outstanding as of the record date.
Multiemployer pension
As disclosed in the 2018 Annual Report, the trustees of the Drivers’ Plan agreed to a plan of merger with the Teamsters Local Union No. 727 Pension Fund. In contemplation of the merger, on December 13, 2018, the Drivers’ Plan adopted an amendment to its prior rehabilitation plan under which the Company has been committed to make contributions of $68.4 million payable over seven years regardless of whether the merger is consummated. As of July 31, 2019, the Company has paid $10.6 million of the payments required under the amended rehabilitation plan. Following approval by the Pension Benefit Guaranty Corporation (“PBGC”), the plans merged effective as of August 1, 2019. In addition to the committed future contributions payable to the Teamsters Local Union No. 727 Pension Fund under the amended rehabilitation plan, the Company’s funding obligation will be subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations. The Company expects to contribute $1.1 million in the second half of 2019. These payments are expensed when due to be paid.
Employee Reductions
During the six months ended June 30, 2019, the Company implemented reductions in staffing levels in its operations of 105 positions for which the Company recorded pretax charges related to these reductions totaling $6.7 million. These reductions include 23 positions related to the voluntary severance incentive plan initiated in the fourth quarter of 2018. The related salary continuation payments began during the first quarter and the final payment to the last employee is expected to be made in the first quarter of 2020.
New Accounting Standards
See Note 1 in the Consolidated Financial Statements for a description of new accounting standards issued and/or adopted in the six months ended June 30, 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2019, there had been no material changes in the Company’s exposure to market risk from the disclosure included in the 2018 Annual Report.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 13, 2019, the Board of Directors authorized $25.0 million to be used for stock repurchases for 24 months from the date of authorization. No repurchases were made in the six months ended June 30, 2019.
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

TRIBUNE PUBLISHING COMPANY

August 7, 2019	By:	/s/ Terry Jimenez
Terry Jimenez
Executive Vice President and Chief Financial Officer

August 7, 2019	By:	/s/ Michael N. Lavey
Michael N. Lavey
Chief Accounting Officer and Controller