Form 10-Q
period 2019-09-29
Tribune Publishing Co
filed 2019-11-07
CIK 1593195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 29, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
TRIBUNE PUBLISHING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

160 N. Stetson Avenue
Chicago Illinois	60601
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (312) 222-9100
Former name, former address and former fiscal year, if changed since last report.
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	TPCO	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2019
Common Stock, $0.01 par value	36,023,145

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

PART I.
Item 1. Financial Statements
TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Operating revenues	$236,027	$255,770	$730,879	$747,173
Operating expenses:
Compensation	83,066	107,762	276,583	324,982
Newsprint and ink	12,613	16,980	43,834	48,348
Outside services	77,549	81,572	241,787	262,372
Other operating expenses	42,163	47,270	123,604	116,220
Depreciation and amortization	11,261	12,179	34,993	37,567
Total operating expenses	226,652	265,763	720,801	789,489
Income (loss) from operations	9,375	(9,993)	10,078	(42,316)
Interest income (expense), net	(57)	303	478	(11,673)
Loss on early extinguishment of debt	—	—	—	(7,666)
Loss on equity investments, net	(2,213)	(434)	(3,255)	(1,828)
Other income (expense), net	248	3,640	265	10,943
Income (loss) from continuing operations before income taxes	7,353	(6,484)	7,566	(52,540)
Income tax expense (benefit)	480	(5,835)	63	(8,719)
Net income (loss) from continuing operations	6,873	(649)	7,503	(43,821)
Plus: Earnings (loss) from discontinued operations, net of taxes	(12,848)	(3,586)	(13,570)	290,665
Net income (loss)	(5,975)	(4,235)	(6,067)	246,844
Less: Income (loss) attributable to noncontrolling interest	1,150	(239)	3,037	471
Net income (loss) attributable to Tribune common stockholders	$(7,125)	$(3,996)	$(9,104)	$246,373

Net income (loss) from continuing operations available to Tribune common stockholders, per common share:
Basic	$(0.25)	$(0.01)	$(0.29)	$(1.26)
Diluted	$(0.25)	$(0.01)	$(0.29)	$(1.26)
Net income (loss) available to Tribune common stockholders, per common share:
Basic	$(0.61)	$(0.11)	$(0.67)	$7.01
Diluted	$(0.61)	$(0.11)	$(0.67)	$7.01
Weighted average shares outstanding:
Basic	35,863	35,409	35,734	35,166
Diluted	35,863	35,409	35,734	35,166

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net income (loss)	$(5,975)	$(4,235)	$(6,067)	$246,844
Comprehensive income (loss), net of taxes:
Amortization of items to periodic pension cost during the period, net of taxes of ($22), ($916), ($68) and ($2,746), respectively	(60)	(2,376)	(178)	(7,128)
Foreign currency translation	(4)	(6)	(16)	(11)
Comprehensive loss recognized in continuing operations, net of taxes	(64)	(2,382)	(194)	(7,139)
Accumulated other comprehensive income recognized in discontinued operations, net of taxes of $9,702	—	—	—	25,397
Comprehensive income (loss)	(6,039)	(6,617)	(6,261)	265,102
Less: Comprehensive income (loss) attributable to noncontrolling interest	1,150	(239)	3,037	471
Comprehensive income (loss) attributable to Tribune common stockholders	$(7,189)	$(6,378)	$(9,298)	$264,631

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 29, 2019	December 30, 2018
Assets
Current assets
Cash	$56,526	$97,560
Accounts receivable, (net of allowances of $9,872 and $11,458)	103,713	145,463
Inventories	5,682	9,587
Prepaid expenses and other current assets	21,535	18,197
Total current assets	187,456	270,807

Property, plant and equipment
Machinery, equipment and furniture	127,874	124,243
Buildings and leasehold improvements	86,396	82,399
	214,270	206,642
Accumulated depreciation	(89,504)	(74,013)
	124,766	132,629
Advance payments on property, plant and equipment	2,186	12,334
Property, plant and equipment, net	126,952	144,963

Other assets
Goodwill	132,172	132,146
Intangible assets, net	70,960	77,229
Software, net	23,066	27,117
Lease right-of-use asset	102,071	—
Restricted cash	37,290	43,947
Deferred income taxes	7,105	2,414
Other long-term assets	14,604	28,004
Total other assets	387,268	310,857

Total assets	$701,676	$726,627

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
(In thousands, except per share data)
(Unaudited)

	September 29, 2019	December 30, 2018
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$40,962	$70,555
Employee compensation and benefits	32,954	61,001
Deferred revenue	44,438	51,114
Current portion of long-term lease liability	25,120	—
Current portion of long-term debt	100	405
Other current liabilities	41,293	21,203
Liabilities associated with discontinued operations	—	6,249
Total current liabilities	184,867	210,527

Non-current liabilities
Long term lease liability	102,430	—
Workers’ compensation, general liability and auto insurance payable	26,895	30,606
Pension and postretirement benefits payable	17,419	20,150
Deferred rent	—	25,424
Long-term debt	6,777	6,799
Other obligations	7,861	20,053
Total non-current liabilities	161,382	103,032

Noncontrolling interest	54,246	39,756

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 30,000 shares; no shares issued or outstanding at September 29, 2019 and December 30, 2018	—	—
Common stock, $.01 par value. Authorized 300,000 shares, 37,907 shares issued and 35,953 shares outstanding at September 29, 2019; 37,551 shares issued and 35,597 shares outstanding at December 30, 2018	379	376
Additional paid-in capital	176,227	166,668
Retained earnings	150,902	232,401
Accumulated other comprehensive income (loss)	(167)	27
Treasury stock, at cost - 1,954 shares at September 29, 2019 and December 30, 2018	(26,160)	(26,160)
Total stockholders’ equity	301,181	373,312

Total liabilities and stockholders’ equity	$701,676	$726,627

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	AOCI	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 30, 2018	37,551	$376	$166,668	$232,401	$27	$(26,160)	$373,312
Cumulative effect of adoption of leasing standard	—	—	—	(1,787)	—	—	(1,787)
Adjusted balance at December 30, 2018	37,551	376	166,668	230,614	27	(26,160)	371,525
Comprehensive loss attributable to controlling interests	—	—	—	(4,675)	(61)	—	(4,736)
Issuance of stock from restricted stock and restricted stock unit (“RSU”) conversions	67	—	—	—	—	—	—
Stock-based compensation	—	—	5,737	—	—	—	5,737
Withholding for taxes on RSU conversions	—	—	(13)	—	—	—	(13)
Balance at March 31, 2019	37,618	376	172,392	225,939	(34)	(26,160)	372,513
Comprehensive income (loss) attributable to controlling interests	—	—	—	2,696	(69)	—	2,627
Dividends to common stockholders	—	—	—	(55,755)	—	—	(55,755)
Issuance of stock from restricted stock and RSU conversions	68	1	(1)	—	—	—	—
Stock-based compensation	—	—	2,914	—	—	—	2,914
Balance at June 30, 2019	37,686	377	175,305	172,880	(103)	(26,160)	322,299
Comprehensive loss attributable to controlling interests	—	—	—	(7,125)	(64)	—	(7,189)
Issuance of stock from restricted stock and RSU conversions	220	2	(2)	—	—	—	—
Stock-based compensation	—	—	2,449	—	—	—	2,449
Withholding for taxes on restricted stock unit conversions	—	—	(1,525)	—	—	—	(1,525)
Noncontrolling interest carrying value adjustment	—	—	—	(14,853)	—	—	(14,853)
Balance at September 29, 2019	37,906	$379	$176,227	$150,902	$(167)	$(26,160)	$301,181

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENT OF EQUITY (continued)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	AOCI	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2017	37,551	$376	$150,229	$(16,390)	$(13,527)	$(51,526)	$69,162
Comprehensive loss attributable to controlling interests	—	—	—	(14,627)	(2,377)	—	(17,004)
AOCI recognized in discontinued operations	—	—	—	—	108	—	108
Issuance of stock from treasury for acquisition	—	—	9,229	—	—	25,366	34,595
Issuance of stock from restricted stock and RSU conversions	122	1	(1)	—	—	—	—
Exercise of stock options	7	—	133	—	—	—	133
Stock-based compensation	—	—	2,447	—	—	—	2,447
Withholding for taxes on RSU conversions	—	—	(943)	—	—	—	(943)
Forfeited restricted stock	(450)	(5)	5	—	—	—	—
Balance at April 1, 2018	37,230	372	161,099	(31,017)	(15,796)	(26,160)	88,498
Comprehensive income (loss) attributable to controlling interests	—	—	—	264,849	(2,380)	—	262,469
AOCI recognized in discontinued operations	—	—	—	—	25,289	—	25,289
Issuance of stock from restricted stock and RSU conversions	12	—	—	—	—	—	—
Exercise of stock options	—	—	1	—	—	—	1
Stock-based compensation	—	—	2,748	—	—	—	2,748
Withholding for taxes on RSU conversions	—	—	(119)	—	—	—	(119)
Balance at July 1, 2018	37,242	372	163,729	233,832	7,113	(26,160)	378,886
Comprehensive loss attributable to controlling interests	—	—	—	(3,849)	(2,382)	—	(6,231)
Issuance of stock from restricted stock and RSU conversions	205	2	(2)	—	—	—	—
Stock-based compensation	—	—	2,982	—	—	—	2,982
Withholding for taxes on RSU conversions	—	—	(2,044)	—	—	—	(2,044)
Balance at September 30, 2018	37,447	$374	$164,665	$229,983	$4,731	$(26,160)	$373,593

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2019	September 30, 2018
Operating Activities From Continuing Operations
Net income (loss) from continuing operations	$7,503	$(43,821)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,993	37,567
Stock compensation expense	11,100	7,513
Loss on equity investments, net	3,255	1,828
Loss on early extinguishment of debt	—	7,666
Deferred income taxes	(3,896)	3,818
Defined benefit plan contribution	(1,929)	(3,419)
Postretirement medical, life and other benefits	(1,047)	(12,615)
Changes in working capital items, excluding effects from acquisitions:
Accounts receivable, net	41,601	2,045
Prepaid expenses, inventories and other current assets	(12,808)	14,084
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	(46,289)	(22,700)
Other, net	(530)	742
Net cash provided by (used for) operating activities	31,953	(7,292)

Investing Activities From Continuing Operations
Capital expenditures	(13,866)	(48,956)
Acquisition of businesses, net of cash acquired	—	(70,999)
Other, net	(718)	(2,207)
Net cash used for investing activities	(14,584)	(122,162)

Financing Activities From Continuing Operations
Dividends paid to Tribune common stockholders	(53,846)	—
Repayments of capital lease obligations	(305)	—
Repayments of long-term debt	—	(353,253)
Dividends paid to noncontrolling interest	(3,400)	(2,000)
Withholding for taxes on RSU vesting	(1,538)	(3,106)
Other	—	(151)
Net cash used for financing activities	(59,089)	(358,510)

Decrease in cash attributable to continuing operations	$(41,720)	$(487,964)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands) (Unaudited)

	Nine Months Ended
	September 29, 2019	September 30, 2018

Cash flows used for operating activities from discontinued operations, net	$(5,971)	$(47,071)
Cash flows provided by investing activities from discontinued operations, net	—	491,504
Cash flows used for financing activities from discontinued operations, net	—	(291)
Increase (decrease) in cash attributable to discontinued operations	(5,971)	444,142

Net decrease in cash	(47,691)	(43,822)
Cash, cash equivalents and restricted cash, beginning of period	141,507	185,351
Cash, cash equivalents and restricted cash, end of period	$93,816	$141,529

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—Tribune Publishing Company, formerly tronc. Inc., was formed as a Delaware corporation on November 21, 2013. Tribune Publishing Company together with its subsidiaries (collectively, the “Company” or “Tribune”) is a media company rooted in award-winning journalism. Headquartered in Chicago, the Company operates local media businesses in eight markets with titles including the Chicago Tribune, New York Daily News, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Virginia’s Daily Press and The Virginian-Pilot, The Morning Call of Lehigh Valley, Pennsylvania, and the Hartford Courant. Tribune also operates Tribune Content Agency (“TCA”) and is a majority owner in BestReviews LLC (“BestReviews”). On May 28, 2018, the Company acquired Virginian-Pilot Media Companies, LLC, owner of The Virginian-Pilot, a daily newspaper based in Norfolk, Virginia, and associated businesses (“Virginian-Pilot”). See Note 6 for further information on this acquisition.
On May 23, 2018, the Company completed the sale of substantially all of the assets of forsalebyowner.com and on June 18, 2018, the Company completed the sale of the Los Angeles Times, The San Diego Union-Tribune and various other titles of the Company’s California properties (“California Properties”). See Note 7 for more information on the dispositions and related discontinued operations.
Tribune’s continuing legacy of brands, including The Virginian-Pilot, have earned a combined 61 Pulitzer Prizes and are committed to informing, inspiring and engaging local communities. Tribune’s brands create and distribute content across its media portfolio, offering integrated marketing, media, and business services to consumers and advertisers, including digital solutions and advertising opportunities.
Fiscal Periods—The Company’s fiscal year ends on the last Sunday in December. Fiscal year 2019 ends on December 29, 2019 and fiscal year 2018 ended on December 30, 2018. Fiscal year 2019 and 2018 are 52-week years with 13 weeks in each quarter.
Basis of Presentation—The accompanying unaudited Consolidated Financial Statements and notes of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of Tribune as of September 29, 2019 and December 30, 2018 and the results of operations for the three and nine months ended September 29, 2019 and September 30, 2018, respectively, and the cash flows for the nine months ended September 29, 2019 and September 30, 2018, respectively. This includes all normal and recurring adjustments and elimination of intercompany transactions. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The year-end Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
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
Accounting standards not yet adopted—In June 2016, the FASB issued ASU 2016-13, Topic 326, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured as amortized cost. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company expects to adopt the standard effective December 30, 2019. The Company is assessing the impact of this new standard on the Company’s future reported results and operating and accounting processes and systems.
NOTE 2: LEASES
Tribune’s leased facilities total approximately 4.0 million square feet in the aggregate. The Company currently has leased newspaper production facilities in Connecticut, Florida, Illinois, Maryland, New Jersey, and Pennsylvania, however Tribune owns substantially all of the production equipment. For printing plants, the initial lease term is 10 years with two options to renew for additional 10 year terms. For distribution facilities, the initial lease term is generally five years, with options to renew either two or three additional five year terms. Our corporate headquarters are located at 160 N. Stetson Avenue, Chicago, Illinois. The lease is for approximately 137,000 square feet with a 10 year and 11 month term for one floor and a 12 year term for four floors, expiring in 2028 and 2030, respectively. The Company has rent escalations, rent holidays and leasehold improvement incentives which are included in the determination of the right-of-use asset (“ROU”) and the lease liabilities.
Tribune subleases certain facilities that total approximately 0.1 million square feet in aggregate. The terms of these subleases are from five to seven years and expire between 2019 and 2023.
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
Below is a summary of information related to the Company’s leases for the three and nine months ended September 29, 2019 (in thousands):

	Three Months Ended	Nine Months Ended
	September 29, 2019	September 29, 2019
Lease cost:
Finance lease cost
Amortization of right-of-use assets	$78	$235
Interest on lease liabilities	26	78
Operating lease cost	7,314	21,560
Short-term lease cost	113	692
Variable lease cost	1,833	5,403
Sublease income	(864)	(2,436)
Total lease cost	$8,500	$25,532
Below is a summary of the supplemental cash flow information related to leases for the nine months ended September 29, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$22,289
Operating cash flows used for finance leases	$109
Financing cash flows used for finance leases	$305
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,930
Weighted average remaining lease term - finance leases (in years)	2.1
Weighted average remaining lease term - operating leases (in years)	6.1
Weighted average discount rate - finance leases	5.75%
Weighted average discount rate - operating leases	4.75%
Future minimum lease payments under noncancelable operating lease arrangements having initial terms of one year or more as of September 29, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases	Subleases
9/30/2019 - 9/27/2020	$30,656	$100	$2,873
9/28/2020 - 9/26/2021	28,199	6,942	2,300
9/27/2021 - 9/25/2022	25,767	—	1,645
9/26/2022 - 9/24/2023	19,796	—	1,625
9/25/2023 - 9/29/2024	9,480	—	391
Thereafter	34,804	—	—
Total future lease payments	148,702	7,042	8,834
Less imputed interest	21,152	165	—
Net future minimum lease payments	$127,550	$6,877	$8,834

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
The Company receives a significant portion of the payments from its subscribers in advance of the delivery of the content both either in print or digitally. These up-front payments and fees are recorded as deferred revenue upon receipt and generally require deferral of revenue recognition to a future period until the Company performs its obligations under the subscription agreement. The deferred revenue is recognized as revenue as the content is delivered. The deferred revenue is considered a contract liability under ASC 606. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. Therefore, the Company has no contract assets as defined under ASC 606. As of December 30, 2018, the Company had a contract liabilities balance of $54.0 million, of which $44.0 million has been recognized as revenue in the nine months ended September 29, 2019. As of the adoption of ASC 606 on January 1, 2018, the Company had a contract liabilities balance of $55.1 million, of which $45.6 million was recognized as revenue in the nine months ended September 30, 2018.
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
During the nine months ended September 29, 2019, the Company implemented reductions in staffing levels in its operations of 118 positions for which the Company recorded pretax charges related to these reductions and executive separations totaling $7.6 million. The pretax charges related to the reductions during the three months ended September 29, 2019 totaled $0.9 million. The reductions for the nine months ended September 29, 2019, include 23 positions related to the voluntary severance incentive plan initiated in the fourth quarter of 2018. The related salary continuation payments began during the first quarter of 2019 and are expected to continue through the first quarter of 2020.
Included in the 2019 severance charge is approximately $4.0 million related to the separation of the Company’s CEO and two senior executives in the digital operations in the first quarter of 2019. Each of these employees had employment contracts which provided for immediate payout of any contractual compensation under the employment agreement in the event of separation. These employment agreements were amended to permit payment of the severance as salary continuation over the remainder of 2019, during which time equity-based awards would continue to vest. The severance payments to these executives, including compensation and medical benefits, if any, were accrued in the first quarter of 2019. Additionally, as a result of the separation, the Company recognized accelerated stock-based compensation expense in the first quarter of 2019 of $1.5 million.
In July 2018, the Company implemented reductions in staffing levels of 178 positions of which approximately 50% were at the New York Daily News. The Company recorded pretax charges related to these reductions totaling $4.6 million.
In addition to the initiatives in July 2018, the Company implemented additional reductions of 52 and 339 positions during the three and nine months ended September 30, 2018, respectively, and recorded pretax charges related to these reductions of $3.5 million and $14.3 million, respectively.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of the activity with respect to the Company’s severance accrual for the nine months ended September 29, 2019 is as follows (in thousands):

Balance at December 30, 2018	$28,845
Provision	7,574
Payments	(31,261)
Balance at September 29, 2019	$5,158
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
As the operational transition continues, there are certain costs that the Company paid on behalf of NantMedia due to commingled contracts and processes. Such costs include newsprint, rent, benefits, and other operating activities. The TSA provides for reimbursement to the Company for such charges until the contracts and processes can be separated. Additionally, the Company receives some revenue payments related to commingled revenue contracts that include the California Properties. These payments are reimbursed to NantMedia. A summary of the activity with respect to the TSA for the three and nine months ended September 29, 2019 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Accounts receivable from NantMedia beginning balance	$8,967	$12,521	$17,909	$—
Revenue for TSA services	4,061	8,618	17,014	9,799
Reimbursable costs	9,123	23,495	38,801	35,523
Amounts received for TSA services	(5,467)	(5,189)	(17,870)	(5,189)
Amounts received for reimbursable costs	(9,694)	(8,339)	(49,706)	(8,339)
Amounts reimbursed to Nant for amounts collected from third parties under commingled revenue contracts	4,104	2,898	17,180	2,898
Amounts collected from third parties under commingled revenue contracts	(3,307)	(5,093)	(15,541)	(5,781)
Accounts receivable from NantMedia balance as of September 29, 2019(1)	$7,787	$28,911	$7,787	$28,911
(1)The accounts receivable from NantMedia balance as of September 29, 2019 consists of $7.3 million of charges which had been billed and $0.5 million of charges which had not been billed as of that date.

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
NOTE 6: ACQUISITION
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
During the first quarter of 2019, the Company completed the determination of the fair value of the assets acquired, including intangible assets and liabilities assumed. There were no adjustments to the allocation of the purchase price which is as follows (in thousands):

Consideration
Cash consideration for acquisition	$33,912
Total consideration	33,912

Allocated Fair Value of acquired Assets and Assumed Liabilities
Accounts receivable and other current assets	8,257
Property, plant and equipment	29,843
Mastheads	4,700
Intangible assets subject to amortization	1,300
Accounts payable and other current liabilities	(10,749)
Other long-term obligations	(68)
Total identifiable assets, net	33,283
Goodwill	629
Total net assets acquired	$33,912

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
As part of the Nant Transaction, the Company provided Nant Capital indemnification with respect to certain legal matters which were at various states of adjudication at the date of the sale. On August 19, 2019, the Los Angeles Times received an unfavorable jury verdict of $15.5 million in an indemnified employment litigation matter. Included in other operating expenses within discontinued operations for the three and nine months ended September 29, 2019, the Company recorded litigation reserves of $17.0 million and $18.0 million, respectively, associated with the verdict, legal fees and other indemnified legal matters. The Company plans to appeal the verdict. As of September 29, 2019, the Company has fully reserved for the unfavorable verdict.
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
Discontinued Operations
Earnings (loss) from discontinued operations for the respective transaction dates, included in the Consolidated Statements of Income (Loss) are comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Operating revenues	$—	$11	$—	$211,511
Operating expenses:
Compensation	—	3	—	58,839
Newsprint and ink	—	3	—	14,376
Outside services	845	57	845	61,711
Other operating expenses	16,950	474	17,950	57,224
Depreciation and amortization	—	—	—	3,530
Total operating expenses	17,795	537	18,795	195,680
Income (loss) from operations	(17,795)	(526)	(18,795)	15,831
Gain (loss) on sale	—	(3,151)	—	406,183
Interest expense, net	—	—	—	(52)
Other income, net	—	—	—	1,338
Income tax (expense) benefit	4,947	91	5,225	(132,635)
Income (loss) from discontinued operations, net of tax	$(12,848)	$(3,586)	$(13,570)	$290,665

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Discontinued operations by segment are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Operating revenues
M	$—	$(25)	$—	$185,811
X	—	36	—	25,638
Corporate and Eliminations	—	—	—	62
	$—	$11	$—	$211,511
Income (loss) from operations
M	$(17,795)	$(350)	$(18,795)	$9,997
X	—	(171)	—	5,795
Corporate and Eliminations	—	(5)	—	39
	$(17,795)	$(526)	$(18,795)	$15,831
Depreciation and amortization
M	$—	$—	$—	$3,426
X	—	—	—	104
	$—	$—	$—	$3,530

The following table presents the aggregate carrying amounts of assets and liabilities related to discontinued operations in the Consolidated Condensed Balance Sheets (in thousands):

	September 29, 2019	December 30, 2018
Carrying amount of liabilities associated with discontinued operations:
Income tax payable	—	6,249
Total liabilities associated with discontinued operations	$—	$6,249
NOTE 8: INVENTORIES
Inventories consisted of the following (in thousands):

	September 29, 2019	December 30, 2018
Newsprint	$5,329	$9,273
Supplies and other	353	314
Total inventories	$5,682	$9,587
Inventories are stated at the lower of cost or net realizable value determined using the first-in, first-out basis for all inventories.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets at September 29, 2019 and December 30, 2018, consisted of the following (in thousands):

	September 29, 2019			December 30, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Subscribers (useful life of 2 to 10 years)	$7,312	$(5,409)	$1,903	$7,312	$(4,730)	$2,582
Advertiser relationships (useful life of 2 to 13 years)	27,648	(14,374)	13,274	27,648	(12,497)	15,151
Trade names (useful life of 20 years)	15,100	(3,904)	11,196	15,100	(3,343)	11,757
Other (useful life of 1 to 20 years)	16,181	(6,420)	9,761	17,744	(4,831)	12,913
Total intangible assets subject to amortization	$66,241	$(30,107)	36,134	$67,804	$(25,401)	42,403

Software (useful life 2 to 10 years)	$143,689	$(120,623)	23,066	$136,005	$(108,888)	27,117

Goodwill and other intangible assets not subject to amortization
Goodwill			132,172			132,146
Newspaper mastheads and other			34,826			34,826
Total goodwill and other intangible assets			$226,198			$236,492
NOTE 10: INCOME TAXES
For the three and nine months ended September 29, 2019, the Company recorded income tax expense related to continuing operations of $0.5 million and $0.1 million, respectively. The effective tax rate on pretax income was 6.5% and 0.8% in the three and nine months ended September 29, 2019, respectively. During the three months ended September 29, 2019, the Company recorded a discrete item which resulted in a tax benefit of $1.5 million relating to an adjustment in state tax expense for the treatment of the Nant Transaction gain for state apportionment in selected states. For the three and nine months ended September 29, 2019, the rate also differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, income from noncontrolling interest, tax expense related to vesting of stock compensation, and nondeductible expenses.
For the three and nine months ended September 30, 2018, the Company recorded an income tax benefit related to continuing operations of $5.8 million and $8.7 million, respectively. The effective tax rate on pretax income from continuing operations was 90.0% and 16.6% in the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2018, the rate differs from the U.S. federal statutory rate of 21% primarily due to a year-to-date true-up that increased the income tax benefit for the quarter by $4.3 million to the estimated annual tax provision. The rate also differs due to state income taxes, net of federal benefit, and nondeductible expenses. For the nine months ended September 30, 2018, the rate differs from the U.S. federal tax rate of 21% primarily due to state income taxes, net of federal benefit, and nondeductible expenses. In the case of a pretax loss, the unfavorable permanent differences, such as non-deductible meals and entertainment expense, have the effect of decreasing the tax benefit which, in turn, decreases the effective tax rate. Also, in periods in which income (loss) before income taxes is close to break-even, permanent differences and changes in estimate tend to have a greater impact on the effective tax rate.
NOTE 11: PENSION AND OTHER POSTRETIREMENT BENEFITS
Multiemployer Pension Plans
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. During the nine months ended September 29, 2019, the

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Company made contributions totaling $11.0 million to the Chicago Newspaper Publishers Drivers’ Union Pension Plan (the “Drivers’ Plan”), pursuant to its amended rehabilitation plan. The Company expects to contribute an additional $0.7 million during the remainder of 2019. These payments are expensed when due to be paid.
Defined Benefit Plans
The Company is the sponsor of a single-employer defined benefit plan, the Daily News Retirement Plan (the “NYDN Pension Plan”). The NYDN Pension Plan provides benefits to certain current and former employees of the New York Daily News. As of March 31, 2018, future benefits under the NYDN Pension Plan were frozen and no new participants are permitted after that time. The Company contributed $1.9 million to the NYDN Pension Plan in the nine months ended September 29, 2019. The Company expects to contribute $0.6 million to the NYDN Pension Plan during the remainder of 2019. The components of net periodic benefit for the NYDN Pension Plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended		Affected Line Items in the Consolidated Statements of Income (Loss)
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Service Cost	$—	$—	$—	$72	Compensation
Interest cost	878	818	2,637	2,454	Other income (expense), net
Expected return on assets	(1,052)	(1,167)	(3,159)	(3,500)	Other income (expense), net
Net periodic benefit	$(174)	$(349)	$(522)	$(974)
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

	Three Months Ended		Nine Months Ended		Affected Line Items in the Consolidated Statements of Income (Loss)
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Service Cost	$5	$3	$13	$10	Compensation
Interest cost	10	9	29	26	Other income (expense), net
Amortization of prior service credits	(82)	(2,634)	(246)	(7,901)	Other income (expense), net
Amortization of actuarial gains	—	(658)	—	(1,973)	Other income (expense), net
Net periodic benefit	$(67)	$(3,280)	$(204)	$(9,838)
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The seller also has the right, beginning three years after closing date of the acquisition, to cause the Company to purchase all (but not less than all) of the remaining 40% of the membership interests of BestReviews (the “Put Option”) at a purchase price to be determined in the same manner as if the Call Option was exercised.
The noncontrolling interest is presented between liabilities and stockholders’ equity within the Company’s consolidated condensed balance sheets because the Put Option described above could, upon exercise, require the Company, under certain circumstances, to pay cash to purchase the noncontrolling interest. Each quarter, the carrying value of noncontrolling interest is adjusted to the amount the Company would be required to pay the noncontrolling interest holders as if the Put Option had been exercised as of the balance sheet date, with an offsetting adjustment to stockholders’ equity. Adjustments to increase (decrease) the carrying value of noncontrolling interest also reduce (increase) the amount of net income or loss attributable to Tribune common stockholders for purposes of determining both basic and diluted earnings per share. During the three months ended September 29, 2019, the Company recorded a carrying value adjustment of $14.9 million.
In the nine months ended September 29, 2019, BestReviews declared dividends of $8.5 million to its stockholders. The Company’s portion of these dividends was $5.1 million and the noncontrolling stockholders’ portion was $3.4 million.
A summary of the activity with respect to noncontrolling interest for the nine months ended September 29, 2019 is as follows (in thousands):

Balance at December 30, 2018	$39,756
Dividends declared and paid to noncontrolling interest	(3,400)
Carrying value adjustment	14,853
Income attributable to noncontrolling interest	3,037
Balance at September 29, 2019	$54,246
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three and nine months ended September 29, 2019 and September 30, 2018, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Income (loss) - Numerator:
Net income (loss) from continuing operations	$6,873	$(649)	$7,503	$(43,821)
Less: Income (loss) attributable to noncontrolling interest	1,150	(239)	3,037	471
Less: Noncontrolling interest carrying value adjustment	14,853	—	14,853	—
Net income (loss) from continuing operations available to Tribune common stockholders, before discontinued operations	(9,130)	(410)	(10,387)	(44,292)
Plus: Earnings (loss) from discontinued operations, net of taxes	(12,848)	(3,586)	(13,570)	290,665
Net income (loss) attributable to Tribune common stockholders	$(21,978)	$(3,996)	$(23,957)	$246,373

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	35,863	35,409	35,734	35,166
Dilutive effect of employee stock options and RSUs	—	—	—	—
Adjusted weighted average shares outstanding (diluted)	35,863	35,409	35,734	35,166

Net income (loss) attributable to Tribune per common share - Basic
Continuing operations	$(0.25)	$(0.01)	$(0.29)	$(1.26)
Discontinued operations	(0.36)	(0.10)	(0.38)	8.27
Net income (loss) attributable to Tribune per common share - Basic	$(0.61)	$(0.11)	$(0.67)	$7.01

Net income (loss) attributable to Tribune per common share - Diluted
Income (loss) per share from continuing operations	$(0.25)	$(0.01)	$(0.29)	$(1.26)
Earnings per share from discontinued operations	(0.36)	(0.10)	(0.38)	8.27
Net income (loss) attributable to Tribune per common share - Diluted	$(0.61)	$(0.11)	$(0.67)	$7.01
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 858,219 and 902,664 for the three and nine months ended September 29, 2019, respectively. The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 924,887 for both the three and nine months ended September 30, 2018.
The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 1,099,943 and 1,221,963 for the three and nine months ended September 29, 2019, respectively. The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 1,437,363 for both the three and nine months ended September 30, 2018.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 14: STOCKHOLDERS’ EQUITY
Dividends
On May 29, 2019, the Board of Directors declared a special cash dividend of $1.50 per share of common stock outstanding. The cash dividend of $53.8 million was paid on July 2, 2019, to shareholders of record as of June 12, 2019. Additionally, the Company accrued dividend equivalents of $1.9 million for RSUs outstanding as of the record date.
Stock Repurchases
On March 13, 2019, the Board of Directors authorized $25.0 million to be used for stock repurchases for 24 months from the date of authorization. No repurchases were made in the nine months ended September 29, 2019.
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
Mr. Ferro is the manager of Merrick Venture Management, LLC, which is the sole manager of Merrick Media. Because Merrick Venture Management, LLC serves as the sole manager of Merrick Media, Mr. Ferro may be deemed to indirectly control all of the shares of the Company’s common stock owned by Merrick Media. Mr. Ferro, together with his affiliated entities, beneficially owned 9,071,529 shares of Tribune common stock, which represented 25.2% of Tribune common stock as of September 29, 2019.
Nant Capital, LLC
Dr. Patrick Soon-Shiong, a former director of the Company, together with Nant Capital, LLC (“Nant Capital”), beneficially own 8,743,619 shares of Tribune common stock, which represented 24.3% of the outstanding shares of Tribune common stock as of September 29, 2019. California Capital Equity, LLC (“CalCap”) directly owns all of the equity interests of Nant Capital, and CalCap may be deemed to have beneficial ownership of the shares held by Nant Capital. Dr. Soon-Shiong directly owns all of the equity interests of CalCap and may be deemed to beneficially own and share voting power and investment power with Nant Capital over all shares of Tribune common stock beneficially owned by Nant Capital. Under the Securities Purchase Agreement dated May 22, 2016, among the Company, Nant Capital and Dr. Patrick Soon-Shiong (“Nant Purchase Agreement”), Nant Capital and Dr. Soon-Shiong and their respective affiliates are prohibited, without the prior written approval of the Board of Directors, from acquiring additional equity of the Company if the acquisition could result in their beneficial ownership of more than 25% of the Company’s then-outstanding shares of common stock. This prohibition expired on June 1, 2019. The Nant Purchase Agreement also includes covenants perpetually prohibiting the transfer of shares of the Company’s common stock if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then-outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the Company’s then-existing primary geographical markets.
On January 17, 2019, Dr. Patrick Soon-Shiong, NantMedia Holdings, LLC and Nant Capital entered into a Standstill and Voting Agreement (“Standstill Agreement”) with the Company. The Standstill Agreement provides that until June 30, 2020, Dr. Patrick Soon-Shiong, Nant Media, and Nant Capital will not (a) make or participate in any solicitation of proxies to vote, or seek to advise or knowingly influence any person with respect to the voting of any voting securities of the Company, (b) join or participate in a “group” (as defined in the rules of the SEC) in connection with any securities of the Company or (c) seek to control or knowingly influence the management, board of directors or policies of the Company. Furthermore, under the Standstill Agreement, Dr. Patrick Soon-Shiong, Nant Media and Nant Capital will, until June 30, 2020, vote their shares of common stock (a) in favor of each nominee or director designated by the Nominating and Governance Committee

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

of the Board of Directors at each election of directors and (b) in accordance with the Board’s recommendations on any change of control transaction involving the Company at or above a minimum purchase price. The Company recorded a charge to non-operating expense during the nine months ended September 29, 2019 for $0.5 million related to the Standstill Agreement.
NOTE 15: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, where applicable (in thousands):

	Foreign Currency	OPEB	Pension	Total
Balance at December 30, 2018	$(39)	$303	$(237)	$27
Amounts reclassified from AOCI	—	(178)	—	(178)
Foreign currency translation adjustments	(16)	—	—	(16)
Balance at September 29, 2019	$(55)	$125	$(237)	$(167)
The following table presents the amounts and line items in the Consolidated Statements of Income (Loss) where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the three and nine months ended September 29, 2019 and September 30, 2018 (in thousands):

	Three Months Ended		Nine Months Ended		Affected Line Items in the Consolidated Statements of Income (Loss)
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Accumulated Other Comprehensive Income Components
Pension and postretirement benefit adjustments:
Amortization of prior service credits	$(82)	$(2,634)	$(246)	$(7,901)	Other income, net
Amortization of actuarial gains	—	(658)	—	(1,973)	Other income, net
Total before taxes	(82)	(3,292)	(246)	(9,874)
Tax effect	(22)	(916)	(68)	(2,746)	Income tax benefit
Total reclassifications for the period	$(60)	$(2,376)	$(178)	$(7,128)
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Assets are not presented to or used by management at a segment level for making operating and investment decisions and therefore are not reported.
The Company measures segment profit using income (loss) from operations, which is defined as income (loss) from operations before net interest expense, gain on investment transactions, reorganization items and income taxes.
Disaggregated operating revenues and income (loss) from continuing operations by operating segment for the three months ended September 29, 2019 and September 30, 2018, respectively, were as follows for the periods indicated (in thousands):

	Three Months Ended
	M		X		Corporate and Eliminations		Consolidated
	(Print)		(Digital)
	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Advertising	$71,376	$83,990	$21,843	$25,748	$(1)	$40	$93,218	$109,778
Circulation	82,992	87,644	—	—	—	(6)	82,992	87,638
Commercial print and delivery	22,404	24,445	—	—	—	—	22,404	24,445
Direct mail	8,853	8,608	—	—	—	—	8,853	8,608
Content syndication and other	2,003	2,698	22,978	15,329	3,579	7,274	28,560	25,301
Other	33,260	35,751	22,978	15,329	3,579	7,274	59,817	58,354
Operating revenues	187,628	207,385	44,821	41,077	3,578	7,308	236,027	255,770
Operating expenses	171,009	210,640	41,696	37,380	13,947	17,743	226,652	265,763
Income (loss) from operations	$16,619	$(3,255)	$3,125	$3,697	$(10,369)	$(10,435)	9,375	(9,993)
Interest income (expense), net							(57)	303
Loss on equity investments, net							(2,213)	(434)
Other income (expense), net							248	3,640
Income (loss) from continuing operations before income taxes							$7,353	$(6,484)
Depreciation and amortization	$5,002	$4,151	$2,683	$4,274	$3,576	$3,754	$11,261	$12,179

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Disaggregated operating revenues and income (loss) from continuing operations by operating segment for the nine months ended September 29, 2019 and September 30, 2018, respectively, were as follows for the periods indicated (in thousands):

	Nine Months Ended
	M		X		Corporate and Eliminations		Consolidated
	(Print)		(Digital)
	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Advertising	$227,135	$254,532	$66,399	$71,785	$4	$40	$293,538	$326,357
Circulation	254,471	260,886	—	—	—	(6)	254,471	260,880
Commercial print and delivery	70,765	77,234	—	—	—	—	70,765	77,234
Direct mail	26,431	24,236	—	—	—	—	26,431	24,236
Content syndication and other	6,651	7,005	63,071	44,404	15,952	7,057	85,674	58,466
Other	103,847	108,475	63,071	44,404	15,952	7,057	182,870	159,936
Operating revenues	585,453	623,893	129,470	116,189	15,956	7,091	730,879	747,173
Operating expenses	543,383	619,461	122,109	109,548	55,309	60,480	720,801	789,489
Income (loss) from operations	$42,070	$4,432	$7,361	$6,641	$(39,353)	$(53,389)	10,078	(42,316)
Interest income (expense), net							478	(11,673)
Loss on early extinguishment of debt							—	(7,666)
Loss on equity investments, net							(3,255)	(1,828)
Other income (expense), net							265	10,943
Income (loss) from continuing operations before income taxes							$7,566	$(52,540)
Depreciation and amortization	$16,229	$12,113	$7,248	$13,328	$11,516	$12,126	$34,993	$37,567
The operating revenues and operating results from continuing operations presented above are not necessarily indicative of the results that may be expected for the full fiscal year.
NOTE 18: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Nine Months Ended
	September 29, 2019	September 30, 2018
Cash paid during the period for:
Interest	$—	$10,489
Income taxes, net of refunds	8,176	3,405
Non-cash items in investing activities:
Issuance of stock from treasury for acquisition	—	34,595

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company established restricted cash to collateralize outstanding letters of credit related to workers compensation obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported within the Consolidated Condensed Balance Sheets that sum to the cash, cash equivalents and restricted cash as reported in the Consolidated Statements of Cash Flows (in thousands):

	September 29, 2019	December 30, 2018
Cash	$56,526	$97,560
Restricted cash	37,290	43,947
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$93,816	$141,507
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
Tribune’s continuing legacy of brands, including The Virginian-Pilot, have earned a combined 61 Pulitzer Prizes and are committed to informing, inspiring and engaging local communities. Tribune’s brands create and distribute content across its media portfolio, offering integrated marketing, media, and business services to consumers and advertisers, including digital solutions and advertising opportunities.
The Company continually assesses its operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. In the past these activities have included, and could include in the future, outsourcing of various functions or operations, abandonment of leased space and other activities which may result in changes to employee headcount. See Note 4 to the Consolidated Financial Statements for more information on changes in operations in the nine months ended September 29, 2019. The Company expects to continue to take actions deemed appropriate to enhance profitability but does not currently know whether or when any such actions will occur or the potential costs and expected savings. Depending on the actions taken and the timing of any such actions, the anticipated cost savings could be recognized in fiscal periods that do not correspond to the fiscal period(s) in which the charges are recognized. As a result, the Company’s net income trends could be impacted and more difficult to predict.

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
In the nine months ended September 29, 2019, 38.8% of segment M’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and from the delivery of preprinted advertising supplements. Approximately 43.5% of operating revenues for the nine months ended September 29, 2019 were generated from the sale of newspapers and other publications to individual subscribers or to sales outlets that re-sell the newspapers. The remaining 17.7% of operating revenues for the nine months ended September 29, 2019 were generated from the provision of commercial printing and delivery services to other newspapers, direct mail advertising and services, and other related activities.
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
Other revenues are derived from commercial printing and delivery services provided to other newspapers, direct mail advertising and services, and other related activities. The Company contracts with a number of national and local newspapers to both print and distribute their respective publications in local markets where it is a newspaper publisher. In some instances where it prints publications, it also manages and procures newsprint, ink and plates on their behalf. These arrangements allow the Company to leverage its investment in infrastructure in those markets that support its own publications. As a result, these arrangements tend to contribute incremental profitability and revenues. The Company currently distributes national newspapers (including The New York Times, USA Today, and The Wall Street Journal) in its local markets under multiple agreements. Additionally, in New York, Chicago, and South Florida, the Company provides some or all of these services to other local publications.
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

As of September 29, 2019, the Company’s prominent print publications include:

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
TCA is a syndication and licensing business providing content solutions for publishers around the globe.  Working with a vast collection of the world’s news and information sources, TCA delivers a daily news service and syndicated premium content to over 2,000 media and digital information publishers in more than 70 countries. Tribune News Service delivers material from 70 leading publications, including Chicago Tribune, Bloomberg News, Miami Herald, The Dallas Morning News, Seattle Times, The Philadelphia Inquirer, and Los Angeles Times. Tribune Premium Content syndicates columnists such as Leonard Pitts, Cal Thomas, Clarence Page, Ask Amy and Rick Steves. TCA manages the licensing of premium content from publications such as Rolling Stone, The Atlantic, Fast Company, Mayo Clinic, Variety and many more. TCA traces its roots back to 1918.
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
In the nine months ended September 29, 2019, 51.3% of segment X’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space on interactive websites and digital marketing services. The remaining 48.7% of operating revenues for the nine months ended September 29, 2019 were generated from the sale of digital content and other related activities.
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
As of September 29, 2019, the Company’s prominent websites include:

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

Results of Operations
Consolidated
Operating results from continuing operations for the three and nine months ended September 29, 2019 and September 30, 2018 are shown in the table below (in thousands).

	Three Months Ended			Nine Months Ended
	Sep 29, 2019	Sep 30, 2018	% Change	Sep 29, 2019	Sep 30, 2018	% Change
Operating revenues	$236,027	$255,770	(7.7%)	$730,879	$747,173	(2.2%)
Compensation	83,066	107,762	(22.9%)	276,583	324,982	(14.9%)
Newsprint and ink	12,613	16,980	(25.7%)	43,834	48,348	(9.3%)
Outside services	77,549	81,572	(4.9%)	241,787	262,372	(7.8%)
Other operating expenses	42,163	47,270	(10.8%)	123,604	116,220	6.4%
Depreciation and amortization	11,261	12,179	(7.5%)	34,993	37,567	(6.9%)
Total operating expenses	226,652	265,763	(14.7%)	720,801	789,489	(8.7%)
Income (loss) from operations	9,375	(9,993)	*	10,078	(42,316)	*
Interest income (expense), net	(57)	303	*	478	(11,673)	*
Loss on early extinguishment of debt	—	—	*	—	(7,666)	*
Loss on equity investments, net	(2,213)	(434)	*	(3,255)	(1,828)	78.1%
Other income (expense), net	248	3,640	(93.2%)	265	10,943	(97.6%)
Income tax expense (benefit)	480	(5,835)	*	63	(8,719)	*
Net income (loss) from continuing operations	6,873	(649)	*	7,503	(43,821)	*
Plus: Earnings (loss) from discontinued operations, net of taxes	(12,848)	(3,586)	*	(13,570)	290,665	*
Net income (loss)	(5,975)	(4,235)	41.1%	(6,067)	246,844	*
Less: Income (loss) attributable to noncontrolling interest	1,150	(239)	*	3,037	471	*
Net income (loss) attributable to Tribune common stockholders	$(7,125)	$(3,996)	78.3%	$(9,104)	$246,373	*
* Represents positive or negative change in excess of 100%
Three months ended September 29, 2019 compared to the three months ended September 30, 2018
Operating Revenues—Operating revenues decreased 7.7%, or $19.7 million, in the three months ended September 29, 2019, compared to the same period for 2018, due primarily to decreases in print revenue categories.
Compensation Expense—Compensation expense decreased 22.9%, or $24.7 million, in the three months ended September 29, 2019. This decrease was due primarily to a decrease in salary and payroll tax expense of $12.1 million, a decrease in severance expense of $7.5 million and a decrease in medical insurance expense of $4.5 million as a result of the reduction in headcount related to personnel restructuring in prior periods.
Newsprint and Ink Expense—Newsprint and ink expense decreased 25.7%, or $4.4 million, in the three months ended September 29, 2019. This decrease was due primarily to a decrease in the average cost per ton of newsprint related to the repeal of the tariff on certain newsprint products sourced from Canada and a decrease in volume.
Outside Services Expense—Outside services expense decreased 4.9%, or $4.0 million, in the three months ended September 29, 2019. This decrease was due primarily to a reduction of $2.4 million in professional services expense, a reduction of $0.9 million in third party delivery expense and a reduction in temporary help of $0.8 million.

Other Operating Expenses—Other expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses. These expenses decreased 10.8%, or $5.1 million, in the three months ended September 29, 2019, due primarily to a $2.0 million reduction in occupancy expenses and a $3.1 million reduction in repairs and maintenance, insurance, supplies and bad debt expenses.
Depreciation and Amortization Expense—Depreciation and amortization expense decreased 7.5%, or $0.9 million, due primarily to accelerated depreciation in the prior year related to shortened lives for certain assets removed from service.
Interest Expense, Net—Interest expense remained comparable period over period.
Loss on Equity Investments, Net—Loss on equity investments, net increased $1.8 million primarily due to additional reserves for certain investments of the Company.
Other Income, Net—The decrease in other income, net is due to increased credits in 2018 related to periodic benefit costs. In 2018, the Company terminated the non-union post-retirement medical plan. As such, remaining amounts in accumulated other comprehensive income (loss) were amortized to expense during 2018.
Income Tax Expense (Benefit)—Income tax expense (benefit) decreased $6.3 million for the three months ended September 29, 2019 over the prior year period. For the three months ended September 29, 2019, the Company recorded an income tax expense of $0.5 million including a discrete item which resulted in a tax benefit of $1.5 million relating to an adjustment in state tax expense for the treatment of the Nant Transaction gain for state apportionment in selected states. The effective tax rate on pretax income was 6.5% in the three months ended September 29, 2019. This rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, noncontrolling interest, tax expense related to vesting of stock compensation, and non-deductible expenses.
For the three months ended September 30, 2018, the Company recorded income tax benefit of $5.8 million. The effective tax rate on pretax income was 90.0% in the three months ended September 30, 2018. The rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit and non-deductible expenses.
Nine months ended September 29, 2019 compared to the nine months ended September 30, 2018
Operating Revenues—Operating revenues decreased 2.2%, or $16.3 million, in the nine months ended September 29, 2019, compared to the same period for 2018 due primarily to a decrease in advertising and circulation revenue partially offset by an increase in other revenue and the combined impact of the acquisitions of BestReviews in the first quarter of 2018, The Virginian-Pilot in the second quarter of 2018 and TSA revenue related to the sale of the California Properties in the second quarter of 2018. The acquisitions contributed $65.8 million in revenue during the nine months ended September 29, 2019, compared to $34.7 million during the nine months ended September 30, 2018. TSA revenue for the nine months ended September 29, 2019 was $17.0 million compared to $9.8 million for nine months ended September 30, 2018.
Compensation Expense—Compensation expense decreased 14.9%, or $48.4 million, in the nine months ended September 29, 2019. This decrease was due primarily to a decrease in salary and payroll tax expense of $48.6 million, a decrease in severance expense of $10.9 million and a decrease in medical insurance expense of $8.0 million as a result of the reduction in headcount related to personnel restructuring in the prior periods. This decrease was partially offset by increased pension expense related to a $11.0 million in contributions to the Drivers’ Plan, increased workers compensation expense of $3.4 million and increased compensation expense due to acquisitions which contributed $14.5 million in the nine months ended September 29, 2019 compared to $10.1 million during the nine months ended September 30, 2018.
Newsprint and Ink Expense—Newsprint and ink expense decreased 9.3% or $4.5 million. This decrease was due primarily to a decrease in the average cost per ton of newsprint related to the repeal of the tariff on certain newsprint products sourced from Canada and a decrease in volume. The decreases in price and volume were partially offset by contributions from the acquisition of The Virginian-Pilot which contributed $3.0 million in the nine months ended September 29, 2019 compared to $1.8 million during the nine months ended September 30, 2018.
Outside Services Expense—Outside services expense decreased 7.8%, or $20.6 million, in the nine months ended September 29, 2019. This decrease was due primarily to $12.5 million of expense recorded in 2018 related to the Consulting Agreement described in Note 5 to the Consolidated Financial Statements. Additionally, there was a reduction of $4.4 million in third-party delivery expense, $3.3 million in temporary help, $2.2 million in outside printing and production costs and

$13.7 million in other outside services. The decreases were partially offset by increases due to acquisitions which contributed $14.4 million in the nine months ended September 29, 2019 compared to $6.1 million during the nine months ended September 30, 2018.
Other Operating Expenses—Other expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses. These expenses increased 6.4%, or $7.4 million, in the nine months ended September 29, 2019, due primarily to $19.8 million of operating expenses previously allocated to the California Properties in the prior year. These allocated operating expenses are recovered as a component of TSA revenue in periods subsequent to the sale. Additionally, the acquisitions contributed $22.0 million in other operating expenses for the nine months ended September 29, 2019, compared to $14.2 million for the nine months ended September 30, 2018. These increases were partially offset by decreases in all categories, primarily a $3.3 million decrease in occupancy costs, a $5.0 million decrease in insurance expense, a $3.3 million decrease in bad debt expense and a $2.2 million decrease in travel, entertainment and other employee expenses.
Depreciation and Amortization Expense—Depreciation and amortization expense decreased 6.9%, or $2.6 million, due primarily to accelerated depreciation in the prior year related to shortened lives for certain assets removed from service. This decrease was partially offset by increases due to acquisitions which contributed $5.9 million in the nine months ended September 29, 2019 compared to $0.3 million during the nine months ended September 30, 2018.
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
Loss on Equity Investments, Net—Loss on equity investments, net increased $1.4 million primarily due to additional reserves for certain of the Company’s investments.
Other Income, Net—The decrease in other income, net is due to credits in 2018 related to periodic benefit costs. In 2018, the Company terminated the non-union post-retirement medical plan. As such, remaining amounts in accumulated other comprehensive income were amortized to expense during 2018.
Income Tax Expense (Benefit)—Income tax expense (benefit) decreased $8.8 million for the nine months ended September 29, 2019 over the prior year period. For the nine months ended September 29, 2019, the Company recorded an income tax expense of $0.1 million including a discrete item which resulted in a tax benefit of $1.5 million relating to an adjustment in state tax expense for the treatment of the Nant Transaction gain for state apportionment in selected states. The effective tax rate on pretax income was 0.8% in the nine months ended September 29, 2019. This rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, noncontrolling interest, tax expense related to vesting of stock compensation, and non-deductible expenses.
For the nine months ended September 30, 2018, the Company recorded income tax benefit of $8.7 million. The effective tax rate on pretax income was 16.6% in the nine months ended September 30, 2018. This rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit and non-deductible expenses.

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
The tables below show the segmentation of income and expenses from continuing operations for the three and nine months ended September 29, 2019 as compared to the three and nine months ended September 30, 2018 (in thousands). Each three-month period consists of 13 weeks.

	Three Months Ended
	M		X		Corporate and Eliminations		Consolidated
	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Total revenues	$187,628	$207,385	$44,821	$41,077	$3,578	$7,308	$236,027	$255,770
Operating expenses	171,009	210,640	41,696	37,380	13,947	17,743	226,652	265,763
Income (loss) from operations	16,619	(3,255)	3,125	3,697	(10,369)	(10,435)	9,375	(9,993)
Depreciation and amortization	5,002	4,151	2,683	4,274	3,576	3,754	11,261	12,179
Adjustments (1)	635	7,182	316	2,475	3,219	4,797	4,170	14,454
Adjusted EBITDA	$22,256	$8,078	$6,124	$10,446	$(3,574)	$(1,884)	$24,806	$16,640
(1) See Non-GAAP Measures for additional information on adjustments.

	Nine Months Ended
	M		X		Corporate and Eliminations		Consolidated
	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018	Sep 29, 2019	Sep 30, 2018
Total revenues	$585,453	$623,893	$129,470	$116,189	$15,956	$7,091	$730,879	$747,173
Operating expenses	543,383	619,461	122,109	109,548	55,309	60,480	720,801	789,489
Income (loss) from operations	42,070	4,432	7,361	6,641	(39,353)	(53,389)	10,078	(42,316)
Depreciation and amortization	16,229	12,113	7,248	13,328	11,516	12,126	34,993	37,567
Adjustments (1)	4,196	15,926	6,183	7,737	15,075	28,485	25,454	52,148
Adjusted EBITDA	$62,495	$32,471	$20,792	$27,706	$(12,762)	$(12,778)	$70,525	$47,399
(1) See Non-GAAP Measures for additional information on adjustments.

Segment M

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 29, 2019	Sep 30, 2018	% Change	Sep 29, 2019	Sep 30, 2018	% Change
Operating revenues:
Advertising	$71,376	$83,990	(15.0%)	$227,135	$254,532	(10.8%)
Circulation	82,992	87,644	(5.3%)	254,471	260,886	(2.5%)
Other	33,260	35,751	(7.0%)	103,847	108,475	(4.3%)
Total revenues	187,628	207,385	(9.5%)	585,453	623,893	(6.2%)
Operating expenses	171,009	210,640	(18.8%)	543,383	619,461	(12.3%)
Income (loss) from operations	16,619	(3,255)	*	42,070	4,432	*
Depreciation and amortization	5,002	4,151	20.5%	16,229	12,113	34.0%
Adjustments (1)	635	7,182	(91.2%)	4,196	15,926	(73.7%)
Adjusted EBITDA	$22,256	$8,078	*	$62,495	$32,471	92.5%
* Represents positive or negative change in excess of 100%
(1) See Non-GAAP Measures for additional information on adjustments.
Three months ended September 29, 2019 compared to the three months ended September 30, 2018
Advertising Revenues—Total advertising revenues decreased 15.0%, or $12.6 million, in the three months ended September 29, 2019. Retail advertising decreased $11.6 million, year over year, due primarily to decreases in financial services, furniture, specialty merchandise and retail health care categories. National advertising decreased $1.0 million, due primarily to decreases in the media and movies categories. Classified advertising remained consistent year over year.
Circulation Revenues—Circulation revenues decreased 5.3%, or $4.7 million, in the three months ended September 29, 2019. Single copy circulation decreased $3.1 million and home delivery revenue decreased $1.5 million.
Other Revenues—Other revenues decreased 7.0%, or $2.5 million, in the three months ended September 29, 2019, due primarily to declines of $2.0 million in revenues from commercial print and delivery.
Operating Expenses—Operating expenses decreased 18.8%, or $39.6 million, in the three months ended September 29, 2019. The decreases were in all expense categories with the largest being in compensation, allocations of shared costs, newsprint and ink, and occupancy costs.
Nine months ended September 29, 2019 compared to the nine months ended September 30, 2018
Advertising Revenues—Total advertising revenues decreased 10.8%, or $27.4 million, in the nine months ended September 29, 2019. Retail advertising decreased $34.9 million year over year, due primarily to decreases in furniture, department store, general merchandise, specialty merchandise and amusements categories. Classified and national advertising remained consistent year over year. These decreases were partially offset by the acquisition of The Virginian-Pilot in the second quarter of 2018. The acquisition contributed $20.9 million in revenue during the nine months ended September 29, 2019, compared to $11.8 million during the nine months ended September 30, 2018.
Circulation Revenues—Circulation revenues decreased 2.5%, or $6.4 million, in the nine months ended September 29, 2019. This decrease was due primarily to a decrease of $6.8 million in home delivery revenue and $6.0 million in single copy revenue. These decreases were partially offset by revenues attributable to the acquisition of The Virginian-Pilot which contributed $11.9 million in the nine months ended September 29, 2019, compared to $5.5 million in the nine months ended September 30, 2018.
Other Revenues—Other revenues decreased 4.3%, or $4.6 million, in the nine months ended September 29, 2019, due primarily to declines of $7.0 million in revenues from commercial print and delivery and $1.2 million from content syndication. These decreases were partially offset by an increase of $1.9 million in direct mail revenue and by revenues from the acquisition, which contributed $2.9 million in the nine months ended September 29, 2019, compared to $1.2 million in the nine months ended September 30, 2018.
Operating Expenses—Operating expenses decreased 12.3%, or $76.1 million, in the nine months ended September 29, 2019. The decreases were in all expense categories with the largest being compensation, allocation of shared costs, newsprint and ink, insurance, bad debt, and circulation and distribution expenses. These decreases were partially offset by expenses from The Virginian-Pilot, which contributed $38.6 million in the nine months ended September 29, 2019, compared to $18.5 million in the nine months ended September 30, 2018.
Segment X

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 29, 2019	Sep 30, 2018	% Change	Sep 29, 2019	Sep 30, 2018	% Change
Operating revenues:
Advertising	$21,843	$25,748	(15.2%)	$66,399	$71,785	(7.5%)
Content	22,978	15,329	49.9%	63,071	44,404	42.0%
Total revenues	44,821	41,077	9.1%	129,470	116,189	11.4%
Operating expenses	41,696	37,380	11.5%	122,109	109,548	11.5%
Income (loss) from operations	3,125	3,697	(15.5%)	7,361	6,641	10.8%
Depreciation and amortization	2,683	4,274	(37.2%)	7,248	13,328	(45.6%)
Adjustments (1)	316	2,475	(87.2%)	6,183	7,737	(20.1%)
Adjusted EBITDA	$6,124	$10,446	(41.4%)	$20,792	$27,706	(25.0%)
* Represents positive or negative change in excess of 100%
(1) See Non-GAAP Measures for additional information on adjustments.
Three months ended September 29, 2019 compared to the three months ended September 30, 2018
Advertising Revenues—Advertising revenues decreased 15.2%, or $3.9 million in the three months ended September 29, 2019 primarily due to decreases in retail advertising revenues and digital marketing services.
Content Revenues—Content revenues increased 49.9%, or $7.6 million, in the three months ended September 29, 2019. This increase was due primarily to increases in ecommerce and digital-only subscriptions.
Operating Expenses—Operating expenses increased 11.5%, or $4.3 million, in the three months ended September 29, 2019. This increase was due primarily to an increase in allocation of shared costs. This increase was partially offset by a decrease in compensation.
Nine months ended September 29, 2019 compared to the nine months ended September 30, 2018
Advertising Revenues—Total advertising revenues decreased 7.5%, or $5.4 million, in the nine months ended September 29, 2019 compared to the prior period. This decrease is due primarily to a $2.9 million decrease in retail advertising revenues, a $2.5 million decrease in national advertising revenues and a $2.4 million decrease in classified revenues. These decreases were partially offset by contribution from the acquisitions of BestReviews in the first quarter of 2018 and The Virginian-Pilot in the second quarter of 2018. The acquisitions contributed $5.1 million in revenue during the nine months ended September 29, 2019 compared to $2.5 million during the nine months ended September 30, 2018.
Content Revenues—Content revenues increased 42.0%, or $18.7 million, in the nine months ended September 29, 2019. This increase was due primarily to contributions from acquisitions of $25.0 million during the nine months ended September 29, 2019 compared to $13.7 million during the nine months ended September 30, 2018.
Operating Expenses—Operating expenses increased 11.5%, or $12.6 million, in the nine months ended September 29, 2019. The increase is due primarily to increased allocation of shared costs and expenses from the acquisitions of BestReviews and The Virginian-Pilot which contributed $21.2 million in the nine months ended September 29, 2019 compared to $14.0 million in the nine months ended September 30, 2018. The increases were partially offset by decreases in all expense categories with the largest being compensation.
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

	Three Months Ended			Nine Months Ended
(in thousands)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
Net income (loss) from continuing operations	$6,873	$(649)	*	$7,503	$(43,821)	*
Income tax expense (benefit) from continuing operations	480	(5,835)	*	63	(8,719)	*
Interest income (expense), net	57	(303)	*	(478)	11,673	*
Loss on early extinguishment of debt	—	—	*	—	7,666	*
Loss on equity investments, net	2,213	434	*	3,255	1,828	78.1%
Other income (expense), net	(248)	(3,640)	(93.2%)	(265)	(10,943)	(97.6%)
Income (loss) from operations	9,375	(9,993)	*	10,078	(42,316)	*
Depreciation and amortization	11,261	12,179	(7.5%)	34,993	37,567	(6.9%)
Restructuring and transaction costs (1)	1,721	11,472	(85.0%)	14,389	44,635	(67.8%)
Stock based compensation	2,449	2,982	(17.9%)	11,065	7,513	47.3%
Adjusted EBITDA from continuing operations	$24,806	$16,640	49.1%	$70,525	$47,399	48.8%
* Represents positive or negative change in excess of 100%

(1)
Restructuring and transaction costs include costs related to Tribune’s internal restructuring, such as severance, charges associated with vacated space, costs related to completed and potential acquisitions and a one-time charge related to the Consulting Agreement.

Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. Management believes that because Adjusted EBITDA excludes (i) certain non-cash expenses (such as depreciation, amortization, stock-based compensation, and gain/loss on equity investments) and (ii) expenses that are not reflective of the Company’s core operating results over time (such as restructuring costs, including the employee voluntary separation program and gain/losses on employee benefit plan terminations, litigation or dispute settlement charges or gains, premiums on stock buyback, and transaction-related costs), this measure provides investors with additional useful information to measure the Company’s financial performance, particularly with respect to changes in performance from period to period.  The Company’s management uses Adjusted EBITDA (a) as a measure of operating performance; (b) for planning and forecasting in future periods; and (c) in communications with the Company’s Board of Directors concerning the Company’s financial performance. In addition, Adjusted EBITDA, or a similarly calculated measure, has been used as the basis for certain financial maintenance covenants that the Company was subject to in connection with certain credit facilities. Since not all companies use identical calculations, the Company’s presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies and should not be used by investors as a substitute or alternative to net income or any measure of financial performance calculated and presented in accordance with U.S. GAAP. Instead, management believes Adjusted EBITDA should be used to supplement the Company’s financial measures derived in accordance with U.S. GAAP to provide a more complete understanding of the trends affecting the business.
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
The table below details the total operating, investing and financing activity cash flows from continuing operations for the nine months ended September 29, 2019 and September 30, 2018 (in thousands):

	Nine Months Ended
	September 29, 2019	September 30, 2018
Net cash provided by (used for) operating activities	$31,953	$(7,292)
Net cash used for investing activities	(14,584)	(122,162)
Net cash used for financing activities	(59,089)	(358,510)
Decrease in cash attributable to continuing operations	$(41,720)	$(487,964)
Cash flow generated from operating activities is Tribune’s primary source of liquidity. Net cash provided by operating activities from continuing operations increased by $39.2 million to $32.0 million for the nine months ended September 29, 2019, compared to cash used of $7.3 million for the nine months ended September 30, 2018. The increase was primarily driven by increased net income of $51.3 million due to an increase of $3.7 million related to the acquisitions and a decrease in net loss for the remaining continuing operations of $47.6 million, plus payments received under the TSA agreement. This increase was partially offset by unfavorable fluctuations in working capital due to payments related to headcount reductions of $31.3 million.
Net cash used for investing activities from continuing operations totaled $14.6 million in the nine months ended September 29, 2019, primarily due to $13.9 million used for capital expenditures. In the nine months ended September 30, 2018, net cash used in investing activities totaled $122.2 million primarily due to $71.0 million used for acquisitions and $49.0 million for capital expenditures.
Net cash used for financing activities totaled $59.1 million for the nine months ended September 29, 2019, primarily due to payment of the cash dividend of $53.8 million on July 2, 2019. In the nine months ended September 30, 2018, net cash used for financing activities totaled $358.5 million, which included $353.3 million in loan payments on senior debt.

Cash used for discontinued operations totaled $6.0 million for the nine months ended September 29, 2019 related to the final tax payment related to the sale of the California Properties. In the nine months ended September 30, 2018, net cash provided by discontinued operations totaled $444.1 million primarily due to proceeds from the sale of the California Properties.
Dividends
On May 29, 2019, the Board of Directors declared a special cash dividend of $1.50 per share of common stock outstanding. The cash dividend of $53.8 million was paid on July 2, 2019 to shareholders of record as of June 12, 2019. Additionally, the Company accrued dividend equivalents of $1.9 million for RSUs outstanding as of the record date.
Multiemployer pension
As disclosed in the 2018 Annual Report, the trustees of the Drivers’ Plan agreed to a plan of merger with the Teamsters Local Union No. 727 Pension Fund. In contemplation of the merger, on December 13, 2018, the Drivers’ Plan adopted an amendment to its prior rehabilitation plan under which the Company has been committed to make contributions of $68.4 million payable over seven years regardless of whether the merger is consummated. During the nine months ended September 29, 2019 the Company has paid $11.0 million of the payments required under the amended rehabilitation plan. Following approval by the Pension Benefit Guaranty Corporation (“PBGC”), the plans merged effective as of August 1, 2019. In addition to the committed future contributions payable to the Teamsters Local Union No. 727 Pension Fund under the amended rehabilitation plan, the Company’s funding obligation will be subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations. The Company expects to contribute $0.7 million in the fourth quarter of 2019. These payments are expensed when due to be paid.
Employee Reductions
During the nine months ended September 29, 2019, the Company implemented reductions in staffing levels in its operations of 118 positions for which the Company recorded pretax charges related to these reductions totaling $7.6 million. These reductions include 23 positions related to the voluntary severance incentive plan initiated in the fourth quarter of 2018. The related salary continuation payments began during the first quarter of 2019 and the final payment to the last employee is expected to be made in the first quarter of 2020.
Discontinued Operations
As part of the Nant Transaction, the Company provided Nant Capital indemnification with respect to certain legal matters which were at various states of adjudication at the date of the sale. On August 19, 2019, the Los Angeles Times received an unfavorable jury verdict of $15.5 million in an indemnified employment litigation matter. Included in other operating expenses within discontinued operations for the three and nine months ended September 29, 2019, the Company recorded litigation reserves of $17.0 million and $18.0 million, respectively, associated with the verdict, legal fees and other indemnified legal matters. The Company plans to appeal the verdict. As of September 29, 2019, the Company has fully reserved for the unfavorable verdict.
New Accounting Standards
See Note 1 in the Consolidated Financial Statements for a description of new accounting standards issued and/or adopted in the nine months ended September 29, 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 29, 2019, there had been no material changes in the Company’s exposure to market risk from the disclosure included in the 2018 Annual Report.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 29, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 13, 2019, the Board of Directors authorized $25.0 million to be used for stock repurchases for 24 months from the date of authorization. No repurchases were made in the nine months ended September 29, 2019.
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

TRIBUNE PUBLISHING COMPANY

November 7, 2019	By:	/s/ Terry Jimenez
Terry Jimenez
Executive Vice President and Chief Financial Officer

November 7, 2019	By:	/s/ Michael N. Lavey
Michael N. Lavey
Chief Accounting Officer and Controller