Form 10-K
period 2019-12-29
Tribune Publishing Co
filed 2020-03-11
CIK 1593195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 29, 2019
 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-36230
TRIBUNE PUBLISHING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

160 N. Stetson Avenue
Chicago, Illinois	60601
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (312) 222-9100
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $.01 per share	TPCO	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $138,055,910 on the closing market price of $7.97 per share of Common Stock on the Nasdaq Global Select Market as of June 30, 2019.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2020
Common Stock, par value $0.01 per share	36,260,680
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The statements contained in this Annual Report on Form 10-K, as well as the information contained in the notes to our Consolidated Financial Statements, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based largely on our current expectations and reflect various estimates and assumptions by us. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in such forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond our control, include, without limitation, changes in advertising demand, circulation levels and audience shares; competition and other economic conditions; our ability to develop and grow our online businesses; changes in newsprint price and availability; our ability to maintain data security and comply with privacy-related laws; economic and market conditions that could impact the level of our required contributions to the defined benefit pension plans to which we contribute; decisions by trustees under rehabilitation plans (if applicable) or other contributing employers with respect to multiemployer plans to which we contribute which could impact the level of our contributions; our ability to maintain effective internal control over financial reporting; concentration of stock ownership among our principal stockholders whose interest may differ from those of other stockholders; and other events beyond our control that may result in unexpected adverse operating results, including those discussed in Item 1A. — Risk Factors in this filing.
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
Item 1. Business
Overview
Tribune Publishing Company was formed as a Delaware corporation on November 21, 2013. Tribune Publishing Company, together with its subsidiaries (collectively, the “Company” or “Tribune”), is a media company rooted in award-winning journalism. Headquartered in Chicago, Tribune operates local media businesses in eight markets with titles including the Chicago Tribune, New York Daily News, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Virginia’s Daily Press and The Virginian-Pilot, The Morning Call of Lehigh Valley, Pennsylvania and the Hartford Courant. Tribune also operates Tribune Content Agency (“TCA”) and is the majority owner of BestReviews LLC (“BestReviews”).
On May 23, 2018, the Company completed the sale of substantially all of the assets of forsalebyowner.com and on June 18, 2018, the Company completed the sale of the Los Angeles Times, The San Diego Union-Tribune and various other titles of the Company’s California properties (“California Properties”). In connection with the sales of forsalebyowner.com and the California Properties, the Company entered into transition service agreements with the buyers. See Note 8 to the Consolidated Financial Statements for further information on dispositions and related discontinued operations.
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

Significant transactions and recent events
On January 17, 2019, the Company and NantMedia Holdings, LLC (“NantMedia”) entered an amended transition services agreement (“Amended TSA”) related to the California Properties. The Amended TSA extended the term of the contract to June 30, 2020, settled the working capital adjustment from the sale of the California Properties and provided an indemnity related to certain receivables. See Note 6 to the Consolidated Financial Statements for additional information on the Amended TSA.
On May 29, 2019, and November 13, 2019, the Company declared dividends of $1.50 and $0.25 per common share, respectively, to be paid to shareholders of record as of June 12, 2019, and November 25, 2019, respectively. The Company declared dividends of $65.0 million during the year ended December 29, 2019. See Note 18 to the Consolidated Financial Statements for additional information on the dividends declared.
On July 23, 2019, the Company entered into an agreement to sell real property located in Norfolk, Virginia, for a sales price of $9.5 million. The sale was dependent on the purchaser obtaining the required certificates and the purchaser's determination of feasibility. Subsequent to December 29, 2019, the certificates were obtained, feasibility was determined and the sale closed on January 22, 2020. See Note 5 to the Consolidated Financial Statements for additional information on changes in operations.
On June 3, 2019, the Chicago Newspaper Publishers Drivers’ Union Pension Plan (“Drivers’ Plan”) received approval from the Pension Benefit Guaranty Corporation (“PBGC”) to merge with the Teamsters Local Union No. 727 Pension Fund (“Teamsters Fund”), which became effective on August 1, 2019. The Company contributed a total of $11.5 million to the Drivers’ Plan and the Teamsters Fund during the year ended December 29, 2019 under a previously existing amended rehabilitation plan. See Note 14 to the Consolidated Financial Statements for additional information on the Company’s multiemployer pension plans.
As part of the sale of the California Properties to Nant Capital, LLC (“Nant Capital”) pursuant to the Membership Interest Purchase Agreement dated February 7, 2018, by and between the Company and Nant Capital (“Nant Transaction”), the Company provided the buyer indemnification with respect to certain legal matters which were at various states of adjudication at the date of the sale. On August 19, 2019, the Los Angeles Times received an unfavorable jury verdict in an indemnified employment litigation matter. The Company successfully challenged the jury verdict by post-trial motions, and as a result, the verdict has been set aside and a new trial has been ordered. See Note 8 to the Consolidated Financial Statements for additional information on discontinued operations.
During November 2019, Alden Global Opportunities Mast Fund, L.P. (“AGOMF”) and Alden Global Value Recovery Master Fund, L.P. (“AGVRMF”) (together, the “Alden Funds”) acquired 11,544,213 shares, or 32.0%, of the Company’s common stock. Of those shares, 9,071,529 shares were purchased from Merrick Media, LLC (“Merrick Media”) and Michael W. Ferro, previously the Company's largest shareholder, in a private transaction. On December 1, 2019, the Company entered into a Cooperation Agreement with the Alden Funds. See Note 18 to the Consolidated Financial Statements for additional information regarding the Cooperation Agreement.
Subsequent to December 29, 2019, the Company offered a Voluntary Severance Incentive Plan (“2020 VSIP”) which provides enhanced separation benefits to eligible employees with more than eight years of service. The Company plans to fund the 2020 VSIP ratably over the payout period through salary continuation that started in the first quarter of 2020 and continues through the second quarter 2021.
On February 19, 2020, the Company declared a cash dividend of $0.25 per share of common stock to be paid on March 16, 2020, to shareholders of record as of March 2, 2020.
Segments
The Company manages its business as two distinct segments, M and X. Segment M is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. Segment X includes the Company’s digital revenues and related digital expenses from local Tribune websites, third-party and affiliate websites, mobile applications, digital only subscriptions, TCA and BestReviews.

Segment M
Segment M’s media groups include the Chicago Tribune Media Group, the New York Daily News Media Group, The Baltimore Sun Media Group, the Orlando Sentinel Media Group, the Sun Sentinel Media Group, the Virginia Media Group, the Morning Call Media Group and the Hartford Courant Media Group. The Virginia Media Group includes the Daily Press and The Virginian-Pilot. Tribune’s major daily newspapers have served their respective communities with local, regional, national and international news and information for more than 150 years. The Hartford Courant is the nation’s oldest continuously published newspaper and celebrated its 255th anniversary in October 2019.
In the year ended December 29, 2019, 43.0% of segment M’s operating revenues were generated from the sale of newspapers and other owned publications to individual subscribers or to sales outlets that resell the newspapers. 39.3% of segment M’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and from the delivery of preprinted advertising supplements. The remaining 17.7% of operating revenues for the year ended December 29, 2019, were generated from the provision of commercial printing and delivery services to other newspapers, direct mail advertising and services and other related activities.
Newspaper print advertising is typically in the form of display, classified or preprint advertising. Advertising and marketing services revenues are comprised of three basic categories: retail, national and classified. Retail is a category of customers who generally do business directly with the general public. National is a category of customers who generally do business directly with other businesses. Classified is a type of advertising which is other than display or preprint.
Circulation revenue results from the sale of print editions of newspapers to individual subscribers and to sales outlets that resell the newspapers.
Other revenues are derived from commercial printing and delivery services provided to other newspapers, direct mail advertising and services and other related activities. The Company contracts with a number of national and local newspapers to both print and distribute their respective publications in local markets where the Company is a newspaper publisher. The Company currently distributes national newspapers (including The New York Times, USA Today and The Wall Street Journal) in its local markets under multiple agreements. In some instances where it prints publications, it also manages and procures newsprint, ink and plates on their behalf. These arrangements allow the Company to leverage its investment in infrastructure in those markets that support its own publications. As a result, these arrangements tend to contribute incremental profitability and revenues. To provide delivery services to other newspapers, the Company contracts with independent third-party delivery vendors and generally does not provide such services directly.
Products and Services
Segment M’s product mix consists of three publication types: (i) daily newspapers, (ii) weekly newspapers and (iii) niche publications and direct mail. The key characteristics of each of these types of publications are summarized in the table below.

	Daily Newspapers	Weekly Newspapers	Niche Publications
Cost:	Paid	Paid and free	Paid and free
Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly, monthly or on an annual basis
Income:	Revenue from advertisers, subscribers, rack/box sales, resellers	Paid: Revenue from advertising, subscribers, rack/box sales	Paid: Revenue from advertising, rack/box sales
		Free: Advertising revenue only	Free: Advertising revenue only
As of December 29, 2019, segment M’s prominent print publications included:

Media Group	City	Masthead	Circulation Type	Paid or Free
Chicago Tribune Media Group
	Chicago, IL	Chicago Tribune	Daily	Paid
	Chicago, IL	Chicago Magazine	Monthly	Paid

Media Group	City	Masthead	Circulation Type	Paid or Free
	Chicago, IL	RedEye	Weekly	Free
New York Daily News Media Group
	New York, NY	New York Daily News	Daily	Paid
Sun Sentinel Media Group
	Broward County, FL, Palm Beach County, FL	Sun Sentinel	Daily	Paid
	Broward County, FL, Palm Beach County, FL	el Sentinel	Weekly	Free
Orlando Sentinel Media Group
	Orlando, FL	Orlando Sentinel	Daily	Paid
	Orlando, FL	el Sentinel	Weekly	Free
The Baltimore Sun Media Group
	Baltimore, MD	The Baltimore Sun	Daily	Paid
	Annapolis, MD	The Capital Gazette	Daily	Paid
	Westminster, MD	Carroll County Times	Daily	Paid
Hartford Courant Media Group
	Hartford County, CT, Middlesex County, CT, Tolland County, CT	Hartford Courant	Daily	Paid
Virginia Media Group
	Newport News, VA (Peninsula)	Daily Press	Daily	Paid
	Norfolk, VA	The Virginian-Pilot	Daily	Paid
The Morning Call Media Group
	Lehigh Valley, PA	The Morning Call	Daily	Paid
Segment X
Segment X comprises the Company’s digital operations and includes the Company’s digital revenues and related digital expenses from local Tribune websites, third-party and affiliated websites, mobile applications, digital only subscriptions, TCA and BestReviews.
TCA is a syndication and licensing business providing quality content solutions for publishers around the globe that traces its roots to 1918.  Working with a vast collection of the world’s best news and information sources, TCA delivers a daily news service and syndicated premium content to more than 2,000 media and digital information publishers in nearly 70 countries. Tribune News Service delivers the best material from 70 leading publishers, including Chicago Tribune, Bloomberg News, Miami Herald, The Dallas Morning News, Seattle Times, The Philadelphia Inquirer, and the Los Angeles Times. Tribune Premium Content syndicates columnists such as Leonard Pitts, Cal Thomas, Clarence Page, Ask Amy and Rick Steves. TCA manages the licensing of premium content from publications such as Rolling Stone, The Atlantic, Fast Company, Mayo Clinic, Inc. and many more.
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
In the year ended December 29, 2019, 50.4% of segment X’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space on Tribune websites, third-party and affiliated websites and applications, and digital marketing services. The remaining 49.6% of operating revenues for the year ended December 29, 2019 were generated from the sale of digital content, referral fees and other related activities.
Digital advertising can be in the form of display, banner advertisements (“ads” or “ad”), advertising widgets, coupon ads, video, search advertising and linear ads placed on Tribune, third-party and affiliated websites. Digital marketing services include development of mobile websites, search engine marketing and optimization, social media account management and content marketing for its customers’ web presence for small to medium size businesses.
Products and Services
As of December 29, 2019, the Company’s prominent websites include:

Websites
www.tribpub.com	www.nydailynews.com	www.mcall.com
www.chicagotribune.com	www.orlandosentinel.com	www.thedailymeal.com
www.chicagomag.com	www.orlandosentinel.com/elsentinel	www.theactivetimes.com
www.sun-sentinel.com	www.baltimoresun.com	www.dailypress.com
www.sun-sentinel.com/espanol	www.capitalgazette.com	www.pilotonline.com
www.bestreviews.com	www.courant.com
Competition
Each of the Company’s nine major daily newspapers holds a leading market position in their respective designated market areas as determined by Nielsen, and competes for readership and advertising with both local or community newspapers as well as national newspapers and other traditional and web-based media sources. Increasingly, the Company is facing competition from digital platforms that have content, search, aggregation and social media functionality, magazines, broadcast, cable and satellite television, over-the-top video services, radio, direct mail, yellow pages, outdoor, and other media as advertisers adjust their spending based on the perceived value of the audience reached and the cost to reach that audience.  Over time, less competition for advertising dollars is coming from the traditional local, regional and national newspapers.
The secular shift of how content is consumed, including the ubiquity of mobile platforms, has led to increased competition from a wide variety of new digital content offerings, many of which are often free to users. Besides price, variables impacting customer acquisition and retention include the quality and nature of the user experience and the quality of the content offered.
To address the structural shift to digital media, the Company provides editorial content on a wide variety of platforms and formats - from the printed daily newspaper to the Company’s leading local websites; on social network sites such as Facebook, Apple News and Twitter; on smartphones, tablets and e-readers; on websites and blogs; in niche online publications and in e-mail newsletters.
Raw Materials
As a publisher of newspapers, Tribune utilizes substantial quantities of various types of paper. During 2019, we consumed approximately 118 thousand metric tons of newsprint. Our earnings are sensitive to changes in newsprint prices. The Company currently obtains substantially all of its newsprint under a long-term contract with a national purchasing aggregator who then draws upon U.S. and internationally based newsprint producers. We believe that our current source of paper supply is adequate. Newsprint and ink expense accounted for 5.8% of total operating expenses in the year ended December 29, 2019.
Employees
As of December 29, 2019, we had approximately 4,114 full-time and part-time employees, including approximately 1,422 employees represented by various employee unions. We believe our relations with our employees are satisfactory.
Intellectual Property
Currently, our operations are generally not reliant on patents owned by third parties. However, because we operate a large number of websites and mobile applications in high-visibility markets, we do defend patent litigation, from time to time, brought primarily by non-practicing entities, as opposed to marketplace competitors. We have sought patent protection in certain instances; however, we do not consider patents to be material to our business as a whole. Of greater importance to our overall business are the federal, international and state trademark registrations and applications that protect, along with our common law rights, our brands, certain of which are long-standing and well known, such as Chicago Tribune, New York Daily News and Hartford Courant. Generally, the duration of a trademark registration is perpetual if it is renewed on a timely basis and continues to be used properly as a trademark. We also own a large number of copyrights, none of which individually is material to the business. We maintain certain licensing and content sharing relationships with third-party content providers that allow us to produce the particular content mix we provide to our customers in our markets. The Company entered into a number of agreements with Tribune Media Company, formerly Tribune Company, or its subsidiaries (collectively, “TCO”) that provide for licenses to certain intellectual property, and in particular, we entered into a license agreement with TCO that provides a non-exclusive, royalty-free license for us to use certain trademarks, service marks and trade names, including the Tribune name. Other than the foregoing and commercially available software licenses, we do not believe that any of our licenses to third-party intellectual property are material to our business as a whole.
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
Item 1A. Risk Factors
Investors should carefully consider each of the following risks, together with all of the other information in this Annual Report on Form 10-K, in evaluating an investment in the Company’s common stock. The following risks relate to the Company’s business, the securities markets and ownership of the Company’s common stock. If any of the following risks and uncertainties develop into actual events, the Company could be materially and adversely affected. If this occurs, the trading price of the Company’s common stock could decline, and investors may lose all or part of their investment.
Risks Relating to Our Business
Advertising demand is expected to continue to be affected by changes in economic conditions and fragmentation of the media landscape.
Advertising revenue is our largest source of revenue. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. National and local economic conditions, particularly in major metropolitan markets, affect the levels of retail, national and classified newspaper advertising revenue. Changes in gross domestic product, consumer spending, auto sales, fuel prices, housing sales, unemployment rates, job creation, and circulation levels and rates, as well as federal, state and local election cycles and customers reactions to health epidemics, all affect demand for advertising. For example, the impact of widespread health emergencies may adversely impact the demand for advertising, such as the potential impact from the recent outbreak of the coronavirus, which originated in Wuhan, Hubei Province, China but has now spread to other countries.
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
Demand for our products is also one of many factors in determining advertising rates. For example, circulation levels for our newspapers have been declining which could affect the rate and volume of advertising revenue.
All of these factors continue to contribute to a difficult advertising sales environment and may further adversely affect our ability to grow or maintain our advertising revenue. Our advertising revenues may decline or may decline at a faster rate than anticipated.
Decreases, or slow growth, in print circulation may adversely affect our circulation and advertising revenues.
Our newspapers, and the newspaper industry as a whole, are experiencing reduced consumer demand for print circulation and decreased print circulation revenue. This results from, among other factors, increased competition from other media, particularly the online media outlets (which are often free to users), changing newspaper readership demographics and shifting preferences among some consumers to receive all or a portion of their news from sources other than a newspaper. These factors could affect our ability to implement circulation price increases, or even maintain current pricing for our print products. As a result, our print circulation and circulation revenue may decline or may decline at a faster rate than anticipated.
In addition, our circulation revenue is sensitive to discretionary spending available to subscribers in the markets we serve, as well as their perceptions of economic trends and uncertainty. Weak economic indicators in various regions across the nation may adversely impact subscriber sentiment and therefore impair our ability to maintain and grow our circulation.
A continued decline in print circulation could affect the rate and volume of advertising revenue. To maintain a certain level of our circulation base, we may incur additional costs, and may not be able to recover these costs through circulation and advertising revenue. To address declining print circulation, we may increase spending on marketing designed to retain our existing subscriber base and continue or create niche publications targeted at specific market groups. We may also increase marketing efforts to drive traffic to our proprietary websites.
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
Paywalls on our newspaper websites require users to pay for content after accessing a limited number of pages or news articles for free each month. Our ability to build a subscriber base on our digital platforms depends on market acceptance, consumer habits, pricing, terms of delivery, platforms and other factors. Stagnation or a decline in website traffic levels may adversely affect our advertiser base and advertising rates and result in a decline in digital revenue. In order to retain and grow our digital subscription base and audience, we may have to further evolve our digital subscription model, address changing consumer requirements and develop and improve our digital products while continuing to deliver high-quality journalism and content that is interesting and relevant to our audience. There can be no assurance that we will be able to successfully maintain and increase our digital subscription base and audience or that we will be able to do so without taking steps such as reducing pricing or increasing costs that would affect our financial condition and results of operations.
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
Our ability to successfully transition from a print-focused media company to a digital platform media company depends on various factors, including, among other things, the ability to:
•increase digital audiences;
•increase the amount of time spent on our websites, the likelihood of users returning to our websites, and their level of engagement;

•attract advertisers to our websites;
•serve and monetize increasingly mobile news readers with product enhancements, advertising revenue capabilities and subscription conversion rates that are as strong as those of our desktop products;
•maintain or increase online advertising rates;
•exploit new and existing technologies to distinguish our products and services from those of competitors and develop new content, products and services; and
•invest funds and resources in digital opportunities.
There are no assurances that we will be able to attract and retain employees with skill sets and knowledge base needed to successfully operate in a digital business structure, that our sales force will be able to effectively sell advertising in the digital advertising arena versus our historical print advertising business, or that we will be able to effect the operational changes necessary to transition from a print-focused business to a digital-focused business. We may be limited in our ability to invest funds and resources in digital products, services or opportunities, and we may incur research and development costs in building, maintaining and evolving our technology infrastructure.
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
Additionally, in connection with the closing of the sale of the California Properties, we entered into a transition services agreement (“TSA”) with NantMedia, whereby the Company will provide back-office and operational services to NantMedia for up to 12 months after the transaction at negotiated rates approximating cost. NantMedia also provides a small number of transition services to the Company under the TSA. During January 2019, the TSA was extended to June 30, 2020, at the same pricing. During 2019, the Company recognized $19.5 million of revenue from provision of TSA services to NantMedia.
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
In 2019, we generated approximately 9.6% of our revenue from printing and distributing third-party publications. As a result, if macroeconomic and industry trends described herein, such as the sensitivity to perceived economic weakness of discretionary spending available to advertisers and subscribers, circulation declines, shifts in consumer habits and the increasing popularity of digital media affect those third parties, we may lose, in whole or in part, a substantial source of revenue, which may adversely impact our results of operations.
Our business, operating results and reputation may be negatively impacted, and we may be subject to legal and regulatory claims if there is a loss, destruction, disclosure, misappropriation or alteration of or unauthorized access to data owned or maintained by us, or if we are the subject of a significant data breach or cyberattack.
We rely on our information technology and communications systems to manage our business data, including communications, news and advertising content, digital products, order entry, fulfillment and other business processes. These technologies and systems also help us manage many of our internal controls over financial reporting, disclosure controls and procedures and financial systems. Attempts to compromise information technology and communications systems occur regularly across many industries and sectors, and we may be vulnerable to security breaches resulting from accidental events (such as human error) or deliberate attacks. Moreover, the techniques used to attempt attacks and the perpetrators of such attacks are constantly expanding. We face threats both from use of malicious code (such as malware, viruses and ransomware), employee theft or misuse, advanced persistent threats, and phishing and denial-of-service attacks. For example, in December 2018, the Company was attacked by a ransomware virus, which locked up certain Company systems and data, requiring implementation of components of the Company’s business continuity plans and restoration of data from backups. The Company investigated the incident and determined that it did not result in any unauthorized access to or acquisition of sensitive data stored within its systems. Additionally, between late 2018 and mid-2019, the Company identified and investigated unrelated activity involving unauthorized access gained to certain Company staff email accounts and payroll-related user accounts, which was the result of email phishing attacks. The Company has complied with all applicable legal requirements relating to this activity and is taking steps to implement additional safeguards to reduce the risk of successful email phishing attacks. Neither the malware infection nor the email phishing attacks resulted in any material costs to the Company. As cyberattacks become increasingly sophisticated, and as tools and resources become more readily available to malicious third parties, the Company will incur increased costs to secure its technology environment and there can be no guarantee that the Company’s and our third-party vendors’ actions, security measures and controls designed to prevent, detect or respond to security breaches, to limit access to data, to prevent destruction, alteration, or exfiltration of data, or to limit the negative impact from such attacks, can provide absolute security against compromise. As a result, our business data, communications, news and advertising content, digital products, order entry, fulfillment and other business processes may be lost, destroyed, disclosed, misappropriated, altered or accessed without consent and various controls, automated procedures and financial systems could be compromised.
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

There can be no assurance that any security measures we, or our third-party service providers, take will be effective in preventing a security breach or that we or our third-party service providers may make some other act or omission that could result in a security breach. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose customers or users. Failure to protect personal information of our customers and employees or to provide affected individuals with adequate notice of any security breach where required by law could also subject us to liabilities imposed by United States federal and state regulatory agencies or courts.
Privacy-related laws are constantly evolving and may increase our compliance costs and potential for liability, either of which may have an adverse effect on our business, financial condition and results of operations.
Many jurisdictions have enacted or are considering enacting privacy or data protection laws and regulations that apply to the processing or protection of personal information, including laws at the city, state and federal level in the United States. For instance, these laws and regulations may impose additional security breach notification requirements, notice and consent requirements and specific data security obligations, and may also provide for a private right of action or statutory damages. The compliance costs and operational burdens imposed by these laws and regulations could be significant. Additionally, as these laws and regulations continue to evolve and continue to be interpreted by courts and regulators, compliance may result in increasing regulatory and public scrutiny and escalating levels of enforcement, litigation, damages and sanctions and may necessitate shifts in business practices that could impact revenue. For example, California enacted the California Consumer Privacy Act (“CCPA”) which came into effect on January 1, 2020. The CCPA gives California residents several additional rights, including the right to access and delete their personal information, restrict certain personal information sharing, and receive greater transparency about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a limited private right of action for security breaches that is expected to increase security breach litigation. The CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and compliance costs and adversely affect our business. The law has already been amended and may be amended again. Additionally, the California Attorney General’s office has issued proposed rules, which may be further adjusted before becoming final. These changes make it difficult to predict how the CCPA will affect our business or operations. Aside from actions by state legislatures, the Federal Trade Commission and state attorneys general are active in enforcing against alleged privacy and data protection failures through authority granted to them under broad consumer protection laws, which could also create potential liability and adversely affect our business.
If in the future, we decide to expand any existing or future lines of our business outside of the United States, we may become subject to additional privacy and data protection obligations by other nations’ privacy laws. For example, an expansion into European Union countries may subject us to the European Union’s existing data protection law, the General Data Protection Regulation (“GDPR”). The GDPR has several very specific and often burdensome compliance requirements that apply to the processing of personal data, including stringent conditions for consent when relied upon for processing, granting of rights for individuals (including erasure, access, portability and rectification), conditions applicable to the trans-border flow of such data, more burdensome security breach reporting and other requirements. The GDPR also has significant penalties for non-compliance (up to 20 million euros, or approximately 23 million U.S. dollars, or 4% of an entity’s worldwide annual turnover in the preceding financial year, whichever is higher) and increases the enforcement powers of the data protection authorities and private citizens. The European Union is also considering an update to its Privacy and Electronic Communication (e-Privacy) Directive with a regulation to, among other things, amend the current directive’s rules on the use of cookies and email marketing.
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
We continually assess our operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. These activities have in the past included, and could include in the future, outsourcing of various functions or operations, additional abandonment of leased space, offering employee buyouts, amending retirement benefits and other activities that may result in changes to employee headcount. See Note 5 to the Consolidated Financial Statements for more information on changes in operations during 2019. The Company expects to continue to take actions deemed appropriate to control expenses and enhance profitability but does not currently know whether or when any such actions will occur or the potential costs and expected savings. If we do not achieve expected savings, are unable to implement additional cost-control measures, or our operating costs increase as a result of investments in strategic initiatives, our total operating costs would be greater than anticipated. In addition, if we do not manage our costs properly, such efforts may affect the quality of our products and our ability to generate future revenues. Reductions in staff and employee benefits and changes to our compensation structure could also adversely affect our ability to attract and retain key employees. Finally, depending on the actions taken and the timing of any such actions, the anticipated cost savings could be recognized in fiscal periods that do not correspond to the fiscal period(s) in which the charges are recognized. As a result, our net income trends could be impacted and more difficult to predict.
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
Newsprint and ink expense was 5.8% of our total operating expenses for the year ended December 29, 2019. The price of newsprint has historically been subject to change, and the consolidation of North American newsprint mills over the years has reduced the number of suppliers and the available supply of newsprint. We have historically been able to realize favorable newsprint pricing by virtue of our company-wide volume and a long-term contract with a significant supplier. Failure to maintain our current consumption levels, further supplier consolidation or the inability to maintain our existing relationships with our newsprint suppliers may adversely affect newsprint prices in the future.
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
The systems underlying the operations of each of our businesses are complex and diverse, and must efficiently integrate with third-party systems, such as wire feeds, video playback systems and credit card processors. Key systems include, without limitation, billing, website and database management, customer support, editorial content management, advertisement and circulation serving and management systems, information technology and communications systems, print and insert production systems, and internal financial systems. Some of these systems and/or support thereof are outsourced to third parties. We or our third-party service providers may experience problems with these systems. All information technology and communication systems are subject to reliability issues, integration and compatibility concerns, and security-threatening intrusions. The continued and uninterrupted performance of our key systems is critical to our success. Unanticipated problems affecting these systems could cause interruptions in our services. In addition, if our third-party service providers face financial or other difficulties, our business could be adversely impacted. Any significant errors, damage, failures, interruptions, delays, or other problems with our systems, our backup systems or our third-party service providers or their systems could adversely impact our ability to satisfy our customers or operate our businesses and could have a material adverse effect on our operating results.
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
Our ability to compete effectively depends in part upon our intellectual property rights, including our trademarks, copyrights and proprietary technology. Protecting our intellectual property rights and proprietary technology requires us to continually police against the unauthorized use of our products and services and related intellectual property and rely on our contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws, all which may not be adequate.
Despite our best efforts to enforce our intellectual property rights, developments in technology may increase the threat of content piracy by making it easier to duplicate and widely distribute pirated material. Protection of our intellectual property rights is dependent on the scope and duration of our rights as defined by applicable laws in the U.S. and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of our rights, or if existing laws are changed, our ability to generate revenue from intellectual property may decrease, or the cost of obtaining and maintaining rights may increase. There can be no assurance that our efforts to enforce our rights and protect our products, services and intellectual property will be successful in preventing content piracy.
Litigation may be necessary to enforce our intellectual property rights and protect our proprietary technology, or to defend against claims by third parties that the conduct of our businesses or our use of intellectual property infringes upon such third-party’s intellectual property rights. Any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained in all cases. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in such intellectual property. In addition, we may have to seek a license to continue practices found to be in violation of a third-party’s rights, which may not be available on reasonable terms, or at all. Our business, financial condition or results of operations may be adversely affected as a result.
Adverse results from litigation or governmental investigations can impact our business practices and operating results.
From time to time, we are party to litigation, including matters relating to alleged libel or defamation, breaches of fiduciary duties by our Board of Directors, employment-related matters or claims that may provide for statutory damages, in addition to regulatory, environmental and other proceedings with governmental authorities and administrative agencies. The coverage, if any, and limits of our insurance policies may not be adequate to reimburse us for all costs and/or losses associated with lawsuits or investigations. If we are not successful in our defense of any claims that may be asserted against us and/or those claims are not covered by insurance or exceed our insurance coverage, we may have to pay damage awards, indemnify our officers and directors from damage awards that may be entered against them and pay the costs and expenses incurred in defense of, or in any settlement of, such claims. Any such payments or settlement arrangements could be significant and have a material adverse effect on our business, financial condition, results of operations or cash flows if the claims are not covered by our insurance carriers or if damages exceed the limits of our insurance coverage. Furthermore, regardless of the outcome of any claims that may be filed against us, defending litigation itself could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, financial condition and ability to finance our operations.

In some instances, we may have an obligation to indemnify a third-party for liabilities related to litigation or governmental investigations. It is possible that the resolution of one or more such legal matters could result in significant monetary damages, which could adversely affect our financial condition and cash flow. For example, as part of the Nant Transaction, the Company provided Nant Capital indemnification with respect to certain legal matters which were at various states of adjudication at the date of the sale. On August 19, 2019, the Los Angeles Times received an unfavorable jury verdict in an indemnified employment litigation matter. On December 27, 2019, the judge in this case overturned the jury verdict on the grounds that the monetary damages were excessive and could not be justified by the evidence. A new trial will be held solely for the purpose of determining damages. This future award could adversely affect our financial condition.
In other instances, third parties may have an obligation to indemnify us for liabilities related to litigation or governmental investigations, and may be unable to, or fail to fulfill such obligations. It is possible that the resolution of one or more such legal matters could result in significant monetary damages. If such third parties were to fail to indemnify us, we would be responsible for the monetary damages, which could adversely affect our financial condition and cash flow.
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
Part of our strategy is to expand through both organic and inorganic growth. For example, we expanded the geographic scope of our business in 2018 through the acquisition of The Virginian-Pilot. In addition, through our acquisition of a 60% membership interest in BestReviews in 2018, we expanded into a new line of business of testing, researching and reviewing consumer products. Our future financial results will depend in part on our ability to profitably manage our business in these and any other new markets that we may enter. In order to successfully execute on our growth initiatives, we will need to, among other things, anticipate and react to market conditions and develop expertise in areas outside of our business’s traditional core competencies. If we are unable to do so, our business, financial condition, and results of operations could be adversely affected.
Continued economic uncertainty and the impact on our business or changes to our business and operations may result in goodwill and masthead impairment charges.
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We also have long-lived assets consisting of property and equipment, right of use lease assets and other identifiable intangible assets which we review both on an annual basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. Erosion of general economic, market or business conditions could have a negative impact on our business and stock price, which may require that we record impairment charges in the future, which negatively affects our results of operations. If a determination is made that a significant impairment in value of goodwill, other intangible assets or long-lived assets has occurred, such determination could require us to impair a substantial portion of our assets. Asset impairments could have a material adverse effect on our financial condition and results of operations.
We assumed underfunded pension liabilities as part of the New York Daily News acquisition and our pension obligations under this plan, or other pension plans we may assume in future acquisitions, could increase.
In connection with acquisitions, we have in the past assumed, and may in the future assume, single-employer and/or multiemployer pension obligations of the acquired entity(ies) which may or may not be fully funded at the time of acquisition.  In connection with our acquisition of the New York Daily News, we assumed the Daily News Retirement Plan (“NYDN Pension Plan”) which is currently underfunded.  The Company’s contributions to the NYDN Pension Plan were $2.5 million in fiscal 2019. There are no unfunded commitments of the NYDN Pension Plan as of December 29, 2019. Our pension funding requirements could increase due to a reduction in the plan’s funded status. The extent of underfunding of this plan is directly affected by a variety of factors, including performance of financial markets, changing interest rates, changes in assumptions or investments that do not achieve adequate or expected returns, and liquidity of the plan’s investments. It also is affected by the rate and age of employee retirements, along with actual experience compared to actuarial projections. These items affect pension plan assets and the calculation of pension obligations and expenses. Such changes could increase the cost to our obligations, which could have a material adverse effect on our results and our ability to meet those obligations. In addition, changes in the law, rules, or governmental regulations with respect to pension funding could also materially and adversely affect cash flow and our ability to meet our pension obligations.
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
As of December 29, 2019, we participate in, and make periodic contributions to, nine multiemployer pension plans that cover many of our current and former union employees. The risks of participating in multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer withdraws from or otherwise ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Our required contribution to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets or the other funding deficiencies. Our withdrawal liability for any multiemployer pension plan will depend on the nature and timing of any triggering event and the extent of that plan’s funding of vested benefits.
Under federal pension law, special funding rules apply to multiemployer pension plans that are classified as “endangered,” “critical” or “critical and declining.” If plans in which we participate are in one of these statuses, benefit reductions may apply and/or we could be required to make additional contributions.
Three of the multiemployer plans that we contribute to are in critical and declining status and project insolvency at various dates within the next 10 years. All three of these plans have adopted rehabilitation plans designed to forestall the plans’ insolvency dates. A fourth plan, the IAM National Pension Fund, is in critical status, but not critical and declining status. This plan adopted a rehabilitation plan designed to enable it to emerge from critical status within the time frame stipulated by the Internal Revenue Code.
Rehabilitation plans are required to be reviewed annually and modified if necessary to meet federal requirements. Therefore, there can be no assurances that the funding obligations under the rehabilitation plans will not increase in the future or that the rehabilitation plans will be successful in preventing or forestalling the projected insolvency of the multiemployer plans.
Given the critical and declining status of the three plans, the trustees may amend the current, or adopt new, rehabilitation plans with increased funding obligations. Trustees of a plan or the PBGC also may decide to terminate a multiemployer plan rather than permit it to become insolvent, and a termination would result in additional liabilities for the participating employers.
With respect to three of the nine multiemployer defined benefit pension plans to which we are obligated to contribute, we are among only a limited number of participating employers. As a result, if one or more of the other contributing employers withdraws from, or ceases to contribute to, such plans, our required contributions to such plans could increase. A withdrawal by a significant percentage of participating employers may result in a mass withdrawal, which would require us to record additional withdrawal liabilities. Additionally, if we are the last remaining participating employer in such plan, we may become obligated to fund the plan’s future liabilities more quickly as if it were a single employer plan and the unfunded liability could reside on our financial statements which would impact our financial condition.
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
As of December 29, 2019, union employees comprised approximately 34.6% of our workforce. We are required to negotiate collective bargaining agreements across our business units on an ongoing basis. Complications in labor negotiations can lead to work slowdowns or other business interruptions and greater overall employee costs. Additionally, certain of our employee groups could elect to unionize in the future. If we or our suppliers are unable to negotiate new or renew expiring collective bargaining agreements, it is possible that the affected unions or others could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by disrupting our ability to provide customers with our products or services. Depending on its duration, any lockout, strike or work stoppage may have an adverse effect on our operating revenues, cash flows or operating income or the timing thereof.
Our revenues and operating results fluctuate on a seasonal basis and may suffer if revenues during the peak season do not meet our expectations.
Our advertising business is seasonal, and our quarterly revenues and operating results typically exhibit this seasonality. Our revenues and operating results tend to be higher in the second and fourth quarters than the first and third quarters. Results for the second quarter reflect spring advertising revenues, while the fourth quarter includes advertising revenues related to the holiday season. Our operating results may suffer if advertising revenues during the second and fourth quarters do not meet expectations. Our working capital and cash flows also fluctuate as a result of this seasonality. Moreover, the operational risks described elsewhere in these risk factors may be significantly exacerbated if those risks were to occur during the fourth quarter.
Our ability to operate effectively could be impaired if we fail to attract, integrate and retain our senior management team.
We rely heavily on the skills and expertise of our senior management team and therefore, our success depends, in part, upon the services they provide us. For example, in January 2020, we appointed a new Chief Executive Officer, new Interim Chief Financial Officer and new Chairman of the Board. If we are unable to assimilate these new senior managers, if they or our other leaders fail to perform effectively, if we are unable to retain them, or if we are unable to attract additional qualified senior managers as needed, our strategic initiatives could be adversely impacted which could adversely affect our business, financial condition and results of operations.
We may not be able to access the credit and capital markets at the times and in the amounts needed and on acceptable terms.
From time to time we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (i) our financial performance, (ii) our credit ratings or absence of a credit rating, (iii) the liquidity of the overall capital markets and (iv) the state of the economy. There can be no assurance that we will have access to the capital markets on terms acceptable to us.
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
Our results could be affected in various ways by global or domestic events beyond our control, such as wars, political unrest, acts of terrorism, natural disasters, Internet outages or disruption caused by health epidemics, such as the coronavirus outbreak. Such events can quickly result in significant declines in advertising revenue and significant increases in news gathering costs. There are no assurances that our business continuity or disaster recovery plans are adequate or that they will be implemented successfully if any such events were to occur.

Risks Relating to our Common Stock and the Securities Market
Concentration of ownership among our existing directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
As of March 6, 2020, our two largest shareholders are (i) Alden Funds which beneficially owned approximately 32.0% of our outstanding common stock, and (ii) Nant Capital, together with Dr. Patrick Soon-Shiong, which beneficially owned approximately 24.2% of our outstanding common stock. Dr. Patrick Soon-Shiong is the indirect sole owner of Nant Capital. The interests of the Alden Funds and Nant Capital may differ from those of the Company’s other stockholders. The Alden Funds and Nant Capital are in the business of making investments in companies and maximizing the return on those investments. They currently may have and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain aspects of our business or that supply us with goods and services.
Due to their significant stockholdings, the Alden Funds and Nant Capital and their affiliates may be able to significantly influence matters requiring approval of stockholders, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. For additional information on the purchase agreements under which the Alden Funds and Nant Capital acquired their shares, see Note 18 to the Consolidated Financial Statements.
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
Our amended and restated certificate of incorporation and amended and restated by-laws contain certain provisions that may discourage, delay or prevent a change in our management or control over us. For example, our amended and restated certificate of incorporation and amended and restated by-laws, collectively:
•authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;
•provide that vacancies on our Board of Directors, including vacancies resulting from an enlargement of our Board of Directors, may be filled only by a majority vote of directors then in office;
•prohibit stockholders from calling special meetings of stockholders;
•prohibit stockholder action by written consent;
•establish advance notice requirements for nominations of candidates for elections as directors or to bring other business before an annual meeting of our stockholders; and
•require the approval of holders of at least 66 2/3% of the outstanding shares of our common stock to amend certain provisions of our amended and restated certificate of incorporation or to amend our amended and restated by-laws.
Additionally, Section 203 of the General Corporation Law of the State of Delaware (“DGCL”) restricts certain business combinations with interested stockholders in certain situations. In general, this statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction by which that person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a business combination includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an interested stockholder is a person who, together with affiliates and associates, owns, or within three years prior, did own, 15% or more of voting stock.
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
Any sales of substantial amounts of our common stock in the public market, including resales by our investors such as those to whom we have granted registration rights, or the perception that such sales might occur, could depress the market price of our common stock. Pursuant to the purchase agreement under which Nant Capital acquired shares from us, certain of the restrictions on resales of those shares expired and, therefore, Nant Capital could sell a significant number of shares either in the open market or in privately negotiated transactions. There is no assurance that there will be sufficient buying interest to offset any such public market sales, and, accordingly, the price of our common stock may be depressed by those sales and have periods of volatility.
In addition, we could from time to time issue new securities (debt or equity) or use treasury stock to fund potential acquisitions. For example, we used approximately 1.9 million shares of our common stock held in treasury in connection with our acquisition of a 60.0% interest in BestReviews. Any issuance of common stock by us could dilute the ownership of current stockholders and could impact the price per share of our common stock. In addition, if we were to issue debt and/or preferred equity, the holders of such securities would have rights senior to those of our common stockholders. There can be no assurances whether we will issue additional securities in the future and, if so, how many and how such issuance could impact our current stockholders and our share price.
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
Our ability to pay regular dividends to our stockholders is subject to the discretion of our Board of Directors.
We expect to pay quarterly cash dividends on our common stock. However, our Board of Directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. The declaration and payment of dividends to holders of our common stock is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, restrictions imposed by applicable law, our taxable income, our operating expenses, changes in our business needs, including working capital and funding for business initiatives or acquisitions, changes in corporate strategy, and other factors our Board of Directors deems relevant. In addition, because we are a holding company with no material direct operations, we are dependent on loans, dividends and other payments from our operating subsidiaries to generate the funds necessary to pay dividends on our common stock. We expect to cause our subsidiaries to make distributions to us in an amount sufficient for us to pay dividends. However, their ability to make such distributions will be subject to their operating results, cash requirements and financial condition and the applicable provisions of Delaware law that may limit the amount of funds available for distribution, and our ability to pay cash dividends will be subject to covenants and financial ratios related to existing or future indebtedness and other agreements with third parties.

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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation or our amended and restated by-laws or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our owned facilities are approximately 0.5 million square feet, which primarily include a printing plant, distribution center, and office space in Virginia. Our leased facilities are approximately 4.3 million square feet in the aggregate. The Company currently has leased office and newspaper production facilities in Connecticut, Florida, Illinois, Maryland, New Jersey, New York, Texas and Pennsylvania, however Tribune owns substantially all of the production equipment. See Note 3 to the Consolidated Financial Statements for additional information about the Company’s leases.
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

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of Tribune is traded on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “TPCO.” On March 6, 2020, the closing price for the Company’s common stock as reported on Nasdaq was $10.02. The approximate number of stockholders of record of the common stock at the close of business on such date was 20. A substantially greater number of holders of Tribune’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
On November 13, 2019, the Company announced that its Board of Directors approved the initiation of a cash dividend program under which the Company intends to declare regular quarterly cash dividends in respect of each share of the Company’s outstanding common stock. Future cash dividends, if any, will be at the discretion of our Board of Directors and the amount of cash dividends per share will depend upon, among other things, our future earnings, financial condition, results of operations, level of indebtedness, capital requirements and surplus, contractual restrictions, number of shares of common stock outstanding, as well as legal requirements, regulatory constraints, industry practice and other factors that our Board of Directors deems relevant.
Tribune Stock Comparative Performance Graph
The following graph compares the cumulative total stockholder return on our common stock for the period commencing December 26, 2014 through December 27, 2019 (the last trading day of fiscal 2019) with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Standard & Poor’s Publishing Stock Index (“S&P Publishing Index”).
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

Comparison of 5 year Cumulative Total Return
$200
$150
$100
$50
$0
12/26/14
12/24/15
12/23/16
12/29/17
12/28/18
12/27/19
Tribune Publishing
S&P 500
S&P Publishing Index

Item 6. Selected Financial Data

	As of and for the years ended
(In thousands, except per share data)	December 29, 2019	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015
Statement of Operations Data:
Operating revenues	$983,149	$1,030,669	$1,015,453	$1,063,363	$1,145,885
Income (loss) from continuing operations	3,093	(39,863)	(29,813)	(35,363)	(32,578)
Income (loss) from discontinued operations, net of tax	(3,337)	289,510	35,348	41,900	29,813
Net income (loss)	(244)	249,647	5,535	6,537	(2,765)
Less: Income attributable to noncontrolling interest	4,825	856	—	—	—
Net income (loss) attributable to Tribune common stockholders	$(5,069)	$248,791	$5,535	$6,537	$(2,765)
Income (loss) from continuing operations per share:
Basic	$(0.76)	$(1.15)	$(0.88)	$(1.05)	$(1.25)
Diluted	$(0.76)	$(1.15)	$(0.88)	$(1.05)	$(1.25)
Dividends declared per share	$1.75	$—	$—	$—	$0.70

Balance Sheet Data:
Total assets	$682,278	$726,627	$865,133	$888,766	$832,966
Total debt	$6,962	$7,204	$352,551	$369,031	$388,264

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
Overview
Tribune was formed as a Delaware corporation on November 21, 2013. Tribune is a media company rooted in award-winning journalism. Headquartered in Chicago, Tribune operates local media businesses in eight markets, with titles including the Chicago Tribune, New York Daily News, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Virginia’s Daily Press and The Virginian-Pilot, The Morning Call of Lehigh Valley, Pennsylvania, and the Hartford Courant. Tribune also operates TCA and is the majority owner of BestReviews.
On May 23, 2018, the Company completed the sale of substantially all of the assets of forsalebyowner.com and on June 18, 2018, the Company completed the sale of the California Properties. See Note 8 for further information on the dispositions and related discontinued operations.
The Company continually assesses its operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. These activities have in the past included, and could include in the future, outsourcing of various functions or operations, additional abandonment of leased space and other activities which may result in changes to employee headcount. See Note 5 to the Consolidated Financial Statements for further information on changes in operations during fiscal year 2019. The Company expects to continue to take actions deemed appropriate to enhance profitability but does not currently know whether or when any such actions will occur or the potential costs and expected savings. Depending on the actions taken and the timing of any such actions, the anticipated cost savings could be recognized in fiscal periods that do not correspond to the fiscal period(s) in which the charges are recognized.
2019 Highlights and Recent Events
•On January 17, 2019, the Company and NantMedia amended the TSA. The Amended TSA extended the term of the contract to June 30, 2020, settled the working capital adjustment from the sale of the California Properties and provided an indemnity related to certain receivables. See Note 6 to the Consolidated Financial Statements for additional information on the Amended TSA.
•On May 29, 2019, and November 13, 2019, the Company declared dividends of $1.50 and $0.25 per common share, respectively, to be paid to shareholders of record as of June 12, 2019, and November 25, 2019, respectively, for total declared dividends of $65.0 million during the year ended December 29, 2019. See Note 18 to the Consolidated Financial Statements for additional information on the dividends declared.
•On July 23, 2019, the Company entered into an agreement to sell real property located in Norfolk, Virginia, for a sales price of $9.5 million. The sale was dependent on the purchaser obtaining the required certificates and the purchaser's determination of feasibility. Subsequent to December 29, 2019, the certificates were obtained, feasibility was determined and the sale closed on January 22, 2020. See Note 5 to the Consolidated Financial Statements for additional information on changes in operations.
•On June 3, 2019, the Drivers’ Plan received approval from the PBGC to merge with the Teamsters Fund effective August 1, 2019. The Company contributed a total of $11.5 million to the Drivers’ Plan and the Teamsters Fund during the year ended December 29, 2019 under a previously existing amended rehabilitation plan. See Note 14 to the Consolidated Financial Statements for additional information on the Company’s multiemployer pension plans.
•As part of the Nant Transaction, the Company provided Nant Capital indemnification with respect to certain legal matters which were at various states of adjudication at the date of the sale. On August 19, 2019, the Los Angeles Times received an unfavorable jury verdict in an indemnified employment litigation matter. The Company successfully challenged the jury verdict by post-trial motions, and as a result, the verdict has been set aside and a new trial has been ordered. See Note 8 to the Consolidated Financial Statements for additional information on discontinued operations.
•During November 2019, Alden Funds acquired 11,544,213 shares, or 32.0%, of the Company’s common stock. Of those shares, 9,071,529 shares were purchased from Merrick Media and Michael W. Ferro, previously the Company’s largest shareholder, in a private transaction. On December 1, 2019, the Company entered into a Cooperation Agreement with the Alden Funds. See Note 18 to the Consolidated Financial Statements for additional information regarding the Cooperation Agreement.
•Subsequent to December 29, 2019, the Company offered the 2020 VSIP which provides enhanced separation benefits to eligible employees with more than eight years of service. The Company plans to fund the 2020 VSIP ratably over the payout period through salary continuation that started in the first quarter of 2020 and continues through the second quarter 2021. See Note 5 to the Consolidated Financial Statements for additional information on changes in operations.
•On February 19, 2020, the Company declared a cash dividend of $0.25 per share of common stock to be paid on March 16, 2020, to shareholders of record as of March 2, 2020. See Note 18 to the Consolidated Financial Statements for additional information on the dividend declared.

Results of Operations
The Company intends for the following discussion of its financial condition and results of operations to provide information that will assist in understanding the Company’s consolidated financial statements, the changes in certain key items in those statements from period to period and the primary factors that accounted for those changes as well as how certain accounting principles, policies and estimates affect the Company’s consolidated financial statements.
Consolidated
Operating results for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, are shown in the table below (in thousands). References in this discussion to individual markets include daily newspapers in those markets and their related businesses.

	Year ended			Year ended
	December 29, 2019	December 30, 2018	% Change	December 30, 2018	December 31, 2017	% Change
Operating revenues	$983,149	$1,030,669	(4.6%)	$1,030,669	$1,015,453	1.5%
Compensation	362,450	443,084	(18.2%)	443,084	406,279	9.1%
Newsprint and ink	56,785	66,134	(14.1%)	66,134	59,241	11.6%
Outside services	328,333	348,827	(5.9%)	348,827	331,202	5.3%
Other operating expenses	166,614	163,702	1.8%	163,702	162,495	0.7%
Depreciation and amortization	47,314	53,262	(11.2%)	53,262	47,306	12.6%
Impairment	14,496	1,872	*	1,872	—	*
Operating expenses	975,992	1,076,881	(9.4%)	1,076,881	1,006,523	7.0%
Income (loss) from operations	7,157	(46,212)	*	(46,212)	8,930	*
Interest income (expense), net	499	(11,353)	*	(11,353)	(26,334)	(56.9%)
Loss on early extinguishment of debt	—	(7,666)	*	(7,666)	—	*
Premium on stock buyback	—	—	*	—	(6,031)	*
Loss on equity investments, net	(2,988)	(1,868)	60.0%	(1,868)	(2,725)	(31.4%)
Other non-operating income (expense)	45	14,513	(99.7%)	14,513	3,535	*
Income (loss) from continuing operations before income taxes	4,713	(52,586)	*	(52,586)	(22,625)	*
Income tax expense (benefit)	1,620	(12,723)	*	(12,723)	7,188	*
Income (loss) from continuing operations	3,093	(39,863)	*	(39,863)	(29,813)	33.7%
Income (loss) from discontinued operations, net of tax	(3,337)	289,510	*	289,510	35,348	*
Net income (loss)	(244)	249,647	*	249,647	5,535	*
Less: Income attributable to noncontrolling interest	4,825	856	*	856	—	*
Net income (loss) attributable to Tribune common stockholders	$(5,069)	$248,791	*	$248,791	$5,535	*
* Represents positive or negative change in excess of 100%
Year ended December 29, 2019 compared to the year ended December 30, 2018
Operating Revenues—Operating revenues decreased 4.6%, or $47.5 million, in the year ended December 29, 2019, compared to the prior year period due primarily to the decrease in advertising, circulation and other revenue partially offset by the combined impact of the acquisitions of BestReviews in the first quarter of 2018, The Virginian-Pilot in the second quarter of 2018 and TSA revenue related to the sale of the California Properties in the second quarter of 2018. The acquisitions contributed $93.6 million in revenue during the year ended December 29, 2019, compared to $61.9 million during the year ended December 30, 2018. TSA revenue for the year ended December 29, 2019, was $19.5 million compared to $17.2 million for the year ended December 30, 2018.
Compensation Expense—Compensation expense decreased 18.2%, or $80.6 million, in the year ended December 29, 2019, compared to the prior period. This decrease was due primarily to a decrease in salary and payroll tax expense of $55.0 million, a decrease in severance expense of $34.5 million and a decrease in medical insurance expense of $9.3 million as a result of the reduction in headcount related to personnel restructuring in prior periods. This decrease was partially offset by increased pension expense of $8.3 million due primarily to contributions to the Drivers' Plan, and increased compensation expense due to the acquisitions which contributed $19.2 million in the year ended December 29, 2019, compared to $18.2 million in the year ended December 30, 2018.
Newsprint and Ink Expense—Newsprint and ink expense decreased 14.1%, or $9.3 million, in the year ended December 29, 2019, compared to the prior year. This decrease was due primarily to a decrease in the average cost per ton of newsprint related to the repeal of the tariff on certain newsprint products sourced from Canada and a decrease in volume. The decreases in price and volume were partially offset by increased newsprint and ink expense from the acquisition of The Virginian-Pilot which contributed $4.0 million in the year ended December 29, 2019, compared to $3.0 million during the year ended December 30, 2018.
Outside Services Expense—Outside services expense decreased 5.9%, or $20.5 million, in the year ended December 29, 2019, compared to the prior year. This decrease was due primarily to $12.5 million of expense recorded in 2018 related to the Consulting Agreement described in Note 6 to the Consolidated Financial Statements. Additionally, there was a reduction of $5.2 million in third-party delivery expense, $4.2 million in temporary help, $2.9 million in outside printing and production costs, and $2.0 million in consulting costs. The decreases were partially offset by increases due to the acquisitions which contributed $19.3 million in the year ended December 29, 2019, compared to $11.4 million during the year ended December 30, 2018.
Other Operating Expenses—Other operating expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses. These expenses increased 1.8%, or $2.9 million, in the year ended December 29, 2019, compared to the prior year. This increase was due primarily to $23.9 million of operating expense previously allocated to the California Properties in the prior year. These allocated operating expenses are recovered as a component of TSA revenue in periods subsequent to the sale. Additionally, acquisitions contributed $32.1 million in other operating expenses for the year ended December 29, 2019, compared to $24.3 million for the year ended December 30, 2018. These increases were partially offset by decreases in all categories, primarily a $7.4 million decrease in occupancy costs, a $5.2 million decrease in insurance expense, a $3.9 million decrease in bad debt expense and a $2.3 million decrease in travel, entertainment and other employee expenses.
Depreciation and Amortization Expense—Depreciation and amortization expense decreased 11.2%, or $5.9 million, for the year ended December 29, 2019, compared to the prior year. This decrease was due primarily to accelerated depreciation in 2018 related to the shortened lives for certain assets removed from service. This decrease was partially offset by increases due to the acquisitions which contributed $7.4 million in the year ended December 29, 2019, compared to $2.6 million during the year ended December 30, 2018.
Impairment Expense—In the fourth quarter of 2019, the Company recorded a non-cash impairment charge of $14.5 million related to the goodwill associated with the Baltimore Sun and Virginia Media Groups.
Interest Expense, Net—Interest expense, net decreased as the Senior Term Facility was repaid in full in June 2018.
Loss on early extinguishment of debt—In June 2018, the Company repaid the outstanding principal balance under the Senior Term Facility and terminated the agreement. As a result of the early extinguishment of debt, the Company incurred a $7.7 million loss in 2018 to expense the remaining balance of original issue discount and debt origination fees.
Loss on Equity Investments, Net—Loss on equity investments, net increased $1.1 million due primarily to additional reserves for certain of the Company’s investments.
Other Non-Operating Income (Expense), Net—The decrease in other non-operating income, net is due primarily to credits in 2018 related to periodic benefit costs. In 2018, the Company terminated the non-union post-retirement medical plan. As such, remaining amounts in accumulated other comprehensive income were amortized to expense during 2018.
Income Tax Expense (Benefit)—Income tax expense increased $14.3 million for the year ended December 29, 2019, over the prior year period. For the year ended December 29, 2019, the Company recorded an income tax expense of $1.6 million including a discrete item which resulted in a tax benefit of $1.5 million relating to an adjustment in state tax expense for the treatment of the Nant Transaction gain for state apportionment in selected states. The effective tax rate on pretax income was 34.4% in the year ended December 29, 2019. This rate differs from the U.S. federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit, noncontrolling interest, tax expense related to vesting of stock compensation and non-deductible expenses.
For the year ended December 30, 2018, the Company recorded income tax benefit of $12.7 million. The effective tax rate on pretax income was 24.2% in the year ended December 30, 2018. This rate differs from the U.S. federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit and non-deductible expenses.
Year ended December 30, 2018 compared to the year ended December 31, 2017
Operating Revenues—Operating revenues increased 1.5%, or $15.2 million, in the year ended December 30, 2018 compared to the prior year period due to the combined impact of the acquisitions of the New York Daily News in the third quarter of 2017, BestReviews in the first quarter of 2018 and The Virginian-Pilot in the second quarter of 2018. Such acquisitions contributed $175.3 million in revenue during the year ended December 30, 2018 compared to $40.2 million during the year ended December 31, 2017. This increase was partially offset by a $111.9 million decrease in advertising revenue, $3.4 million decrease in circulation revenue and a $4.7 million decrease in other revenue. The decrease in advertising revenue includes $39.9 million related to the conversion of the Cars.com agreement.
Compensation Expense—Compensation expense increased 9.1%, or $36.8 million, in the year ended December 30, 2018, compared to the prior period. This increase was due primarily to the acquisitions which contributed $98.2 million in the year ended December 30, 2018, compared to $29.0 million in the year ended December 31, 2017. The increase from acquisitions was partially offset by a decrease in salary expense of $37.6 million as a result of the reduction in headcount due to current and prior periods personnel restructuring.
Newsprint and Ink Expense—Newsprint and ink expense increased 11.6%, or $6.9 million, in the year ended December 30, 2018, compared to the prior year. This increase was due primarily to the acquisitions which contributed $17.3 million in the year ended December 30, 2018, compared to $4.6 million during the year ended December 31, 2017. In addition to the increase related to acquisitions, the Company experienced a 23.1% increase in average cost per ton of newsprint, related to the proposed tariff on certain newsprint products sourced from Canada. The increases were partially offset by a 13.4% decrease in consumption.
Outside Services Expense—Outside services expense increased 5.3%, or $17.6 million in the year ended December 30, 2018. This increase was due primarily to the acquisitions which contributed $35.9 million in the year ended December 30, 2018, compared to $7.2 million during the year ended December 31, 2017, as well as expense related to the Consulting Agreement described in Note 6 to the Consolidated Financial Statements. These increases were partially offset by decreases in circulation and distribution expenses of $15.8 million, outsourced services of $2.9 million and outside printing and production expenses of $1.9 million.
Other Operating Expenses—Other operating expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses. These expenses increased 0.7%, or $1.2 million, in the year ended December 30, 2018, compared to the prior year. This increase was due primarily to the acquisitions which contributed $48.3 million in the year ended December 30, 2018, compared to $6.1 million during the year ended December 31, 2017. This increase was partially offset by a $33.1 million decrease in affiliate fees related to the conversion of the Cars.com agreement and a $7.7 million decrease in bad debt expense.
Depreciation and Amortization Expense—Depreciation and amortization expense increased 12.6%, or $6.0 million, for the year ended December 30, 2018. This increase was due primarily to the acquisitions which contributed $6.8 million in the year ended December 30, 2018, compared to $1.2 million during the year ended December 31, 2017.
Impairment Expense—In the fourth quarter of 2018, the Company recorded a non-cash impairment charge of $1.9 million related to the goodwill associated with the Sun Sentinel Media Group.

Interest Expense, Net—Interest expense, net decreased as the Senior Term Facility was repaid in full in June 2018. See Note 11 to the Consolidated Financial Statements for further information on the debt repayment.
Loss on Early Extinguishment of Debt—In June 2018, the Company repaid the outstanding principal balance under the Senior Term Facility and terminated the agreement. As a result of the early extinguishment of debt, the Company incurred a $7.7 million loss to expense the remaining balance of original issue discount and debt origination fees. See Note 11 to the Consolidated Financial Statements for further information on the debt repayment.
Premium on Stock Buyback—On March 23, 2017, the Company repurchased 3,745,947 shares of the Company’s stock for $56.2 million, or $15.00 per common share. The fair value of the stock as of the purchase date was $50.2 million, or $13.39 per common share. The $6.0 million difference between the purchase price and the transaction date fair value was recorded as a non-operating expense. See Note 18 to the Consolidated Financial Statements for additional information.
Loss on Equity Investments, net—Loss on equity investments, net was consistent with the prior year.
Other Non-Operating Income (Expense), Net—The increase in other non-operating income, net is primarily due to increased credits related to early termination of certain postretirement benefit plans. As a result of the adoption of Accounting Standards Update (“ASU”) 2017-07, Topic 715, Compensation - Retirement Benefits; Improving the Presentation of Net Periodic Pension cost and Net Periodic Postretirement Benefit Cost on January 1, 2018, credits for amortization of prior service costs related to such plans are reported in other non-operating income, net, instead of compensation.
Income Tax Expense (Benefit)—Income tax expense (benefit) on continuing operations decreased $19.9 million for the year ended December 30, 2018, over the prior year primarily due to prior year tax law changes and lower taxable income. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35.0% to 21.0% effective for tax years beginning after December 31, 2017. The effects of the changes in tax rates are required to be recognized in the period enacted and as a result, the Company recorded $10.8 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The Company has recorded an additional $0.2 million of expense in the third quarter of 2018, to bring the total expense to $11.0 million. The additional provision resulted from the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future. See Note 13 to the Consolidated Financial Statements for further explanation of the tax law change.
The effective tax rate on pretax income (loss) was 24.2% and (31.8%) in the years ended December 30, 2018, and December 31, 2017, respectively.
Segments
The Company manages its business as two distinct segments, M and X. The Company measures segment profit using income from continuing operations, which is defined as net income before net interest expense, gain on investment transactions, reorganization items and income taxes. The tables below show the segmentation of income and expenses for the year ended December 29, 2019, as compared to the year ended December 30, 2018, as well as the year ended December 31, 2017 (in thousands).

	M		X		Corporate and Eliminations		Consolidated
	Year ended		Year ended		Year ended		Year ended
	Dec. 29, 2019	Dec. 30, 2018	Dec. 29, 2019	Dec. 30, 2018	Dec. 29, 2019	Dec. 30, 2018	Dec. 29, 2019	Dec. 30, 2018
Operating revenues	$782,501	$851,069	$182,719	$165,612	$17,929	$13,988	$983,149	$1,030,669
Operating expenses	738,293	846,122	167,141	152,698	70,558	78,061	975,992	1,076,881
Income from operations	44,208	4,947	15,578	12,914	(52,629)	(64,073)	7,157	(46,212)
Depreciation and amortization	21,222	17,419	11,274	19,819	14,818	16,024	47,314	53,262
Impairment	14,496	1,872	—	—	—	—	14,496	1,872
Adjustments (1)	5,069	41,476	6,630	9,272	20,693	34,186	32,392	84,934
Adjusted EBITDA	$84,995	$65,714	$33,482	$42,005	$(17,118)	$(13,863)	$101,359	$93,856
(1) See Non-GAAP Measures for additional information on adjustments.

	M		X		Corporate and Eliminations		Consolidated
	Year ended		Year ended		Year ended		Year ended
	Dec. 30, 2018	Dec. 31, 2017	Dec. 30, 2018	Dec. 31, 2017	Dec. 30, 2018	Dec. 31, 2017	Dec. 30, 2018	Dec. 31, 2017
Operating revenues	$851,069	$854,840	$165,612	$163,977	$13,988	$(3,364)	$1,030,669	$1,015,453
Operating expenses	846,122	792,665	152,698	161,783	78,061	52,075	1,076,881	1,006,523
Income from operations	4,947	62,175	12,914	2,194	(64,073)	(55,439)	(46,212)	8,930
Depreciation and amortization	17,419	16,415	19,819	15,299	16,024	15,592	53,262	47,306
Impairment	1,872	—	—	—	—	—	1,872	—
Adjustments (1)	41,476	17,227	9,272	3,612	34,186	22,707	84,934	43,546
Adjusted EBITDA	$65,714	$95,817	$42,005	$21,105	$(13,863)	$(17,140)	$93,856	$99,782
(1) See Non-GAAP Measures for additional information on adjustments.
Segment M
Segment M’s media groups include the Chicago Tribune Media Group, the New York Daily News Media Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant

Media Group, the Morning Call Media Group and the Virginia Media Group (which includes the Daily Press and The Virginian-Pilot).

	Year ended			Year ended
(in thousands)	Dec. 29, 2019	Dec. 30, 2018	% Change	Dec. 30, 2018	Dec. 31, 2017	% Change
Operating revenues:
Advertising	$307,138	$355,790	(13.7%)	$355,790	$380,214	(6.4%)
Circulation	336,823	349,975	(3.8%)	349,975	319,727	9.5%
Other	138,540	145,304	(4.7%)	145,304	154,899	(6.2%)
Total operating revenues	782,501	851,069	(8.1%)	851,069	854,840	(0.4%)
Operating expenses	738,293	846,122	(12.7%)	846,122	792,665	6.7%
Income from operations	44,208	4,947	*	4,947	62,175	(92.0%)
Depreciation and amortization	21,222	17,419	21.8%	17,419	16,415	6.1%
Impairment	14,496	1,872	*	1,872	—	*
Adjustments (1)	5,069	41,476	(87.8%)	41,476	17,227	*
Adjusted EBITDA	$84,995	$65,714	29.3%	$65,714	$95,817	(31.4%)
(1) See Non-GAAP Measures for additional information on adjustments.
* Represents positive or negative change in excess of 100%
Year ended December 29, 2019 compared to the year ended December 30, 2018
Advertising Revenues—Total advertising revenues decreased 13.7%, or $48.7 million, in the year ended December 29, 2019, compared to the prior year. Retail advertising revenue decreased $50.7 million, due primarily to decreases in department store, furniture, car dealerships and specialty merchandise categories. National advertising decreased $3.6 million, due primarily to decreases in all categories except media which increased. Classified advertising remained consistent year over year. These decreases were partially offset by the acquisition of The Virginian-Pilot in the second quarter of 2018. The acquisition contributed $28.0 million in revenue during the year ended December 29, 2019, compared to $20.8 million during the year ended December 30, 2018.
Circulation Revenues—Circulation revenues decreased 3.8%, or $13.2 million, in the year ended December 29, 2019, compared to the prior year. This decrease was due primarily to decreases of $11.8 million and $7.6 million in single copy revenue and home delivery revenue, respectively. These decreases were partially offset by revenues attributable to the acquisition of The Virginian-Pilot which contributed $15.9 million in the year ended December 29, 2019, compared to $9.7 million in the year ended December 30, 2018.
Other Revenues—Other revenues decreased 4.7%, or $6.8 million, in the year ended December 29, 2019, compared to the prior year, due primarily to declines of $9.2 million in commercial print and delivery and $2.1 million in content syndication and other revenues. These decreases were partially offset by an increase of $3.1 million in direct mail revenue and by revenues from the acquisition of The Virginian-Pilot which contributed $3.7 million in the year ended December 29, 2019, compared to $2.3 million in the year ended December 30, 2018.
Operating Expenses—Operating expenses decreased 12.7%, or $107.8 million, in the year ended December 29, 2019, compared to the prior year. The decreases were in all expense categories with the largest being compensation, allocation of shared costs, newsprint and ink, bad debt, and circulation and distribution expense. These decreases were partially offset by expenses from The Virginian-Pilot which contributed $52.0 million in the year ended December 29, 2019, compared to $34.4 million in the year ended December 30, 2018.
Year ended December 30, 2018 compared to the year ended December 31, 2017
Advertising Revenues—Total advertising and marketing services revenues decreased 6.4%, or $24.4 million, in the year ended December 30, 2018, compared to the prior year. Retail advertising revenues fell 19.5%, or $55.3 million, due to declines in all categories. The categories with the largest declines were department stores, furniture and home furnishings, food and drug stores, specialty merchandise, general merchandise and hardware store categories. National advertising revenues fell 16.5%, or $5.8 million, due to declines in several categories, most notably advertising agencies and wireless categories, partially offset by an increase in the media category. Classified advertising revenues decreased 9.7%, or $5.1 million, compared to the prior year, primarily due to decreases in the recruitment category. These decreases were partially offset by the combined impact of the acquisitions of the New York Daily News in the third quarter of 2017, and The Virginian-Pilot in the second quarter of 2018. Such acquisitions contributed $50.5 million in segment M advertising revenue during the year ended December 30, 2018, compared to $8.6 million during the year ended December 31, 2017.
Circulation Revenues—Circulation revenues increased 9.5%, or $30.2 million, in the year ended December 30, 2018, compared to the prior year. This increase was due primarily to the acquisitions which contributed $58.2 million in the year ended December 30, 2018, compared to $17.2 million in the year ended December 31, 2017. The increase attributable to the acquisitions is partially offset by a decrease in circulation volume which exceeded increases in rates.
Other Revenues—Other revenues decreased 6.2%, or $9.6 million, in year ended December 30, 2018, compared to the prior year, due primarily to declines of $14.3 million in commercial print and delivery, $4.8 million in direct mail and marketing, and $3.7 million in content syndication and other revenues. These decreases were partially offset by revenues from the acquisitions which contributed $18.8 million in the year ended December 30, 2018, compared to $5.6 million in the year ended December 31, 2017.
Operating Expenses—Operating expenses increased 6.7%, or $53.5 million, in the year ended December 30, 2018, compared to the prior year, primarily due to expenses from the acquisitions which contributed $169.3 million in the year ended December 30, 2018, compared to $42.6 million in the year ended December 31, 2017. These increases were partially offset by decreases in all expense categories.
Segment X
Segment X is comprised of the Company’s digital revenues and related digital expenses from local websites and mobile applications, digital only subscriptions, TCA and BestReviews. On January 29, 2018, the Company and Cars.com agreed to convert the Company’s affiliated markets into Cars.com’s direct retail channel.

	Year ended			Year ended
(in thousands)	Dec. 29, 2019	Dec. 30, 2018	% Change	Dec. 30, 2018	Dec. 31, 2017	% Change
Operating revenues:
Advertising	$92,158	$98,023	(6.0%)	$98,023	$130,376	(24.8%)
Content	90,561	67,589	34.0%	67,589	33,601	*
Total revenues	182,719	165,612	10.3%	165,612	163,977	1.0%
Operating expenses	167,141	152,698	9.5%	152,698	161,783	(5.6%)
Income from operations	$15,578	$12,914	20.6%	12,914	2,194	*
Depreciation and amortization	11,274	19,819	(43.1%)	19,819	15,299	29.5%
Adjustments (1)	6,630	9,272	(28.5%)	9,272	3,612	*
Adjusted EBITDA	$33,482	$42,005	(20.3%)	$42,005	$21,105	99.0%
(1) See Non-GAAP Measures for additional information on adjustments.
* Represents positive or negative change in excess of 100%
Year ended December 29, 2019 compared to the year ended December 30, 2018
Advertising Revenues—Total advertising revenues decreased 6.0%, or $5.9 million, in the year ended December 29, 2019, compared to the prior period. This decrease is due primarily to a $4.0 million decrease in retail advertising revenues, a $2.5 million decrease in national advertising revenues and $2.5 million decrease in classified advertising revenues. These decreases were partially offset by contributions from the acquisitions of BestReviews in the first quarter of 2018 and The Virginian-Pilot in the second quarter of 2018. The acquisitions contributed $7.8 million in revenue during the year ended December 29, 2019, compared to $3.9 million during the year ended December 30, 2018.
Content Revenues—Content revenues increased $23.0 million in the year ended December 29, 2019, compared to the prior year. This increase was due primarily to contributions from acquisitions of $38.1 million during the year ended

December 29, 2019, compared to $25.2 million during the year ended December 30, 2018 and a $10.3 million increase in digital only subscription revenue.
Operating Expenses—Operating expenses increased 9.5%, or $14.4 million, in the year ended December 29, 2019, compared to the prior year. The increase is due primarily to increased allocation of shared costs and expenses from the acquisitions which contributed $31.3 million in the year ended December 29, 2019, compared to $25.2 million in the year ended December 30, 2018.
Year ended December 30, 2018 compared to the year ended December 31, 2017
Advertising Revenues—Total advertising revenues decreased 24.8%, or $32.4 million, in the year ended December 30, 2018, compared to the prior year. Classified advertising revenue decreased $51.7 million primarily due to a decrease in the automotive category as a result of the conversion of the Cars.com agreement. Other advertising revenue decreased $2.5 million primarily due to decreases in revenue shares received from advertising partners due to decreased volume. These decreases were partially offset by contributions from acquisitions and an $8.4 million increase in retail advertising revenue primarily due to increases in the car dealerships and lots category partially offset by decreases in the amusements, food and drug stores and hardware stores categories. National advertising revenue remained consistent with prior periods. The combined contribution in segment X advertising revenues of the acquisitions of the New York Daily News in the third quarter of 2017 and The Virginian-Pilot in the second quarter of 2018 was $21.2 million during the year ended December 30, 2018, compared to $7.8 million during the year ended December 31, 2017.
Content Revenues—Content revenues increased $34.0 million in the year ended December 30, 2018, compared to the prior year. This increase was primarily due to the acquisitions and an increase of $7.3 million in digital subscription revenue. The combined contribution in segment X content revenues of the acquisitions of the New York Daily News, BestReviews in the first quarter of 2018 and The Virginian-Pilot was $26.7 million in the year ended December 30, 2018, compared to $1.0 million in the year ended December 31, 2017.
Operating Expenses—Operating expenses decreased 5.6%, or $9.1 million, in the year ended December 30, 2018, compared to the prior year. The decrease was due primarily to a $33.6 million decrease in affiliate fees related to the conversion of the Cars.com agreement and a $7.3 million decrease in bad debt expense. These decreases were partially offset by operating expense from acquisitions. Such acquisitions contributed $37.2 million in the year ended December 30, 2018, compared to $5.5 million during the year ended December 31, 2017.
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
Sources and Uses
The Company expects to fund capital expenditures, pension payments, dividend payments, and other operating requirements through a combination of existing cash balances and cash flows from operations. The Company’s financial and operating performance remains subject to prevailing economic and industry conditions, and to financial, business and other factors, some of which are beyond the control of the Company and, despite the Company’s current liquidity position, no assurances can be made that existing cash balances, cash flows from operations, or dispositions of assets or operations will be sufficient to satisfy the Company’s future liquidity needs.

The table below summarizes the total operating, investing and financing activity cash flows from operations for the years ended December 29, 2019, December 30, 2018, and December 31, 2017 (in thousands):

	Year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Net cash provided by operating activities	$53,099	$50,953	$39,754
Net cash used for investing activities	(18,707)	(128,210)	(23,175)
Net cash used for financing activities	(71,675)	(359,420)	(83,653)
Decrease in cash attributable to continuing operations	(37,283)	(436,677)	(67,074)
Increase (decrease) in cash attributable to discontinued operations	(5,971)	392,833	56,289
Net decrease in cash	$(43,254)	$(43,844)	$(10,785)
Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by continuing operations was $53.1 million for the year ended December 29, 2019, an increase of $2.1 million from $51.0 million for the year ended December 30, 2018. The increase was primarily driven by increased net income from continuing operations of $43.0 million, which includes an $8.0 million increase related to the acquisitions in 2018 and an increase in the noncash impairment charge of $12.6 million. This increase was partially offset by unfavorable fluctuations in working capital of $22.5 million primarily due to payments related to headcount reductions. Net cash provided by operating activities was $51.0 million in the year ended December 30, 2018, an increase of $11.2 million from $39.8 million in the year ended December 31, 2017. The increase was primarily due to higher working capital contributions partially offset by a decrease in operating results and higher pension contributions in 2018.
Net cash used for investing activities totaled $18.7 million in the year ended December 29, 2019, due primarily to $18.6 million used for capital expenditures. Net cash used for investing activities totaled $128.2 million in the year ended December 30, 2018, and included $70.9 million used for acquisitions and $53.2 million used for capital expenditures. Net cash used for investing activities totaled $23.2 million in the year ended December 31, 2017, primarily due to $23.5 million used for capital expenditures. We anticipate that capital expenditures for the year ended December 27, 2020, will be approximately $13.0 million to $18.0 million.
Net cash used for financing activities totaled $71.7 million in the year ended December 29, 2019, due primarily to payment of cash dividends of $62.9 million. Net cash used for financing activities totaled $359.4 million in the year ended December 30, 2018, due primarily to $353.3 million used for principal payments on senior debt. In the year ended December 31, 2017, net cash provided by financing activities totaled $83.7 million primarily due to $56.2 million used for repurchase of shares of the Company's common stock and $26.4 million used for principal payments on senior debt.
Net cash used for discontinued operations totaled $6.0 million in the year ended December 29, 2019, related to the final tax payment associated with the sale of the California Properties. Net cash provided by discontinued operations totaled $392.8 million in the year ended December 30, 2018, due primarily to net proceeds of $497.7 million from the sale of the California Properties and forsalebyowner.com partially offset by $96.7 million of federal tax payments. In the year ended December 31, 2017, net cash provided by discontinued operations totaled $56.3 million due primarily to cash provided by operating activities of the California Properties.
Dividends
On May 29, 2019, the Board of Directors declared a special cash dividend of $1.50 per share of common stock outstanding. The cash dividend of $53.8 million was paid on July 2, 2019, to shareholders of record as of June 12, 2019. Additionally, the Company accrued dividend equivalents of $1.9 million for RSUs outstanding as of the record date.
On November 13, 2019, the Board of Directors declared a cash dividend of $0.25 per share of common stock. The cash dividend of $9.0 million was paid on December 10, 2019, to shareholders of record as of November 25, 2019. Additionally, the Company accrued dividend equivalents of $0.3 million for RSUs outstanding as of the record date.
On February 19, 2020, the Company declared a cash dividend of $0.25 per share of common stock to be paid on March 16, 2020, to shareholders of record as of March 2, 2020.

Multiemployer pension
During 2018, the trustees of the Drivers’ Plan agreed to a plan of merger with the Teamsters Fund. On December 13, 2018, the Drivers’ Plan adopted an amendment to its prior rehabilitation plan under which the Company will make payments of $68.4 million over seven years. During the year ended December 29, 2019, the Company made payments of $11.5 million to the Drivers’ Plan and the Teamsters Fund under the amended rehabilitation plan. Following approval by the PBGC, the plans merged effective as of August 1, 2019. In addition to the committed future payments due to the Teamsters Fund under the amended rehabilitation plan, the Company’s funding obligation for future contributions will be subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations.
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
On March 13, 2019, the Company announced that the Board of Directors authorized a stock repurchase program. Under the program, the Company may purchase up to $25.0 million of its outstanding common stock over the next 24 months. The purchases may be made in open-market transactions or privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume, cash needs and other business factors. As of December 29, 2019, no repurchases had been made under the program.
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
BestReviews
On February 6, 2018, the Company acquired a 60.0% membership interest in BestReviews, a company engaged in the business of testing, researching and reviewing consumer products, pursuant to an Acquisition Agreement, entered into on the same date, among the Company, BestReviews Inc., a Delaware corporation, BestReviews and the stockholders of Best Reviews Inc. for a total purchase price of $68.3 million, consisting of $33.7 million in cash, less a post-closing working capital adjustment received from the seller of $0.6 million, and $34.6 million in common stock of the Company.
New York Daily News
On September 3, 2017, the Company completed the acquisition of 100% of the partnership interests in Daily News, L.P. (“DNLP”), the owner of the New York Daily News in New York City, pursuant to the Partnership Interest Purchase Agreement dated September 3, 2017, for a cash purchase price of one dollar and assumption of various liabilities, subject to a post-closing working capital adjustment. During the second quarter of 2018, the Company finalized the working capital calculation which resulted in an immaterial adjustment.
See Note 7 to the Company’s Consolidated Financial Statements for further information on acquisitions.
Debt
On June 21, 2018, the Company used a portion of the proceeds received from the Nant Transaction to repay the outstanding principal amount under the Senior Term Facility and to terminate the Senior ABL Facility. Refer to Note 11 of the Consolidated Financial Statements for detailed information related to the Company’s Term Loan Credit Agreement, Senior Term Facility, ABL Credit Agreement, Senior ABL Facility and Letter of Credit Agreement.
Employee Reductions
See Note 5 to the Consolidated Financial Statements for information related to the Company’s charges and payments for employee reductions.
Discontinued Operations
As part of the Nant Transaction, the Company provided Nant Capital indemnification with respect to certain legal matters which were at various states of adjudication at the date of the sale. On August 19, 2019, the Los Angeles Times received an unfavorable jury verdict in an indemnified employment litigation matter. The Company successfully challenged the jury verdict by post-trial motions, and as a result, the verdict has been set aside and a new trial has been ordered. The plaintiff’s time to appeal this post-trial result has expired. See Note 8 to the Company’s Consolidated Financial Statements for further information on dispositions and discontinued operations.

Contractual Obligations
The table below represents Tribune’s contractual obligations as of December 29, 2019 (in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
Finance leases	$7,049	$100	$6,949	$—	$—	$—	$—
Operating leases (1)	144,168	30,661	28,315	26,150	16,558	9,483	33,001
Teamsters Fund	56,970	7,325	9,100	9,975	10,950	12,210	7,410
NYDN Pension Plan	3,865	3,183	682	—	—	—	—
Total	$212,052	$41,269	$45,046	$36,125	$27,508	$21,693	$40,411
(1) The Company leases certain equipment and office and production space under various operating leases. Net lease expense for Tribune was $24.9 million, $32.8 million and $33.5 million for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.
The contractual obligations table includes the Company’s estimated minimum contribution to the NYDN Pension Plan for 2020. The contractual obligations table does not include actuarially projected minimum funding requirements of the NYDN Pension Plan after 2020. The projected minimum funding requirements contain significant uncertainties regarding the actuarial assumptions involved in making such minimum funding projections, including interest rate levels, asset returns, mortality and cost trends, and what, if any, changes will occur to regulatory requirements. Further contributions are currently projected for 2020 through 2025, however the amounts cannot be reasonably estimated.
The contractual obligation table includes the Company’s required minimum contributions to the Teamsters Fund under the amended rehabilitation plan. With respect to the additional contributions to the Teamsters Fund outside of the required payments under the amended rehabilitation plan and the Company’s contributions to other multiemployer plans, the Company’s funding obligation will be subject to change based on a number of factors, including the outcome of collective bargaining within the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations. See Note 14 to the Consolidated Financial Statements for additional information on the Company’s pension plans.
Critical Accounting Policies
The Company’s significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements. These policies conform with United States generally accepted accounting principles (“U.S. GAAP”) and reflect practices appropriate to Tribune’s businesses. The preparation of the Company’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes thereto. The Company bases its estimates on past experience and assumptions that management believes are reasonable under the circumstances and evaluates its policies, estimates and assumptions on an ongoing basis.

Leases—Tribune determines if an arrangement is a lease at inception. Operating leases are included in lease right-of-use assets (“ROU”), current portion of long-term lease liabilities, and long-term lease liabilities on the consolidated balance sheets. Finance leases are included in property, plant and equipment, current portion of long-term debt and long-term debt on the consolidated balance sheets. Amortization of the operating leases ROU assets is included in other operating expenses. Amortization of finance lease assets is included in depreciation expense. Sublease income is included as an offset to lease expense in other operating expenses.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, Tribune uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The recorded operating lease ROU assets on the balance sheet reflects lease payments made to date and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Certain lease agreements have lease and non-lease components, which are generally accounted for together. See Note 3 to the Consolidated Financial Statements for additional information related to leases.
Revenue Recognition—Tribune’s primary sources of revenue are from the sales of advertising space in published issues of its newspapers and other publications and on websites owned by, or affiliated with, Tribune; distribution of preprinted advertising inserts; sales of newspapers, digital subscriptions and other publications to distributors and individual subscribers; the provision of commercial printing and delivery services to third parties, primarily other newspaper companies; and ecommerce referral fee revenue. Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. Revenues are recognized as performance obligations that are satisfied either at a point in time, such as when an advertisement is published or referral fee revenue is earned, or over time, such as for content licensing. See Note 4 to the Consolidated Financial Statements for additional revenue recognition disclosures.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets are summarized in Note 10 to the Consolidated Financial Statements. The Company reviews goodwill and other indefinite-lived intangible assets, which include only newspaper mastheads, for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired. The Company has determined that the reporting units at which goodwill will be evaluated are the eight newspaper media groups, TCA, BestReviews and the aggregate of the Company’s other digital businesses.
The Company’s annual impairment review measurement date is in the beginning of the fourth quarter of each year. The estimated fair value of goodwill is determined using many critical factors, including projected future operating cash flows, revenue and market growth, market multiples, discount rates and consideration of market valuations of comparable companies. The estimated fair values of other intangible assets subject to the annual impairment review are calculated based on projected future discounted cash flow analysis. The development of estimated fair values requires the use of assumptions, including assumptions regarding revenue and market growth as well as specific economic factors in the publishing industry such as operating margins and royalty rates for newspaper mastheads. These assumptions reflect Tribune’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of Tribune’s control. See Note 2 to the Consolidated Financial Statements for additional information related to the goodwill impairment charge related to the Baltimore Sun and Virginia Media Groups.
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
Pension Plans—With the acquisition of the New York Daily News, the Company became the sponsor of a single employer pension plan, the NYDN Pension Plan. The Company follows accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits” for single employer defined benefit plans. Plan assets and the projected benefit obligation are measured each December 31, and the Company records as an asset or liability the net funded or underfunded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to other comprehensive income (loss) and are amortized to net periodic pension expense over the weighted average remaining life of plan participants. Net periodic pension expense is recognized each period by accruing interest expense on the projected benefit obligation and accruing a return on assets associated with the plan assets.
Other Postretirement Benefits—Tribune provides certain health care and life insurance benefits for certain retired Tribune union employees through postretirement benefit plans. The expected cost of providing these benefits is accrued over the years that the employees render services. It is the Company’s policy to fund postretirement benefits as claims are incurred.
The Company recognizes the underfunded status of its postretirement benefit plans as an asset or liability in its Consolidated Balance Sheets and recognizes changes in that funded status in the year in which changes occur through the consolidated statements of comprehensive income (loss). The amounts included within these Consolidated Financial Statements were actuarially determined based on amounts for certain eligible Tribune union employees.
Multiemployer Pension Plans—Contributions made to union-sponsored plans are based upon collective bargaining agreements and are accounted for under guidance related to multiemployer plans. See Note 14 to the Consolidated Financial Statements for further information.
New Accounting Standards
See Note 2 to the Consolidated Financial Statements for a description of new accounting standards issued and/or adopted in the year ended December 29, 2019.
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

	Year ended
(In thousands)	December 29, 2019	% Change	December 30, 2018	% Change	December 31, 2017
Income (loss) from continuing operations	$3,093	*	$(39,863)	33.7%	$(29,813)
Income tax expense (benefit)	1,620	*	(12,723)	*	7,188
Interest income (expense), net	(499)	*	11,353	(56.9%)	26,334
Loss on extinguishment of debt	—	*	7,666	*	—
Premium on stock buyback	—	*	—	*	6,031
Loss on equity investments, net	2,988	60.0%	1,868	(31.4%)	2,725
Other non-operating income (expense), net	(45)	(99.7%)	(14,513)	*	(3,535)
Income (loss) from operations	7,157	*	(46,212)	*	8,930
Depreciation and amortization	47,314	(11.2%)	53,262	12.6%	47,306
Impairment	14,496	*	1,872	*	—
Restructuring and transaction costs (1)	19,222	(74.2%)	74,481	*	30,890
Litigation settlement (2)	—	*	—	*	3,000
Stock-based compensation	13,170	26.0%	10,453	12.9%	9,255
Employee voluntary separation program	—	*	—	*	401
Adjusted EBITDA	$101,359	8.0%	$93,856	(5.9%)	$99,782
* Represents positive or negative change in excess of 100%

(1) Restructuring and transaction costs include costs related to Tribune’s internal restructuring, such as severance, charges associated with vacated space, costs related to completed and potential acquisitions and a one-time charge related to the Consulting Agreement. See Note 6 for further information on the Consulting Agreement.
(2) Adjustment to litigation settlement reserve.
Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. Management believes that because Adjusted EBITDA excludes (i) certain non-cash expenses (such as depreciation, amortization, impairment, stock-based compensation, and gain/loss on equity investments) and (ii) expenses that are not reflective of the Company’s core operating results over time (such as restructuring costs, including the employee voluntary separation program and gain/losses on employee benefit plan terminations, litigation or dispute settlement charges or gains, premiums on stock buybacks and transaction-related costs), this measure provides investors with additional useful information to measure the Company’s financial performance, particularly with respect to changes in performance from period to period.  The Company’s management uses Adjusted EBITDA (a) as a measure of operating performance; (b) for planning and forecasting in future periods; and (c) in communications with the Company’s Board of Directors concerning the Company’s financial performance. In addition, Adjusted EBITDA, or a similarly calculated measure, has been used as the basis for certain financial maintenance covenants that the Company was subject to in connection with certain credit facilities. Since not all companies use identical calculations, the Company’s presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies and should not be used by investors as a substitute or alternative to net income or any measure of financial performance calculated and presented in accordance with U.S. GAAP. Instead, management believes Adjusted EBITDA should be used to supplement the Company’s financial measures derived in accordance with U.S. GAAP to provide a more complete understanding of the trends affecting the business.
Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for, or more meaningful than, amounts determined in accordance with U.S. GAAP. Some of the limitations to using non-GAAP measures as an analytical tool are:
•they do not reflect the Company’s interest income and expense, or the requirements necessary to service interest or principal payments on the Company’s debt;
•they do not reflect future requirements for capital expenditures or contractual commitments; and
•although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and non-GAAP measures do not reflect any cash requirements for such replacements.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and the Interim Chief Financial Officer, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including our Chief Executive Officer and our Interim Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2019 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that the Company’s internal control over financial reporting was effective as of December 29, 2019.
The effectiveness of our internal control over financial reporting as of December 29, 2019, has been audited by Ernst & Young LLP, the independent registered public accounting firm that has also audited the Company’s consolidated financial statements as of and for the year ended December 29, 2019. Ernst & Young’s report on the Company’s internal control over financial reporting appears below.
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
We have audited the internal control over financial reporting of Tribune Publishing Company (the Company) as of December 29, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company, and our report dated March 11, 2020, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
Dallas, Texas
March 11, 2020

Item 9B. Other Information
Timothy P. Knight stepped down as Chief Executive Officer, President and Chairman of the Board effective January 31, 2020. Mr. Knight will be eligible to receive severance pursuant to his employment agreement. The Company and Mr. Knight agreed that in satisfaction of Mr. Knight’s severance rights under his employment agreement, Mr. Knight will receive continuation of his base salary for one year through February 28, 2021, his bonus for 2019 and certain benefit continuation, subject to non-revocation by Mr. Knight of a waiver and general release. The Company and Mr. Knight entered into a waiver and general release setting forth such severance benefits, providing the Company with a general release and providing for the continuation of non-solicitation, non-interference, confidentiality and certain other covenants in Mr. Knight’s employment agreement.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to information under the captions “Corporate Governance,” “Board Composition,” “Executive Officers” and “Consideration of Stockholder-Recommended Director Nominees” in our definitive proxy statement relating to the 2020 Annual Meeting of Stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2019 fiscal year.
Tribune has a Code of Ethics and Business Conduct that applies to all directors, officers and employees, and a Code of Ethics and Business Conduct for CEO and Senior Financial Officers which can be found at the Company’s website, www.tribpub.com. The Company will post any amendments to the Code of Ethics and Business Conduct, as well as any waivers that are required to be disclosed by the rules of either the SEC or Nasdaq, on the Company’s website. Information on Tribune’s website is not incorporated by reference to the Annual Report on Form 10-K.
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
A stockholder can also obtain, without charge, a printed copy of any of the materials referred to above by contacting the Company at the following address:
Tribune Publishing Company
160 N. Stetson Avenue
Chicago, Illinois 60601
Attn: Corporate Secretary
Telephone: (312) 222-9100
Item 11. Executive Compensation
The information required by this item is incorporated by reference to information under the captions “Compensation Discussion and Analysis,” “Compensation, Nominating and Corporate Governance Committee Report,” “CNCG Interlocks and Insider Participation,” “Named Executive Officer Compensation” and “Director Compensation” in our definitive proxy statement relating to the 2020 Annual Meeting of Stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2019 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to information under the caption “Security Ownership of Certain Beneficial Owners, Directors, and Management” in our definitive proxy statement relating to the 2020 Annual Meeting of Stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2019 fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to information under the caption “Security Ownership of Certain Beneficial Owners, Directors, and Management” in our definitive proxy statement relating to the 2020 Annual Meeting of Stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2019 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to information under the captions “Policies and Procedures for the Review and Approval or Ratification of Transactions with Related Persons” and “Corporate Governance” in our definitive proxy statement relating to the 2020 Annual Meeting of Stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2019 fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to information under the caption “Independent Registered Public Accounting Firm’s Fees Report” in our definitive proxy statement relating to the 2020 Annual Meeting of Stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2019 fiscal year.
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
3.1* Amended and Restated Certificate of Incorporation of Tribune Publishing Company, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 filed on November 8, 2018).
3.2* Amended and Restated By-laws of Tribune Publishing Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on October 9, 2018).
4.1 Description of the Company’s Securities.
10.1* Tax Matters Agreement, by and between Tribune Media Company and Tribune Publishing Company, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 7, 2014).
10.2* Consulting Agreement, dated December 20, 2017, by and among Tribune Publishing Company, LLC, Merrick Ventures LLC and, solely for certain sections thereof, Michael W. Ferro, Jr., Merrick Media, LLC and tronc, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 22, 2017).
10.3* Amendment No. 1 to Consulting Agreement, dated June 17, 2018, by and among Tribune Publishing Company, LLC, Merrick Ventures LLC and, solely for certain sections thereof, Michael W. Ferro, Jr., Merrick Media, LLC and tronc, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2018 filed on August 10, 2018).
10.4* Securities Purchase Agreement, by and among Tribune Publishing Company, Nant Capital, LLC and Dr. Patrick Soon-Shiong, dated as of May 22, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 23, 2016).
10.5* Registration Rights Agreement, by and between Tribune Publishing Company and Nant Capital, LLC, dated as of May 22, 2016 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 23, 2016).
10.6* Cooperation Agreement, by and among Tribune Publishing Company, Alden Global Opportunities Master Fund, L.P. and Alden Global Value Recovery Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 2, 2019).
10.7*~ tronc, Inc. 2014 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2016 filed on August 5, 2016).
10.8*~ Form of Restricted Stock Unit Award Agreement (Non-Employee Director Form) for awards made in 2016 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q/A for the quarterly period ended September 28, 2014 filed November 19, 2014).

10.9*~ Form of Restricted Stock Award Agreement (Non-Employee Director) for awards made beginning in 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2017 filed November 3, 2017).
10.10*~ Form of Stock Option Agreement (Employee Form) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2016 filed on August 5, 2016).
10.11*~ Form of Restricted Stock Unit Award Agreement (Employee Form) (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2016 filed on August 5, 2016).
10.12*~ Form of Annual Performance Incentive Award Notice (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 28, 2014 filed March 25, 2015).
10.13*~ Form of Annual Performance Incentive Award Notice (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2017 filed May 3, 2017).
10.14~ Form of Director Compensation Conversion Election Form (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 14, 2016).
10.15*~ Executive Employment Agreement by and between Terry Jimenez and Tribune Publishing Company, LLC, dated April 4, 2018 (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on March 28, 2018).
10.16*~ Employment Agreement, by and between Tribune Publishing Company, LLC and Timothy P. Knight, effective January 17, 2019 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 18, 2019).
10.17*~ Executive Employment Agreement by and between Julie K. Xanders and Tribune Publishing Company, LLC, dated December 20, 2017 and effective January 4, 2018 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 22, 2017).
10.18~ Executive Employment Agreement by and between Mike Lavey and Tribune Publishing Company, LLC, dated April 4, 2018.
10.19*~ Form of Director Compensation Conversion Election Form (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 14, 2016).
10.20*~ Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2016 filed on May 5, 2016).
10.21*~ Form of Director Restricted Stock Award Agreement for awards in May 2018 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form-Q for the quarterly period ended July 1, 2018 filed on August 10, 2018).
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

TRIBUNE PUBLISHING COMPANY

March 11, 2020	By:	/s/ Michael N. Lavey
Michael N. Lavey
Interim Chief Financial Officer, Chief Accounting Officer and Controller

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Terry Jimenez and Michael N. Lavey, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Terry Jimenez	Chief Executive Officer, President and Director	March 11, 2020
Terry Jimenez	(Principal Executive Officer)

/s/ Michael N. Lavey	Interim Chief Financial Officer, Chief Accounting Officer and Controller	March 11, 2020
Michael N. Lavey	(Principal Financial Officer and Principal Accounting Officer)

/s/ Philip G. Franklin	Chairman and Director	March 11, 2020
Philip G. Franklin

/s/ Carol Crenshaw	Director	March 11, 2020
Carol Crenshaw

/s/ David Dreier	Director	March 11, 2020
David Dreier

/s/ Eddy W. Hartenstein	Director	March 11, 2020
Eddy W. Hartenstein

/s/ Christopher Minnetian	Director	March 11, 2020
Christopher Minnetian

/s/ Dana Goldsmith Needleman	Director	March 11, 2020
Dana Goldsmith Needleman

/s/ Richard A. Reck	Director	March 11, 2020
Richard A. Reck

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tribune Publishing Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tribune Publishing Company (the Company) as of December 29, 2019, and December 30, 2018, the related consolidated statements of income (loss), comprehensive income (loss), equity (deficit) and cash flows for each of the three fiscal years in the period ended December 29, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 11, 2020, expressed an unqualified opinion thereon.
Adoption of Accounting Standards Updates

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the modified retrospective adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).
Basis for Opinion
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
Dallas, Texas
March 11, 2020

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)

	Year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Operating revenues	$983,149	$1,030,669	$1,015,453
Operating expenses:
Compensation	362,450	443,084	406,279
Newsprint and ink	56,785	66,134	59,241
Outside services	328,333	348,827	331,202
Other operating expenses	166,614	163,702	162,495
Depreciation and amortization	47,314	53,262	47,306
Impairment	14,496	1,872	—
Operating expenses	975,992	1,076,881	1,006,523
Income (loss) from operations	7,157	(46,212)	8,930
Interest income (expense), net	499	(11,353)	(26,334)
Loss on early extinguishment of debt	—	(7,666)	—
Premium on stock buyback	—	—	(6,031)
Loss on equity investments, net	(2,988)	(1,868)	(2,725)
Other non-operating income (expense)	45	14,513	3,535
Income (loss) from continuing operations before income taxes	4,713	(52,586)	(22,625)
Income tax expense (benefit)	1,620	(12,723)	7,188
Income (loss) from continuing operations	3,093	(39,863)	(29,813)
Income (loss) from discontinued operations, net of tax	(3,337)	289,510	35,348
Net income (loss)	(244)	249,647	5,535
Less: Income attributable to noncontrolling interest	4,825	856	—
Net income (loss) attributable to Tribune common stockholders	$(5,069)	$248,791	$5,535

Income (loss) from continuing operations per share:
Basic	$(0.76)	$(1.15)	$(0.88)
Diluted	$(0.76)	$(1.15)	$(0.88)
Net income (loss) attributable to Tribune per common share:
Basic	$(0.85)	$7.05	$0.16
Diluted	$(0.85)	$7.05	$0.16
Weighted average shares outstanding
Basic	35,810	35,268	33,996
Diluted	35,810	35,268	33,996

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Net income (loss)	$(244)	$249,647	$5,535
Comprehensive income (loss), net of taxes:
Unrecognized benefit plan gains (losses):
Change in unrecognized benefit plan gain (loss) arising during the period, net of taxes of $908, $900 and $2,019, respectively	(2,458)	(2,337)	3,532
Amortization of items to periodic pension cost during the period, net of taxes of $39, $3,657 and $1,078, respectively	100	(9,498)	(2,220)
Plan amendments, net of taxes of $1,623	—	—	4,215
Foreign currency translation, net	(21)	(8)	1
Comprehensive income (loss) recognized in continuing operations, net of taxes	(2,379)	(11,843)	5,528
Accumulated other comprehensive income (loss) recognized in discontinued operations, net of taxes of $6,784 and $116, respectively	—	25,397	(10,241)
Comprehensive income (loss)	(2,623)	263,201	822
Comprehensive income attributable to noncontrolling interest	(4,825)	(856)	—
Comprehensive income (loss) attributable to Tribune common stockholders	$(7,448)	$262,345	$822

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 29, 2019	December 30, 2018
Assets
Current assets:
Cash	$60,963	$97,560
Accounts receivable, (net of allowances of $9,674 and $11,458)	112,754	145,463
Inventories	4,820	9,587
Prepaid expenses	15,114	18,197
Total current assets	193,651	270,807

Property, plant and equipment
Machinery, equipment and furniture	119,859	124,243
Buildings and leasehold improvements	86,403	82,399
	206,262	206,642
Accumulated depreciation	(84,530)	(74,013)
	121,732	132,629
Advanced payments on property, plant and equipment	2,181	12,334
Property, plant and equipment, net	123,913	144,963

Other assets
Goodwill	117,675	132,146
Intangible assets, net	69,165	77,229
Software, net	20,736	27,117
Lease right-of-use asset	99,480	—
Restricted cash	37,290	43,947
Deferred income taxes	6,911	2,414
Other long-term assets	13,457	28,004
Total other assets	364,714	310,857

Total assets	$682,278	$726,627

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED BALANCE SHEETS, (continued)
(In thousands, except per share data)

	December 29, 2019	December 30, 2018
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$46,482	$70,555
Employee compensation and benefits	36,305	61,001
Deferred revenue	42,773	51,114
Current portion of long-term lease liability	25,380	—
Current portion of long-term debt	105	405
Other current liabilities	24,317	21,203
Liabilities associated with discontinued operations	—	6,249
Total current liabilities	175,362	210,527

Non-current liabilities
Long-term lease liability	98,847	—
Pension and postretirement benefits payable	20,338	20,150
Deferred revenue	2,504	2,856
Long-term debt	6,857	6,799
Workers’ compensation, general liability and auto insurance payable	24,192	30,606
Deferred rent	—	25,424
Other obligations	5,851	17,197
Total non-current liabilities	158,589	103,032

Commitments and contingencies (Note 12)

Noncontrolling interest	63,501	39,756

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 30,000 shares; no shares issued or outstanding at December 29, 2019 and December 30, 2018	—	—
Common stock, $.01 par value. Authorized 300,000 shares, 38,017 shares issued and 36,064 shares outstanding at December 29, 2019; 37,551 shares issued and 35,597 shares outstanding at December 30, 2018	380	376
Additional paid-in capital	177,957	166,668
Retained earnings	135,001	232,401
Accumulated other comprehensive income	(2,352)	27
Treasury stock, at cost - 1,954 shares at December 29, 2019 and December 30, 2018	(26,160)	(26,160)
Total stockholders' equity	284,826	373,312

Total liabilities and stockholders’ equity	$682,278	$726,627

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	AOCI	Treasury Stock	Total Equity (Deficit)
	Shares	Amount
Balance at December 25, 2016	36,549	$365	$139,623	$(21,925)	$(8,814)	$(1,368)	$107,881
Comprehensive income attributable to controlling interests	—	—	—	5,535	5,528	—	11,063
AOCI recognized in discontinued operations	—	—	—	—	(10,241)	—	(10,241)
Issuance of stock from restricted stock and restricted stock unit conversions	887	9	(9)	—	—	—	—
Exercise of stock options	115	2	1,656	—	—	—	1,658
Stock-based compensation	—	—	11,282	—	—	—	11,282
Withholding for taxes on restricted stock unit conversions	—	—	(2,323)	—	—	—	(2,323)
Purchase of treasury stock	—	—	—	—	—	(50,158)	(50,158)
Balance at December 31, 2017	37,551	376	150,229	(16,390)	(13,527)	(51,526)	69,162
Comprehensive income (loss) attributable to controlling interests	—	—	—	248,791	(11,843)	—	236,948
AOCI recognized in discontinued operations	—	—	—	—	25,397	—	25,397
Issuance from treasury stock for acquisition	—	—	9,229	—	—	25,366	34,595
Issuance of stock from restricted stock and restricted stock unit conversions	443	5	(5)	—	—	—	—
Exercise of stock options	7	—	134	—	—	—	134
Stock-based compensation	—	—	11,118	—	—	—	11,118
Withholding for taxes on restricted stock unit conversions	—	—	(4,042)	—	—	—	(4,042)
Forfeited restricted stock	(450)	(5)	5	—	—	—	—
Balance at December 30, 2018	37,551	376	166,668	232,401	27	(26,160)	373,312
Cumulative effect of adoption of leasing standard	—	—	—	(1,787)	—	—	(1,787)
Adjusted balance at December 30, 2018	37,551	376	166,668	230,614	27	(26,160)	371,525
Comprehensive loss attributable to controlling interests	—	—	—	(5,069)	(2,379)	—	(7,448)
Dividends declared to common stockholders	—	—	—	(65,024)	—	—	(65,024)
Noncontrolling interest carrying value adjustment	—	—	—	(25,520)	—	—	(25,520)
Issuance of stock from restricted stock and restricted stock units conversions	467	4	(4)	—	—	—	—
Stock-based compensation	—	—	13,203	—	—	—	13,203
Withholding for taxes on restricted stock unit conversions	—	—	(1,910)	—	—	—	(1,910)
Balance at December 29, 2019	38,018	$380	$177,957	$135,001	$(2,352)	$(26,160)	$284,826

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Operating Activities
Net income (loss) from continuing operations	$3,093	$(39,863)	$(29,813)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,314	53,262	47,306
Impairment	14,496	1,872	—
Stock compensation expense	13,170	10,453	9,255
Premium on stock buyback	—	—	6,031
Loss on early extinguishment of debt	—	7,666	—
Loss on equity investments, net	2,988	1,868	2,725
Deferred income taxes	(2,581)	(390)	15,544
Non-current deferred revenue	(353)	(1,961)	693
Pension contribution	(2,484)	(3,918)	(1,040)
Postretirement benefits expense	(593)	(10,932)	(4,622)
Changes in working capital items, excluding acquisitions:
Accounts receivable, net	32,542	(6,259)	22,343
Prepaid expenses, inventories and other current assets	(6,164)	24,704	(4,623)
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	(48,467)	11,219	(33,462)
Other, net	138	3,232	9,417
Net cash provided by operating activities	53,099	50,953	39,754
Investing Activities
Capital expenditures, including software additions	(18,552)	(53,168)	(23,450)
Acquisitions, net of cash acquired	—	(70,867)	2,556
Other, net	(155)	(4,175)	(2,281)
Net cash used for investing activities	(18,707)	(128,210)	(23,175)
Financing Activities
Repayment of long-term debt	—	(353,253)	(26,362)
Purchase of treasury stock	—	—	(56,189)
Withholding for taxes on RSU vesting	(1,910)	(4,042)	(2,324)
Dividends paid to noncontrolling interest	(6,600)	(2,000)	—
Repayments of capital lease obligations	(305)	(259)	(286)
Proceeds from exercise of stock options	—	134	1,658
Dividends paid to common stockholders	(62,860)	—	(150)
Net cash used for financing activities	(71,675)	(359,420)	(83,653)
Decrease in cash attributable to continuing operations	$(37,283)	$(436,677)	$(67,074)

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	Year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Cash Flows From Discontinued Operations
Cash flows provided by (used for) operating activities of discontinued operations, net	$(5,971)	$(85,490)	$49,441
Cash flows provided by investing activities of discontinued operations, net	—	478,640	7,393
Cash flows used for financing activities of discontinued operations, net	—	(317)	(545)
Increase (decrease) in cash attributable to discontinued operations	(5,971)	392,833	56,289

Net decrease in cash	(43,254)	(43,844)	(10,785)
Cash, cash equivalents and restricted cash beginning of period	141,507	185,351	196,136
Cash, cash equivalents and restricted cash, end of period	$98,253	$141,507	$185,351

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—Tribune Publishing Company was formed as a Delaware corporation on November 21, 2013. Tribune Publishing Company, together with its subsidiaries (collectively, the “Company” or “Tribune”) is a media company rooted in award-winning journalism. Headquartered in Chicago, Tribune operates local media businesses in eight markets with titles including the Chicago Tribune, New York Daily News, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Virginia’s Daily Press and The Virginian-Pilot, The Morning Call of Lehigh Valley, Pennsylvania, and the Hartford Courant. Tribune also operates Tribune Content Agency (“TCA”) and on February 6, 2018, the Company became the majority owner of BestReviews LLC (“BestReviews”).
On May 23, 2018, the Company completed the sale of substantially all of the assets of forsalebyowner.com and on June 18, 2018, the Company completed the sale of the Los Angeles Times, The San Diego Union-Tribune and various other titles of the Company’s California properties (“California Properties”). See Note 8 to the Consolidated Financial Statements for further information on dispositions and related discontinued operations.
Basis of Presentation—The accompanying Consolidated Financial Statements and notes of the Company have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates. All intercompany accounts within Tribune have been eliminated in consolidation.
The operations of the California Properties and forsalebyowner.com are reported as discontinued operations for all periods presented in the accompanying Consolidated Statements of Income and Consolidated Statements of Cash Flows. Additionally, assets and liabilities related to the divested properties are classified as such in all prior periods in the Consolidated Balance Sheets. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to continuing operations and exclude all discontinued operations including the California Properties and forsalebyowner.com.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year—The Company’s fiscal year ends on the last Sunday in December. Fiscal years 2019 and 2018 ended on December 29, 2019 and December 30, 2018, respectively, and consisted of 52 weeks with 13 weeks in each quarter. Fiscal year 2017 ended on December 31, 2017, and consisted of 53 weeks with 13 weeks in each of the first three quarters and 14 weeks in the fourth quarter.
Use of Estimates—The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses and certain financial statement disclosures. Some of the significant estimates in these consolidated financial statements include the right-of-use asset (“ROU”) assets, lease liabilities, valuation assumptions used in allowances for doubtful accounts receivable, useful lives of property and identifiable intangible assets, the evaluation of recoverability of property, goodwill and identifiable intangible assets, income tax, self-insurance, pension and other postretirement benefits, stock-based compensation and purchase accounting. Actual results could differ from these estimates.
Segment Presentation—The Company assesses its operating segments in accordance with ASC Topic 280, “Segment Reporting.” The Company is managed by its chief operating decision maker, as defined by ASC Topic 280, in two reportable segments, M and X. Segment M is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when bundled with a print subscription. Segment X includes the Company’s digital revenues and related digital expenses from local Tribune websites, third-party websites, mobile applications, digital only subscriptions, TCA and BestReviews. See Note 20 for additional segment information.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

capital; appropriate attrition and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Leases—Tribune determines if an arrangement is a lease at inception. Operating leases are included in lease ROU assets, current portion of long-term lease liabilities, and long-term lease liabilities on the consolidated balance sheets. Finance leases are included in property, plant and equipment, current portion of long-term debt and long-term debt on the consolidated balance sheets. Amortization of the operating leases ROU assets is included in other operating expenses. Amortization of finance leases is included in depreciation expense. Sublease income is included as an offset to lease expense in other operating expenses.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The ROU asset is adjusted to include lease payments made to date and initial direct costs incurred and to deduct for lease incentives received and impairments recognized. As most of the Company’s leases do not provide an implicit rate, Tribune uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Certain lease agreements have lease and non-lease components, which are generally accounted for together. See Note 3 for additional information related to leases.
Revenue Recognition—Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. Revenues are recognized as performance obligations are satisfied either at a point in time, such as when an advertisement is published, or over time, such as for content licensing. See Note 4 for additional information related to revenue recognition.
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
Accounts Receivable Balance and Allowance for Doubtful Accounts—Tribune’s accounts receivable are primarily due from advertisers and circulation-related accounts. Payment terms vary by revenue stream including prepayment for classified advertising and home delivery circulation, and 30-60 day terms for advertising, whereby credit is evaluated in advance. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required. The allowance for uncollectible accounts is determined based on historical write-off experience and any known specific collectability exposures. As customer balances are determined to be uncollectible, the balances are written off against the allowance for doubtful accounts.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the activity with respect to the accounts receivable allowances is as follows (in thousands):

Accounts receivable allowance balance at December 25, 2016	$9,846
2017 additions	27,291
2017 deductions	(28,149)
Accounts receivable allowance balance at December 31, 2017	8,988
2018 additions	24,564
2018 deductions	(22,094)
Accounts receivable allowance balance at December 30, 2018	11,458
2019 additions	17,130
2019 deductions	(18,914)
Accounts receivable allowance balance at December 29, 2019	$9,674
Trade Transactions—Tribune, in the ordinary course of business, enters into trade transactions whereby advertising in a Tribune publication is exchanged for products or services or advertising, including advertising at an event or venue. Trade transactions are generally reported at the estimated fair value of the product or services received. Revenues are recorded when the advertisement runs in a Tribune publication and expenses are generally recorded when the products or services are utilized or the advertisement runs.
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
Leasehold improvements are recorded as an asset and amortized over the shorter of the useful life or the remaining term of the lease. Expenditures for repairs and maintenance of existing assets are charged to expense as incurred. Property, plant and equipment assets that are financed under a finance lease are amortized over the shorter of the term of the lease or the useful lives of the assets. See Note 3 for additional information related to leases.
For the years ended December 29, 2019, December 30, 2018, and December 31, 2017, total depreciation expense was $39.9 million, $46.4 million and $42.7 million, respectively.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets are summarized in Note 10. Tribune reviews goodwill and other indefinite-lived intangible assets, which include only newspaper mastheads, for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles–Goodwill and Other.” Under ASC Topic 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values. Impairment would occur when the carrying amount of a reporting unit with recorded goodwill or an individual masthead is greater than its fair value. The Company has determined that the reporting units at which goodwill will be evaluated are the eight newspaper media groups, TCA, BestReviews and the aggregate of its other digital businesses.
The Company evaluates goodwill and indefinite-lived intangibles for impairment annually as of the first day of the fiscal fourth quarter or when an indicator of impairment exists. For the 2019 annual impairment test, the Company did a full quantitative analysis of both goodwill and mastheads. For both goodwill and mastheads, the calculated fair value exceeded the carrying value, except as noted below. For goodwill, the calculated fair value was determined using the income approach.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimates of fair value include Level 3 inputs as they are subjective in nature, involve uncertainties and matters of significant judgment and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time (for the 2019 impairment test, the perpetuity growth (decline) rates used ranged from (15.0%) to 1.8%), forecasted revenue growth rates (for the 2019 impairment test, forecasted revenue growth (decline) ranged from (11.5%) to 18.5%), projected operating cash flow margins, estimated tax rates, depreciation expense, capital expenditures, required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (for 2019, the weighted average cost of capital used was 8.5% for print and ranged from 11.3% to 12.3% for digital properties). For goodwill as of the measurement date, the calculated fair value exceeded the carrying value by more than 65.0% for all reporting units except the Baltimore Sun and Virginia Media Groups. For the Baltimore Sun and Virginia Media Groups, the carrying value exceeded the fair value and the Company recorded a non-cash impairment charge of $14.5 million reflecting the reduction in fair value. The impairment charges resulted primarily from a decline in the fair value due to lower projected cash flows versus historical estimates.
For mastheads, the calculated fair value includes Level 3 inputs and was determined using the royalty savings method. The key assumptions used in the fair value estimates under the royalty savings method are revenue and market growth, royalty rates for newspaper mastheads (for 2019, the royalty rate used ranged from 1.0% to 4.4%), estimated tax rates, an appropriate risk-adjusted weighted-average cost of capital (for 2019, the weighted average cost of capital used was 8.5% for print and ranged from 11.3% to 12.3% for digital properties). These assumptions reflect Tribune’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of Tribune’s control. For mastheads as of the measurement date, the calculated fair value exceeded the carrying value by more than 85.0% in all instances, except for the Sun Sentinel Media Group where the masthead fair value exceeded the carrying value by approximately 30%.
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
Fair Value Measurements—The Company measures and records in its consolidated financial statements certain assets and liabilities at fair value. ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and Tribune’s own assumptions (unobservable inputs). This hierarchy consists of the following three levels:
•Level 1 – Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market.
•Level 2 – Assets and liabilities whose values are based on inputs other than those included in Level 1, including quoted market prices in markets that are not active; quoted prices of assets or liabilities with similar attributes in active markets; or valuation models whose inputs are observable or unobservable but corroborated by market data.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•Level 3 – Assets and liabilities whose values are based on valuation models or pricing techniques that utilize unobservable inputs that are significant to the overall fair value measurement.
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
Pension Plans—The Company is the sponsor of the Daily News Retirement Plan (“NYDN Pension Plan”) for the New York Daily News. The Company follows accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits” for single employer defined benefit plans. Plan assets and the projected benefit obligation are measured each December 31, and the Company records as an asset or liability the net funded or underfunded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to other comprehensive income (loss) and are amortized to net periodic pension expense over the weighted average remaining life of plan participants. Net periodic pension expense is recognized each period by accruing interest expense on the projected benefit obligation and accruing a return on assets associated with the plan assets. In measuring the funded status of the plans, the Company has elected to measure the single employer defined benefit plan assets and obligations as of the end of the month closest to the Company’s fiscal year-end. See Note 14 for further information on the Company’s pension plans.
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
Other Postretirement Benefits—Tribune provides certain health care and life insurance benefits for certain retired Tribune union employees through postretirement benefit plans. The plans are frozen to new participants. The expected cost of providing these benefits is accrued over the years that the employees render services. It is the Company’s policy to fund postretirement benefits as claims are incurred. In measuring the funded status of the plan, the Company has elected to measure the single employer defined benefit plan assets and obligations as of the end of the month closest to the Company’s fiscal year-end.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Contributions made to multiemployer plans are based on collective bargaining agreements and are accounted for under guidance related to multiemployer plans, which essentially provides that contributions to such plans are expensed when due. Any withdrawal liability would be recognized at the point withdrawal from the plan becomes probable. See Note 14 for further information.
Self-Insurance—The Company self-insures for certain employee medical and disability income benefits, and insures with a high deductible for workers’ compensation, automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The Company carries insurance coverage to limit exposure for the self-insured portions of workers’ compensation costs and automobile and general liability claims. The Company’s deductibles for the insured coverages are generally $1.0 million per occurrence, depending on the applicable policy period. The recorded liabilities for self-insured risks at December 29, 2019, and December 30, 2018, totaled $32.3 million and $41.7 million, respectively.
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
The Company evaluates uncertain tax positions. The Company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. If a tax benefit was recognized the Company would measure the tax benefit based on the largest benefit that has a greater than 50.0% likelihood of being realized upon ultimate settlement.
Accounting standards adopted in 2019—In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software; Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The Company adopted this standard effective the beginning of fiscal 2019 and applied the provisions of the standard prospectively. The adoption had no material effect on the Company’s consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In February 2016, the FASB issued ASU 2016-02, Topic 842, Leases (“ASC 842”), which requires lessees to recognize lease assets and lease liabilities for operating leases. The Company adopted this standard effective the beginning of fiscal year 2019, using the modified retrospective transition method whereby the Company applied the new standard at the adoption date and recognized a cumulative-effect adjustment of $1.8 million, net of tax of $0.7 million, to reduce the opening balance of retained earnings in the first quarter of 2019, primarily due to lease impairments determined during the adoption. The Company has elected the practical expedients which allow the Company to forgo reassessing whether existing contracts are or contain leases, forgo reassessing the classification of existing leases, forgo reassessing initial direct costs of existing leases at the initial application date and to combine lease and nonlease components. Additionally, the Company did not consider any leases with original lease terms less than one year. As a result of the adoption the Company recorded ROU assets of $123.5 million and lease liabilities of $147.2 million, as of December 31, 2018. See Note 3 for additional disclosures related to the Company’s leases.
Accounting standards not yet adopted—In December 2019, the FASB issued ASU 2019-12, Topic 740, Income Taxes, which simplifies accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company expects to adopt the standard effective January 1, 2021. The Company is currently reviewing the requirements of the standard.
In June 2016, the FASB issued ASU 2016-13, Topic 326, Financial Instruments – Credit Losses. ASU 2016-13 changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured as amortized cost. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company expects to adopt the standard effective January 1, 2020. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
NOTE 3: LEASES
Tribune’s leased facilities total approximately 4.3 million square feet in the aggregate. The Company currently has leased newspaper production facilities in Connecticut, Florida, Illinois, Maryland, New Jersey and Pennsylvania, however Tribune owns substantially all of the production equipment. For printing plants, the initial lease term is 10 years with two options to renew for additional 10 year terms. For distribution facilities, the initial lease term is generally five years, with options to renew either two or three additional five year terms. For office space, lease terms range from two to thirteen years. The Company has rent escalations, rent holidays and leasehold improvement incentives which are included in the determination of the ROU and the lease liabilities.
Tribune subleases certain facilities that total approximately 0.1 million square feet in aggregate. The terms of these subleases are from five to seven years and expire between 2020 and 2023.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Below is a summary of information related to the Company’s leases for the year ended December 29, 2019 (in thousands):

Lease Cost:
Finance lease cost:
Amortization of ROU assets	$313
Interest on lease liabilities	114
Operating lease cost	28,649
Short-term lease costs	956
Variable lease costs	7,180
Sublease income	(3,259)
Total lease cost	$33,953
Below is a summary of the supplemental cash flow information related to leases for the year ended December 29, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$29,848
Operating cash flows used for finance leases	$109
Financing cash flows used for finance leases	$305
ROU assets obtained in exchange for new operating lease liabilities	$4,830
Weighted average remaining lease term - finance leases (in years)	1.1
Weighted average remaining lease term - operating leases (in years)	5.9
Weighted average discount rate - finance leases	5.8%
Weighted average discount rate - operating leases	4.8%
Future minimum lease payments under noncancelable operating lease arrangements having initial terms of one year or more as of year ended December 29, 2019, are as follows (in thousands):

	Operating Leases	Finance Leases	Subleases
2020	$30,661	$100	$2,726
2021	28,315	6,949	2,128
2022	26,150	—	1,584
2023	16,558	—	1,579
2024	9,483	—	—
Thereafter	33,001	—	—
Total future lease payments	144,168	7,049	8,017
Less: Imputed interest	19,941	146	—
Net future minimum lease payments	$124,227	$6,903	$8,017
Lease Abandonment
In 2017, the Company permanently vacated approximately 33,629 sq. ft. of office space in the Chicago area and 30,000 sq. ft. of office space in South Florida and took a charge of $1.4 million and $0.6 million, respectively, related to the abandonments. These charges are included in other operating expenses in the accompanying Consolidated Statements of Income (Loss). As of the December 31, 2018, adoption of ASC 842, the outstanding deferred balances were reclassed and applied to partially offset the ROU asset.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4: REVENUE RECOGNITION
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
Digital advertising is typically sold on a cost-per-impression basis. An advertiser pays an amount based on the number of times the ad is displayed on the Company’s websites. Revenue is recognized at a point in time when the ad is displayed on the websites.
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
Circulation revenue
Circulation revenue results from the sale of print editions of newspapers to individual subscribers and to sales outlets that resell the newspapers. For individual subscribers, revenue is recognized at a point in time when the newspapers are delivered to the subscribers. For sales outlets, revenue is recognized at a point in time when the newspapers are delivered to the sales outlets or to an intermediary that has purchased the newspapers to resell to the sales outlets.
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
For commercial printing and delivery services, the Company contracts with a number of national and local newspapers to both print and/or distribute their respective publications in local markets where it is a newspaper publisher. For commercial printing, revenue is recognized as the papers are printed and available for delivery. For commercial delivery, the Company operates under two models, the buy/sell model and the fee-for-delivery model. Under the buy/sell model, the Company buys the customers’ newspapers and resells them to subscribers and sales outlets. Revenue the Company receives for the sale of the newspapers is recognized when the newspapers are delivered to subscribers or sales outlets. Under the fee-for-delivery model, the Company receives a fee for each newspaper delivered. Revenue is recognized at the time the newspaper is delivered either to the subscriber or to the sales outlet.

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
For ecommerce referral fee revenue, the Company drives customers to ecommerce sites such as Amazon.com. Once the customer executes sales on these sites, the Company receives a percentage of the sales. Revenue is recognized when the customers executes sales, net of a reserve for returned items.
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
The following table presents changes to the Company’s contract liabilities during the years ended December 29, 2019, and December 30, 2018 (in thousands):

Balance at December 31, 2017	$55,132
2018 Additions	46,300
2018 Deductions	(47,462)
Balance at December 30, 2018	53,970
2019 Additions	37,730
2019 Deductions	(46,423)
Balance at December 29, 2019	$45,277
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
NOTE 5: CHANGES IN OPERATIONS
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
Employee Reductions
2019
During the year ended December 29, 2019, the Company implemented reductions in staffing levels in its operations of 138 positions for which the Company recorded pretax charges related to these reductions and executive separations totaling $8.5 million. The pretax charges related to the reductions include 23 positions related to the voluntary severance incentive plan initiated in the fourth quarter of 2018. The related salary continuation payments began during the first quarter of 2019 and are expected to continue through the first quarter of 2020.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in the 2019 severance charge is approximately $4.0 million related to the separation of the Company’s former CEO and two senior executives in the digital operations in the first quarter of 2019. Each of these employees had employment contracts which provided for immediate payout of any contractual compensation under the employment agreement in the event of separation. These employment agreements were amended to permit payment of the severance as salary continuation over a one year period, during which time equity-based awards would continue to vest. Additionally, as a result of the separation, the Company recognized accelerated stock-based compensation expense of $1.5 million.
2018
During the year ended December 30, 2018, the Company implemented reductions in staffing levels in its operations of 840 positions for which the Company recorded pretax charges related to these reductions totaling $45.8 million. These reductions include 190 positions identified in the fourth quarter of 2018 related to a voluntary severance incentive plan; 178 positions identified during the third quarter of 2018, of which approximately 50.0% were at the New York Daily News; 70 positions identified in the fourth quarter of 2018 related to the New York Daily News truck drivers’ union and 38 positions identified in the fourth quarter of 2018 related to the Chicago Tribune truck drivers’ union.
In the fourth quarter of 2018, the Company offered a Voluntary Severance Incentive Plan (“2018 VSIP”) which provides enhanced separation benefits to eligible employees with more than 10 years of service. The Company funded the 2018 VSIP ratably over the payout period through salary continuation that started in the fourth quarter of 2018 and continued through the fourth quarter 2019.
In the fourth quarter of 2018, the truck drivers’ union of the New York Daily News ratified a new collective bargaining agreement with the Company that extended the existing agreement from 2021 to 2024 and relinquished to NYDN the right of delivery of the remaining 60 single copy routes in New York City. The agreement allows for the separation of a total of 80 drivers.  The remaining 10 drivers’ separations will occur later in the term of the contract.  In addition, the Company received other rights and reductions, including reduced dock manning, a move to bi-weekly payroll and a move to Company-provided medical benefits.  The Company expects to achieve savings derived from driver salaries, overtime, collection pay, medical contributions to the union welfare plan, worker’s compensation, fleet expenses, insurance and other expenses, net of the third-party cost of single copy newspaper delivery. The severance payments were in the form of lump sum payments and were paid in the first quarter of 2019.
In the fourth quarter of 2018, the truck drivers’ union of the Chicago Tribune ratified a new collective bargaining agreement with the Company that extended the existing agreement to 2021 and allows the Company to reduce the number of union positions. The Company expects to achieve savings derived from driver salaries, overtime, collection pay, worker’s compensation, fleet expenses, insurance and other expenses, net of the third-party cost of single copy newspaper delivery. The Company funded the severance over the payout period through salary continuation that started in the first quarter of 2019 and continued through the fourth quarter 2019.
A summary of the activity with respect to Tribune’s severance accrual for the years ended December 29, 2019, and December 30, 2018, is as follows (in thousands):

Balance at December 31, 2017	$11,430
2018 Provision	45,764
2018 Payments	(28,349)
Balance at December 30, 2018	28,845
2019 Provision	8,482
2019 Payments	(34,747)
Balance at December 29, 2019	2,580
Charges for severance and related expenses are included in compensation expense in the accompanying Consolidated Statements of Income (Loss).
Subsequent to December 29, 2019, the Company offered a Voluntary Severance Incentive Plan (“2020 VSIP”) which provides enhanced separation benefits to eligible employees with more than eight years of service. The Company

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

plans to fund the 2020 VSIP ratably over the payout period through salary continuation that started in the first quarter of 2020 and continues through the second quarter of 2021.
Other
On July 23, 2019, the Company entered into an agreement to sell real property located in Norfolk, Virginia, for a sales price of $9.5 million. The sale was dependent on the purchaser obtaining the required certificates and the purchaser’s determination of feasibility. Subsequent to December 29, 2019, the certificates were obtained, feasibility was determined and the sale closed on January 22, 2020.
NOTE 6: RELATED PARTY TRANSACTIONS
Transition Services Agreement with NantMedia Holdings, LLC
In connection with the closing of the sale of the California Properties, the Company entered into a transition services agreement (“TSA”) with NantMedia Holdings, LLC (“NantMedia”), providing for up to twelve months of transition services between the parties at negotiated rates approximating cost. On January 17, 2019, the Company and NantMedia amended the TSA (“Amended TSA”). The Amended TSA extended the term of the contract to June 30, 2020, settled the working capital adjustment from the sale of the California Properties and provided an indemnity related to certain receivables. Either party may discontinue all or a portion of the services being provided to such party by providing 60 days advance notice. See Note 8 for additional information on the sale of the California Properties.
During the years ended December 29, 2019 and December 30, 2018, the Company paid certain costs on behalf of NantMedia due to shared contracts and processes. Such costs include newsprint, rent, payroll, benefits, and other operating activities. The TSA provides for reimbursement to the Company for such charges until the contracts and processes can be separated. Additionally, the Company received certain customer payments related to comingled revenue billings and receipts that include the California Properties. These relevant amounts of such payments are reimbursed to NantMedia. A summary of the activity with respect to the TSA and Amended TSA for the years ended December 29, 2019, and December 30, 2018, is as follows (in thousands):

	December 29, 2019	December 30, 2018
Accounts receivable from NantMedia beginning balance	$17,909	$—
Revenue for TSA services	19,473	17,174
Reimbursable costs	50,610	66,183
Amounts received for TSA services	(20,583)	(13,390)
Amounts received for reimbursable costs	(63,114)	(49,918)
Amounts reimbursed to Nant for amounts collected from third parties under commingled revenue contracts	18,371	9,351
Amounts collected from third parties under commingled revenue contracts	(16,548)	(11,491)
Accounts receivable balance from NantMedia(1)	$6,118	$17,909
(1) The accounts receivable from NantMedia balance consists of $4.4 million of charges which have been billed and $1.7 million of charges which had not been billed as of December 29, 2019.
Merrick Consulting Agreement
On December 20, 2017, the Company entered into a Consulting Agreement with Merrick Ventures LLC (“Merrick Ventures”) and solely for certain sections thereof, Michael W. Ferro, Jr. and Merrick Media, LLC (“Merrick Media”). Mr. Ferro is (1) Chairman and Chief Executive Officer of Merrick Ventures and (2) the manager of Merrick Venture Management, LLC which is the sole manager of Merrick Media. At the time the agreement was signed, Mr. Ferro was also Chairman of Tribune’s Board of Directors and, together with Merrick Ventures and Merrick Media, a significant stockholder. The Consulting Agreement provided for the engagement of Merrick Ventures on a non-exclusive basis to provide certain management expertise and technical services for an annual fee of $5.0 million in cash, payable in advance on the first

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

business day of each calendar year. The Consulting Agreement provided for a rolling three year term, with the initial term continuing through December 31, 2020. The Company made the initial $5.0 million payment in early January 2018. During the term of the Consulting Agreement, Merrick Ventures and Mr. Ferro agreed to certain non-competition covenants relating to engaging in certain other daily printed newspaper businesses, subject to certain exceptions.
On March 18, 2018, Mr. Ferro retired from the Company’s Board of Directors. As Mr. Ferro was no longer actively engaged in the business and the Company remained contractually committed for the future payments due under the Consulting Agreement, the Company recognized expense for the full $15.0 million due under the Consulting Agreement in outside services in the first quarter of 2018. In the second quarter of fiscal 2018, the Company amended the Consulting Agreement. The amendment reduced the total fees due under the Consulting Agreement by $2.5 million (from $15.0 million to $12.5 million) and allows the Company to engage Merrick Ventures as its adviser, if it so chooses, but at no additional cost to the Company. If so engaged, the Company would indemnify Merrick Ventures if the Company requests it to meet with third parties. In the second quarter of 2018, the Company agreed to pay $0.3 million in legal fees incurred by Mr. Ferro while conducting the Company’s business. Such legal fees were paid directly to the legal firm. The non-compete covenants and amended Merrick Purchase Agreement terms contained in the Consulting Agreement were not altered by the amendment and remain in place through December 31, 2020. On November 15, 2019, Mr. Ferro sold all of the shares he controlled to funds Alden Global Opportunities Master Fund, L.P. and Alden Global Value Recovery Master Fund, L.P. See Note 18 for further information concerning the sale.
Aircraft Dry Sublease
One of the Company’s subsidiaries, Tribune Publishing Company, LLC (“TPC”), entered into an Aircraft Dry Sublease Agreement, which became effective as of February 4, 2016, with Merrick Ventures. Under the agreement, TPC subleased on a non-exclusive basis, a Bombardier aircraft leased by Merrick Ventures, at a cost, including TPC’s proportionate share of the insurance premiums and maintenance expenses, of $8,500 per flight hour flown. TPC also was responsible for charges attributable to the operation of the aircraft by TPC during the lease term. The initial term of the sublease was 1 year, which term automatically renewed on an annual basis. Either party had the right to terminate the agreement upon 30 days written notice to the other. During the year ended December 31, 2017, the Company incurred $3.0 million related to the aircraft sublease, of which $2.6 million has been paid to Merrick Ventures and $0.4 million to an outside party for pilot services. The Consulting Agreement described above terminated the Aircraft Dry Sublease as of December 31, 2017.
Nucleus Marketing Solutions, LLC
In April 2016, Tribune, along with other leading media companies McClatchy, Gannett and Hearst, formed Nucleus Marketing Solutions, LLC (“Nucleus”). This network connected national advertisers to audiences across existing and emerging digital platforms. Nucleus worked with its marketing partners to address their goals by offering integrated services across all platforms. The Company owned 25.0% of Nucleus. The Company’s interest in Nucleus was recorded as an equity method investment. In July 2019, Nucleus announced the shut-down of the ads sales operations, resulting in a $1.0 million loss on the investment. During the year ended December 31, 2017, the Company recorded $7.1 million on a net basis for revenue related to the Nucleus agreement. The revenue recorded during the years ended December 29, 2019 and December 30, 2018 was immaterial.
Following is the summarized financial information for Nucleus as of December 29, 2019, December 30, 2018, and December 31, 2017 (in thousands):

	December 29, 2019	December 30, 2018	December 31, 2017
Revenues	$886	$6,815	$1,917
Expenses	5,242	13,238	14,848
Net loss	$(4,356)	$(6,423)	$(12,931)
Tribune’s portion of Nucleus net loss	$(1,089)	$(1,605)	$(3,232)

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7: ACQUISITIONS
2018 Acquisitions
Virginian-Pilot
On May 28, 2018, Tribune Publishing Company, LLC, a wholly-owned subsidiary of the Company, acquired Virginian-Pilot Media Companies, LLC (“Virginian-Pilot”), the owner of The Virginian-Pilot daily newspaper based in Norfolk, Virginia, pursuant to a Securities Purchase Agreement, entered into on the same date (“VP Purchase Agreement”), by and among the Company, Virginian-Pilot and Landmark Media Enterprises, LLC (“Seller”).
Upon the terms and subject to the conditions set forth in the VP Purchase Agreement, the Company acquired all of the issued and outstanding membership interests in Virginian-Pilot from Seller for a cash purchase price of $34.0 million, less a post-closing working capital adjustment of $0.1 million (“VP Acquisition”). As part of the VP Acquisition, the Company also acquired Virginian-Pilot’s real estate portfolio (comprised of approximately 460,000 square feet), including its headquarters building in downtown Norfolk, its printing and distribution facilities in Virginia Beach and a number of satellite offices in Norfolk and North Carolina. The VP Purchase Agreement also contains representations, warranties, covenants, and indemnities of the parties thereto.
During the first quarter of 2019, the Company completed the determination of the fair value of the assets acquired, including intangible assets and liabilities assumed. There were no adjustments at that time to the allocation of the purchase price which is as follows (in thousands):

Consideration
Cash consideration for acquisition	$33,912
Total consideration	$33,912

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Accounts receivable and other current assets	$8,257
Property, plant and equipment	29,843
Mastheads	4,700
Intangible assets subject to amortization	1,300
Accounts payable and other current liabilities	(10,749)
Other long-term liabilities	(68)
Total identifiable assets (liabilities), net	33,283
Goodwill	629
Total net assets acquired	$33,912
Goodwill was calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including expected future cost and revenue synergies. The goodwill above was deductible for tax purposes pursuant to Internal Revenue Code Section 197.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BestReviews
Acquisition Agreement
On February 6, 2018, the Company acquired a 60.0% membership interest in BestReviews, a company engaged in the business of testing, researching and reviewing consumer products, pursuant to an Acquisition Agreement, entered into on the same date (“BestReviews Acquisition Agreement”), among the Company, BestReviews Inc., a Delaware corporation (“BR Parent”), BestReviews and the stockholders of BR Parent.
Upon the terms and subject to the conditions set forth in the BestReviews Acquisition Agreement, the Company acquired 60.0% of BR Parent’s membership interest in BestReviews for a total purchase price of $68.3 million, consisting of $33.7 million in cash, less a post-closing working capital adjustment from the seller of $0.6 million, and $34.6 million in common stock of the Company (“BR Acquisition”). The Company issued 1,913,438 shares of common stock in connection with the closing (“Stock Consideration”). The Stock Consideration was subject to lock-up provisions that prohibit certain transfers of the shares and standstill provisions, however as of the first anniversary of the BR Acquisition closing date, these lock-up provisions expired. The BestReviews Acquisition Agreement also contains representations, warranties, covenants and indemnities of the parties thereto.
Limited Liability Company Agreement
In connection with the BR Acquisition the Company and BR Parent also entered into an amended and restated limited liability company agreement of BestReviews (“LLC Agreement”). Subject to the terms of the LLC Agreement, the Company had the right, which began six months after the closing of the BR Acquisition, to purchase all (but not less than all) of the remaining 40.0% of the membership interests of BestReviews (“Call Option”) using, at the Company’s election, cash, shares of common stock of the Company, or a combination thereof, at a purchase price to be based on a pre-determined multiple of BestReviews’ trailing 12-month EBITDA, with such purchase price capped per the LLC Agreement if the Call Option was exercised prior to the third anniversary of the closing of the BR Acquisition. In addition, beginning six months after closing the BR Acquisition, the Company was entitled to exercise a one-time right to purchase 25.0% of the units of membership interest of BestReviews retained by BR Parent (10.0% of the issued and outstanding equity) with terms identical to those applicable to the Call Option.
BR Parent also had the right, beginning three years after closing of the BR Acquisition, to cause the Company to purchase all (but not less than all) of the remaining 40.0% of the membership interests of BestReviews (“Put Option”) using, at the Company’s election, cash, shares of common stock of the Company, or a combination thereof, at a purchase price to be determined in the same manner as if the Call Option was exercised.
If the exercise of the Call Option or the Put Option required that the Company seek stockholder approval prior to issuing common stock of the Company as consideration in connection with such exercise, and the Company does not obtain requisite stockholder approval, then BestReviews would have initiated a sale process for disposition of a majority of the voting power interests of BestReviews or other disposition of all or substantially all of BestReviews’ assets.
On February 3, 2020, subsequent to the end of the year, the Company and BR Parent amended the LLC Agreement to, among other things, remove the Put Option and Call Option sections of the LLC Agreement.
The LLC Agreement provides that BR Parent is entitled to certain registration rights under the Securities Act of 1933, as amended (“Securities Act”), with respect to the Company’s common stock issued to BR Parent. The Company (1) was required to file a registration statement on Form S-3 (“Form S-3”) with the Securities and Exchange Commission (“SEC”) to register the resale of the Stock Consideration within 90 days following the closing date of the BR Acquisition, which filing was completed, and (2) the Company is required to file a Form S-3 with the SEC to register the resale of any shares of common stock of the Company issued in connection with an exercise of the Call Option or the Put Option within 60 days after the issuance of such shares.
The LLC Agreement contains other terms and conditions, including transfer restrictions, tag-along and drag-along rights, and indemnification obligations.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The determination of the fair value of the assets acquired, including intangible assets and noncontrolling interest, and liabilities assumed has been completed and the final allocation of the purchase price is as follows (in thousands):

Consideration
Cash consideration for acquisition	$33,085
Fair value of noncontrolling interest	40,900
Value of shares issued for acquisition	34,595
Total consideration	$108,580

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Accounts receivable and other current assets	$9,945
Property, plant and equipment	36
Intangible assets	12,540
Accounts payable and other current liabilities	(993)
Total identifiable assets (liabilities), net	21,528
Goodwill	87,052
Total net assets acquired	$108,580
Goodwill was calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including access to the Company’s subscriber base and non-contractual relationships, as well as expected future cost and revenue synergies. The entire amount of purchase price allocated to intangible assets and 60.0% of goodwill is expected to be deductible for tax purposes pursuant to Internal Revenue Code Section 197.
To determine the fair value of the noncontrolling interest, the Company applied a blended 7.5% discount to the calculated 40.0% interest in the fair value of BestReviews as a whole. The discount rate represents the lack of marketability resulting from the Company’s implicit right of first refusal related to the Call Option.
The results of operations and related assets and liabilities of BestReviews have been included in the Consolidated Financial Statements beginning on the closing date of the acquisition and are included in the results of the Company’s segment X. For the period from the date of acquisition to December 30, 2018, reported revenues from BestReviews were $25.0 million, and reported operating expenses were $22.9 million.
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
DNLP retained its lease with the New Jersey Economic Development Authority with respect to approximately 18 acres of real property on which its printing facilities are located (“New Jersey Lease”). Under the New Jersey Lease, DNLP is required to purchase the real property at the end of the lease term in 2021 (and may acquire it prior to such date at any time) for up to $6.9 million. The sellers in the DNLP transaction may, at any time, require DNLP to exercise the real property purchase option. Upon the exercise of the real property purchase option, the real property will be held by a

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

partnership (“Real Estate Partnership”) owned 49.9% by DNLP and 50.1% by New DN Company, an affiliate of the sellers in the DNLP transaction. New DN Company will control the management of the partnership. Due to the ownership structure of the Real Estate Partnership, DNLP’s net portion of the real property purchase price is approximately 49.9% (or up to $3.5 million), after reimbursement from New DN Company of its 50.1% portion of the real property purchase price. After the exercise of the real property purchase option and transfer of such property to the Real Estate Partnership, DNLP: (1) will have the option to lease it for one dollar per year, compared to the current lease rate of $100.0 thousand per year under the New Jersey Lease, for up to 15 years and (2) may at any time, at its option, require sellers to acquire DNLP’s interest in the property based on its then-current fair market value. Should the Company discontinue printing operations on the property, the rent for the property would increase to a fair market rate and the sellers could purchase the Company’s 49.9% share of the Real Estate Partnership based on its then-current fair market value.
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
During the third quarter of 2018, the final determination of the fair value of assets acquired and liabilities assumed has been completed. The final assigned values are presented in the table below (in thousands):

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Cash acquired as part of the purchase	$2,555
Accounts receivable and other current assets	17,703
Property, plant and equipment	48,099
Mastheads	3,400
Other long-term assets	9,565
Accounts payable and other current liabilities	(20,271)
Pension and postemployment benefits liability	(25,446)
Workers compensation and auto insurance liability	(25,116)
Other long-term liabilities	(10,489)
Total net assets acquired	$—
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
NOTE 8: DISPOSITIONS AND DISCONTINUED OPERATIONS
California Properties
On February 7, 2018, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) by and between the Company and Nant Capital, LLC (“Nant Capital”) pursuant to which the Company agreed to sell the California Properties to Nant Capital for an aggregate purchase price of $500.0 million in cash; plus the assumption of unfunded pension liabilities related to the San Diego Pension Plan, less a post-closing working capital adjustment to the buyer of $9.7 million (“Nant Transaction”). The Nant Transaction closed on June 18, 2018, and resulted in a pre-tax gain of $404.8 million. The operations of the California Properties were previously included in both the M and X segments.
The sale of the California Properties represented a strategic shift that has had a major effect on our operations and financial results. As a result, and as discussed in Note 1, effective as of the date of the sale, the California Properties are reflected as discontinued operations on the consolidated balance sheets in accordance with ASC 360 and the results of operations of the California Properties are presented as discontinued operations in the statements of income in accordance with ASC 205-20 for all periods presented.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of the Nant Transaction, the Company provided Nant Capital indemnification with respect to certain legal matters which were at various states of adjudication at the date of the sale. On August 19, 2019, the Los Angeles Times received an unfavorable jury verdict in an indemnified employment litigation matter. The Company successfully challenged the jury verdict by post-trial motions, and as a result, the verdict has been set aside and a new trial has been ordered.
Dr. Patrick Soon-Shiong, a former director of the Company, together with Nant Capital, beneficially own 8,743,619 shares of Tribune common stock, which represents 24.2% of the outstanding shares of Tribune common stock as of December 29, 2019.
CIPS Marketing Group Inc.
The Company previously utilized the services of CIPS Marketing Group Inc. (“CIPS”) for local marketing efforts such as distribution, door-to-door marketing and total market coverage. Prior to July 2017, the Company owned 50.0% of CIPS, which was recorded as an equity investment. In July 2017, the Company sold its interest in CIPS for approximately $7.3 million, resulting in a gain of $5.7 million which is recorded in Gain on equity investments, net, in the Earnings from discontinued operations below, and entered into a long-term agreement with the buyer to utilize CIPS for certain distribution efforts. During the year ended December 31, 2017, the Company recorded $0.6 million in revenue and $4.2 million in other operating expenses related to such marketing services. The CIPS revenue and marketing services expenses are included in discontinued operations.
forsalebyowner.com
On May 23, 2018, the Company sold substantially all of the assets of forsalebyowner.com in an asset sale for $2.5 million, less a post-closing working capital payment to the buyer of $0.1 million, plus an advertising sales commitment of $4.5 million over a term of two years.
The forsalebyowner.com balances are reflected as discontinued operations on the consolidated balance sheets for all periods presented and the results of operations are included in discontinued operations for all periods presented. In prior filings, forsalebyowner.com was part of segment X.
Earnings from discontinued operations through the respective transaction dates, included in the Consolidated Statements of Income (Loss), are comprised of the following (in thousands):

	Year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Operating revenues	$—	$211,522	$508,566
Operating expenses:
Compensation	—	58,819	146,605
Newsprint and ink	—	14,357	35,099
Outside services	1,118	61,892	136,843
Other operating expenses	3,504	57,290	126,490
Depreciation and amortization	—	3,531	9,390
Operating expenses	4,622	195,889	454,427
Income from operations	(4,622)	15,633	54,139
Gain on sale	—	404,783	—
Interest expense, net	—	(52)	(147)
Gain on equity investments, net	—	—	5,842
Other non-operating income, net	—	1,338	7
Income tax expense (benefit)	(1,285)	132,192	24,493
Income from discontinued operations, net of tax	$(3,337)	$289,510	$35,348

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Discontinued operations by segment are presented below (in thousands):

	Year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Operating revenues
M	$—	$185,822	$432,379
X	—	25,638	76,001
Corporate and eliminations	—	62	186
	$—	$211,522	$508,566
Income (loss) from operations
M	$(4,622)	$9,803	$31,743
X	—	5,793	22,635
Corporate and eliminations	—	37	(239)
	$(4,622)	$15,633	$54,139
Depreciation and amortization
M	$—	$3,427	$9,130
X	—	104	260
	$—	$3,531	$9,390

The following table presents the aggregate carrying amounts of assets and liabilities related to discontinued operations in the Consolidated Balance Sheets (in thousands):

	December 29, 2019	December 30, 2018
Carrying amount of liabilities associated with discontinued operations:
Income Tax Payable	$—	$6,249
Total liabilities associated with discontinued operations	$—	$6,249

NOTE 9: INVENTORIES
Inventories at December 29, 2019, and December 30, 2018, consisted of the following (in thousands):

	December 29, 2019	December 30, 2018
Newsprint	$4,510	$9,273
Supplies and other	310	314
Total inventories	$4,820	$9,587
Inventories are stated at the lower of cost or net realizable value determined using the first-in, first-out (“FIFO”) basis for all inventories.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets at December 29, 2019, and December 30, 2018, consisted of the following (in thousands):

	December 29, 2019			December 30, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	$117,675		$117,675	$132,146		$132,146

Newspaper mastheads (1)	$34,826	$—	$34,826	$34,826	$—	$34,826
Subscribers (useful life of 2 to 10 years)	7,312	(5,642)	1,670	7,312	(4,730)	2,582
Advertiser relationships (useful life of 2 to 13 years)	27,648	(15,002)	12,646	27,648	(12,497)	15,151
Trade names (useful life of 20 years)	15,100	(4,093)	11,007	15,100	(3,343)	11,757
Other (useful life of 1 to 20 years)	16,181	(7,165)	9,016	17,744	(4,831)	12,913
Total intangible assets	$101,067	$(31,902)	$69,165	$102,630	$(25,401)	$77,229

Software (useful life of 2 to 10 years)	$140,727	$(119,991)	$20,736	$136,005	$(108,888)	$27,117
(1) - Intangible assets not subject to amortization.
As disclosed in Note 2, Tribune reviews goodwill and other indefinite-lived intangible assets for impairment annually on the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles-Goodwill and Other.” In the year ended December 29, 2019, for the Baltimore Sun Media Group and Virginia Media Group reporting units, the carrying value exceeded the fair value and the Company recorded a non-cash goodwill impairment charge of $14.5 million. In the year ended December 30, 2018, for the Sun Sentinel Media Group reporting unit, the carrying value exceeded the fair value and the Company recorded a non-cash goodwill impairment charge of $1.9 million. The impairment charges resulted primarily from a decline in the fair value due to lower projected cash flows versus historical estimates.
The changes in the carrying amounts of goodwill during the years ended December 29, 2019, and December 30, 2018 were as follows (in thousands):

	M	X	Total
Balance at December 31, 2017	$28,721	$16,627	$45,348
Acquisitions	629	87,052	87,681
Impairment	(1,872)	—	(1,872)
Other	733	256	989
Balance at December 30, 2018	28,211	103,935	132,146
Impairment	(14,496)	—	(14,496)
Other	25	—	25
Balance at December 29, 2019	$13,740	$103,935	$117,675
See Note 7 for further information on the acquisitions and the additions related to goodwill.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amounts of intangible assets excluding goodwill during the years ended December 29, 2019, and December 30, 2018, were as follows (in thousands):

	Intangible assets subject to amortization	Other intangible assets not subject to amortization	Total
Balance at December 31, 2017	$35,538	$29,458	$64,996
Disposition	(108)	—	(108)
Acquisitions	13,840	5,368	19,208
Amortization	(6,867)	—	(6,867)
Balance at December 30, 2018	42,403	34,826	77,229
Amortization	(7,186)	—	(7,186)
Net lease right-of-use asset reclassed	(878)	—	(878)
Balance at December 29, 2019	$34,339	$34,826	$69,165
The changes in the carrying amounts of software during the years ended December 29, 2019, and December 30, 2018, were as follows (in thousands):

Balance at December 31, 2017	$40,700
Purchases and capitalized development costs	13,822
Retirements	227
Amortization expense	(27,632)
Balance at December 30, 2018	27,117
Purchases and capitalized development costs	10,593
Retirements	(21)
Amortization expense	(16,953)
Balance at December 29, 2019	$20,736
The estimated amortization expense relating to amortizable intangible assets and software for the next five years are approximately (in thousands):

Year Ended	Intangible assets subject to amortization	Software
2020	$6,793	$8,955
2021	6,536	5,908
2022	4,797	3,206
2023	3,204	890
2024	2,680	376
Total	$24,010	$19,335

NOTE 11: DEBT
On August 4, 2014, the Company entered into a credit agreement (as amended, amended and restated or supplemented) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (“Senior Term Facility”). The Senior Term Facility originally provided for secured loans (“Term Loans”) in an aggregate principal amount of $350.0 million, which were issued at a discount of $3.5 million. On May 21, 2015, the Company entered into a lender joinder agreement with Citicorp North America, Inc. and JPMorgan Chase Bank, N.A. to partially finance an acquisition. This joinder agreement expanded the borrowings under the Senior Term Facility by $70.0 million issued at a discount of $1.1 million. This borrowing had the same interest rate and had the same maturity date as the existing loans under the Senior Term Facility. The interest rates applicable to the Term Loans were based on a fluctuating rate of interest

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

measured by reference to either, at the Company’s option, (i) the greater of (x) an adjusted London inter-bank offered rate (adjusted for reserve requirements) and (y) 1.00%, plus a borrowing margin of 4.75%, or (ii) an alternate base rate, plus a borrowing margin of 3.75%. On June 21, 2018, the Company repaid the outstanding principal balance of $348.0 million under the Senior Term Facility and terminated the agreement. As a result of the early extinguishment of debt, the Company incurred a $7.7 million loss to expense the remaining balance of original issue discount and debt origination fees.
NOTE 12: COMMITMENTS AND CONTINGENT LIABILITIES
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
Notices of appeal of the Bankruptcy Court’s order confirming the Plan (“Confirmation Order”) were filed by (i) Aurelius Capital Management L.P. on behalf of its managed entities that were holders of Tribune Company's senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”), (ii) Law Debenture Trust Company of New York (n/k/a Delaware Trust Company (“Delaware Trust Company”)) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for TCO’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES, and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (“Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to a series of transactions consummated by TCO, the TCO employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. Each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Delaware Trust Company and Deutsche Bank. On July 30, 2018, the United States District Court for the District of Delaware (“District Court”) entered an order affirming (i) the Bankruptcy Court’s judgment overruling Delaware Trust Company’s and Deutsche Bank’s objections to confirmation of the Plan and (ii) the Bankruptcy Court’s order confirming the Plan.  Delaware Trust Company and Deutsche Bank appealed the District Court’s order to the United States Court of Appeals for the Third Circuit (“Third Circuit”) on August 27, 2018.  That appeal remains pending before the Third Circuit. There is no stay of the Confirmation Order in place pending resolution of the confirmation related appeals.
The Bankruptcy Court had entered final decrees collectively closing 108 of the Debtors’ Chapter 11 cases, including the last one of the Tribune Debtors’ cases. The remaining Chapter 11 cases relate to Debtors and successor legal entities that are subsidiaries of TCO. These cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against various of the Debtors (including the Tribune Debtors) in the Chapter 11 cases remain unresolved. The remaining Chapter 11 cases continue to be administered under the caption “In re: Tribune Media Company, et al.,” Case No 08-13141.
NOTE 13: INCOME TAXES
The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to income tax expense reported in the Consolidated Statements of Income (in thousands):

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Income (loss) from continuing operations before income taxes	$4,713	$(52,586)	$(22,625)
Federal income taxes at the statutory rate	990	(11,043)	(7,919)
State and local income taxes, net of federal tax benefit	(923)	(2,948)	(693)
Noncontrolling interest	(1,013)	(180)	—
Impact of U.S. tax reform	—	213	10,815
Tax on stock buyback premium	—	—	2,111
Tax on stock-based equity exercised	747	(79)	1,308
Nondeductible meals and entertainment expenses	530	628	859
Research and development credits	(193)	(639)	—
Nondeductible executive compensation	1,302	912	549
Other, net	180	413	158
Income tax expense (benefit)	$1,620	$(12,723)	$7,188
Effective tax rate	34.4%	24.2%	(31.8)%
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but were not limited to, a corporate tax rate decrease from 35.0% to 21.0%, effective for tax years beginning after December 31, 2017. During the year ended December 31, 2017, the Company recorded $10.8 million as additional income tax expense, which was the Company’s provisional estimate of the impact of the Act. The Company completed calculating the impact of the Act in 2018 and recorded an additional $0.2 million of expense in the third quarter of 2018, to bring the total expense to $11.0 million.
During the third quarter of 2019, the Company recorded a discrete item which resulted in a tax benefit of $1.5 million relating to an adjustment in state tax expense for the treatment of the Nant Transaction gain for state apportionment in selected states. For 2019, the tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to state income taxes, net of benefit, income from noncontrolling interest, tax expense related to vesting of stock compensation, and nondeductible expenses. For 2018, the tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to state income taxes, non-deductible expenses and research and development credits. For 2017, the rate differs from the U.S. federal statutory rate of 35.0% primarily due to a $11.0 million adjustment to remeasure the Company’s deferred taxes to reflect the new tax law changes as described above, premium on stock buyback expense being a nondeductible permanent difference for the calculation of income taxes, state taxes, net of federal benefit, and nondeductible expenses.
Components of income tax expense (benefit) were as follows (in thousands):

	Year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Current:
U.S. federal	$4,530	$(8,629)	$(14,532)
State and local	(364)	(3,743)	(3,817)
Foreign	35	39	59
Subtotal current	4,201	(12,333)	(18,290)
Deferred:
U.S. federal	(2,045)	(331)	23,090
State and local	(536)	(59)	2,388
Subtotal deferred	(2,581)	(390)	25,478
Total income tax expense (benefit)	$1,620	$(12,723)	$7,188

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of Tribune’s net deferred tax assets and liabilities were as follows (in thousands):

	December 29, 2019	December 30, 2018
Deferred tax assets:
Long-term lease liability	$34,535	$—
Employee compensation and benefits	13,640	18,244
Pension	5,085	5,210
Other future deductible items	2,600	7,557
Accounts receivable	3,268	2,864
Net operating losses carryforwards	317	393
Research and development credits	—	639
Postretirement and postemployment benefits other than pensions	287	287
Total deferred tax assets	59,732	35,194
Deferred tax liabilities:
Lease right-of-use asset	27,254	—
Net properties	19,345	24,241
Net intangibles	835	3,449
Tax basis in TPC, LLC	4,909	4,909
Investments	478	181
Total deferred tax liabilities	52,821	32,780
Net deferred tax assets	$6,911	$2,414
As of December 29, 2019, we have Internal Revenue Code §382 limited net operating loss carryforwards totaling approximately $1.2 million, which expire in 2033 if not used. In the normal course of business, the Company is subject to examination by taxing authorities. The tax years that are open to examination are: U.S. Federal taxes - 2016 to current, and State taxes - 2015 to current.
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
The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions (in thousands):

December 29, 2019
Balance at December 30, 2018	$—
Additions based on tax positions of prior years	679
Balance at December 29, 2019	$679

We recognize interest related to unrecognized tax benefits as a component of income tax expense. We also recognize interest income attributable to overpayment of income taxes and from the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released as a component of income tax expense. The amount of accrued interest and payables related to unrecognized tax benefits was immaterial for the year ended December 29, 2019.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no uncertain tax positions for the years ended December 30, 2018 and December 31, 2017.
NOTE 14: DEFINED BENEFIT PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
Defined Benefit Plans—The Company is the sponsor of a single-employer defined benefit plan, the NYDN Pension Plan, which provides benefits to certain current and former employees of the New York Daily News. The NYDN Pension Plan is frozen to any new participants and effective in March 2018 the accrual of new benefits to participants was frozen. Summarized information for the NYDN Pension Plan is provided below (in thousands):

	December 29, 2019	December 30, 2018
Change in benefit obligations:
Projected benefit obligations, beginning of year	$96,407	$106,446
Service cost	—	72
Interest cost	3,516	3,272
Actuarial (gain) loss	7,841	(5,442)
Benefits paid	(19,479)	(7,941)
Projected benefit obligations, end of year	88,285	96,407
Change in plan assets:
Fair value of plan assets, beginning of year	77,177	85,032
Return on plan assets	8,683	(3,832)
Employer contributions	2,484	3,918
Benefits paid	(19,479)	(7,941)
Fair value of plan assets, end of year	68,865	77,177
Underfunded status of the plan	$19,420	$19,230
The Company contributed $2.5 million to the NYDN Pension Plan during the year ending December 29, 2019, and expects to contribute $3.2 million during the year ending December 27, 2020.
As part of a pension de-risking strategy for the NYDN Pension Plan, the Company offered lump sum settlements to all participants who were current retirees or vested terminated employees and had a monthly annuity of $500 or less. Approximately 34.3% of the total eligible participants accepted the offer. The NYDN Pension Plan paid out $11.8 million in lump sum payments and the Company recorded a settlement charge of $0.5 million.
The amounts recognized in the Company’s Consolidated Balance Sheets for the NYDN Pension Plan as of December 29, 2019, and December 30, 2018, consist of (in thousands):

	December 29, 2019	December 30, 2018
Pension and postretirement benefits payable	$19,420	$19,230
Accumulated other comprehensive loss, net of tax	$2,334	$236

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net periodic benefit cost (credit) for the NYDN Pension Plan were as follows (in thousands):

	Year ended			Affected Line Items in the Consolidated Statements of Income
	December 29, 2019	December 30, 2018	December 31, 2017
Service cost	$—	$72	$142	Compensation
Interest cost	3,516	3,272	1,249	Other non-operating income (expense)
Expected return on plan assets	(4,212)	(4,667)	(1,602)	Other non-operating income (expense)
Curtailment gain	—	—	(51)	Other non-operating income (expense)
Settlement charge	466	—	—	Other non-operating income (expense)
Net periodic benefit cost (credit)	$(230)	$(1,323)	$(262)
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
At December 29, 2019, the NYDN Pension Plan investments are in commingled funds which are recorded at fair value as determined by the sponsor of the respective funds primarily based upon closing market quotes of the underlying assets. The following table sets forth by level, within the fair value hierarchy, the NYDN Pension Plan’s assets at fair value as of December 29, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Global public equity	$2,269	$—	$—	$2,269
Fixed income	1,769	—	—	1,769
Group annuity contract	—	—	13	13
	$4,038	$—	$13
Investments valued at net asset value:
Cash and cash equivalents				755
Global public equity				34,990
Fixed income				14,072
Absolute return				8,986
Real assets				6,006
Pending trades and other receivables				5
Total assets at fair value				$68,865

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
For the investments in the NYDN Pension Plan valued at net asset value, there are no unfunded commitments for the year ended December 29, 2019. See the table below for the redemption information:

	Redemption Frequency	Redemption Notice Period
Cash and cash equivalents	Daily	0 days
Global public equity	Monthly	16 days
Absolute return	Quarterly	90 days
Real assets	Quarterly	30 - 90 days
The NYDN Pension Plan’s weighted average target allocation and actual allocations at December 29, 2019, by asset category are as follows:

Asset category:	Target Allocation	2019 Actual Allocation	2018 Actual Allocation
Global public equity	52.0%	54.2%	50.9%
Absolute return	12.0%	13.0%	11.0%
Fixed income	23.5%	23.0%	24.8%
Real assets	10.0%	8.7%	11.7%
Cash	2.5%	1.1%	1.1%
Other	—%	—%	0.5%
	100.0%	100.0%	100.0%
Global Public Equity - Equity investments that will have a global orientation and may include U.S., international, emerging market and global mandates. Convertible securities may also be a component, as well as absolute return strategies that invest in equities.
Absolute Return - Commonly known as “hedge funds,” these controlled market risk strategies seek to exploit inefficiencies in the equity markets that may be outside of the universe of traditional long only public equity managers.  Absolute return strategies attempt to generate attractive risk-adjusted returns relative to the total equity market, with lower risk of large drawdown and lower volatility.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Assumptions - The weighted average assumptions used to determine the NYDN Pension Plan defined benefit obligations are as follows:

	December 29, 2019	December 30, 2018
Discount rate	3.0%	4.1%
The weighted average assumptions used to determine the NYDN Pension Plan net periodic benefit cost are as follows:

	December 29, 2019	December 30, 2018	December 31, 2017
Discount rate	4.1%	3.6%	3.5%
Rate of return on assets	5.7%	5.7%	5.8%
Rate of compensation increase	—%	2.0%	2.0%
Expected Future Benefit Payments - Benefit payments expected to be paid under the NYDN Pension Plan are summarized below (in thousands):

2020	$7,099
2021	6,907
2022	6,731
2023	6,522
2024	6,318
2025-2029	$28,029
Postretirement Benefits Other Than Pensions - The Company provides postretirement health care and life insurance benefits to Tribune employees under a number of plans. There is some variation in the provisions of these plans, including different provisions for lifetime maximums, prescription drug coverage and certain other benefits.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations and Funded Status - The funded status and the related service costs and comprehensive income has been actuarially determined based on eligible employees and is reflected in these Consolidated Financial Statements. Summarized information for the Company’s other postretirement plans is provided below (in thousands):

	December 29, 2019	December 30, 2018
Change in benefit obligations:
Projected benefit obligations, beginning of year	$1,032	$1,731
Service cost	14	13
Interest cost	38	37
Actuarial gain	34	181
Benefits paid	(90)	(930)
Projected benefit obligations, end of year	1,028	1,032
Change in plan assets:
Employer contributions	90	930
Benefits paid	(90)	(930)
Fair value of plan assets, end of year	—	—
Underfunded status of the plans	$(1,028)	$(1,032)
During 2017, the Company made the decision to split the post-retirement medical plan into two separate plans, one for union employees and one for non-union employees. Additionally, the non-union medical plan was terminated as of December 31, 2018. The plan split and termination resulted in $5.8 million of prior service cost credit. During the years ended December 30, 2018 and December 31, 2017, $4.1 million and $1.7 million, respectively, was amortized as a credit to net periodic benefit cost (credit) and recorded in other non-operating income in the Consolidated Statement of Income.
Amounts recognized in Tribune’s Consolidated Balance Sheets for other postretirement plans consisted of (in thousands):

	December 29, 2019	December 30, 2018
Liabilities:
Employee compensation and benefits	$(74)	$(112)
Pension and postretirement benefits payable	(954)	(920)
Total liabilities	$(1,028)	$(1,032)

Accumulated other comprehensive income:
Unrecognized prior service credit (cost), net of tax	$(112)	$(344)
Unrecognized net actuarial gains (losses), net of tax	70	45
Total accumulated other comprehensive income	$(42)	$(299)

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net periodic benefit cost (credit) for the Company’s other postretirement plans were as follows (in thousands):

	Year ended			Affected Line Items in the Consolidated Statements of Income
	December 29, 2019	December 30, 2018	December 31, 2017
Service cost	$14	$13	$11	Compensation
Interest cost	38	37	189	Other non-operating income (expense)
Amortization of (gain) loss	1	(2,621)	(553)	Other non-operating income (expense)
Amortization of prior service credits	(328)	(10,534)	(2,745)	Other non-operating income (expense)
Net periodic benefit cost (credit)	$(275)	$(13,105)	$(3,098)
Assumptions - The weighted average assumptions used to determine other postretirement benefit obligations are as follows:

	December 29, 2019	December 30, 2018
Discount rate	3.13%	4.23%
The weighted average assumptions used to determine net periodic benefit cost are as follows:

	December 29, 2019	December 30, 2018	December 31, 2017
Discount rate	4.23%	2.47%	3.23%
For purposes of measuring postretirement health care costs for the year ended December 29, 2019, Tribune assumed a 7.5% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease to 7.2% in 2020 and decrease gradually to 4.5% for 2029 and remain at that level thereafter. For purposes of measuring postretirement health care obligations at December 29, 2019, Tribune assumed a 7.5% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.5% for 2030 and remain at that level thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 29, 2019, a 1% change in assumed health care cost trend rates would have an immaterial effect on Tribune’s postretirement benefits service and interest cost and the following effect on Tribune’s projected benefit obligation (in thousands):

	1% Increase	1% Decrease
Projected benefit obligation	$37	$34
Expected Future Benefit Payments - Benefit payments expected to be paid under other postretirement benefit plans are summarized below (in thousands):

2020	$75
2021	78
2022	83
2023	85
2024	79
2025-2029	$434
Employees’ Defined Contribution Plan—The Company sponsors defined contribution plans that were established effective June 13, 2014. The defined contribution plans cover substantially all full-time employees of the Company. Participants may elect to contribute a portion of their pretax compensation as provided by the plans and Internal Revenue Service (“IRS”) regulations. The maximum pretax contribution an employee can make is 100% of his or her annual eligible

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compensation (less required withholdings and deductions) up to the statutory limit which was $19,000 for 2019. The Company matches contributions to its defined contribution plan at a rate of 100% of salary deferrals for the first 2% of compensation and 50% of salary deferrals that exceed 2% of compensation up to 6% of compensation for each participating employee. The Company’s contributions to its defined contribution plans totaled $7.5 million, $8.1 million and $8.5 million in the years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively.
Multiemployer Pension Plans—The Company’s participation in multiemployer pension plans at December 29, 2019, December 30, 2018, and December 31, 2017, is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) Zone Status available in 2019 and 2018 is for the plan’s year-end at December 30, 2018 and December 31, 2017, respectively. The PPA Zone Status is based on information that Tribune received from the plan and is certified by the plan’s actuary. Among other factors, plans in the Critical and Declining Zone are typically projected to have a funding deficiency as defined in the Internal Revenue Code (“IRC”) within four years and projected to become insolvent within 20 years; plans in the Critical Zone are typically projected to have a funding deficiency as defined in IRC within four years (but not projected to become insolvent within 20 years), plans in the Endangered Zone are less than 80% funded (but not the Critical or Critical and Declining zones), and plans in the Healthy Zone are at least 80% funded (as determined in accordance with the PPA). The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

(in thousands)	EIN/Pension Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Tribune Contributions			Surcharge Imposed	Expiration Dates of Collective Bargaining Agreements
Pension Fund		2019	2018		2019	2018	2017
Teamsters Local Union No. 727 Pension Fund	36-6012397	Healthy	N/A	N/A	$12,595	$—	$—	No	June 14, 2021
Chicago Newspaper Publishers Drivers Union Pension Plan (1)	36-6019539	N/A	Critical and declining	Implemented	—	3,568	3,607	Yes	N/A
GCIU—Employer Retirement Benefit Plan	91-6024903	Critical and declining	Critical and declining	Implemented	664	637	781	Yes	May 31, 2017 to April 30, 2018 (2)
Truck Drivers and Helpers Local No. 355 Pension Plan	52-6043608	Healthy	Healthy	Implemented	165	152	134	Yes	January 1, 2018 to December 31, 2022 (3)
Newspaper and Mail Deliverers’ - Publishers’ Pension Fund	13-6122251	Healthy	Healthy	N/A	475	787	259	No	November 15, 2024
Pressmen’s Publishers’ Pension Fund	13-6121627	Healthy	Healthy	N/A	440	430	134	No	July 11, 2020
Paper Handlers’ - Publishers' Pension Fund	13-6104795	Critical and declining	Critical and declining	Implemented	46	53	19	Yes	July 11, 2020
IAM National Pension Fund, National Pension Plan	51-6031295	Critical	Healthy	Implemented	554	428	458	Yes	March 31, 2020
CWA/ITU Negotiated Pension Plan	13-6212879	Critical and declining	Critical and declining	Implemented	169	252	135	No	March 31, 2017 to July 31, 2017 (4)
Pension Hospitalization & Benefit Plan of the Electrical Industry - Pension Trust Account	13-6123601	Healthy	Healthy	N/A	303	428	146	No	April 30, 2020
					$15,411	$6,735	$5,673
(1) The previous Chicago Newspaper Publishers Drivers’ Union Pension Plan merged into the Teamsters Local Union No. 727 Pension Fund effective August 1, 2019. All contributions to both plans are presented under the Teamsters Plan.
(2) Tribune is party to two collective bargaining agreements that require contributions to the GCIU—Employer Retirement Benefit Plan, one of which expired May 31, 2017 and the other April 30, 2018. The parties are operating under the terms of these agreements while the terms of successor collective bargaining agreements are negotiated.
(3) The collective bargaining agreement expired on June 14, 2016. The parties are operating under the terms of this agreement while the terms of a

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

successor collective bargaining agreement are negotiated.
(4) The Company is party to two collective bargaining agreements requiring contributions to this plan, New York Mailers Union No. 6 which expired March 31, 2017 and New York Typographical Union (Control Room) which expired July 31, 2017. The parties are operating under the terms of these agreements while the terms of successor collective bargaining agreements are negotiated.
For the plan year ended December 30, 2018, the Chicago Tribune Company was listed in the GCIU Employer Retirement Benefit Plan’s (“GCIU Plan”) Form 5500 as contributing more than five percent of the total contributions to the plan, Daily News L.P. was listed in the Newspaper and Mail Deliverer’s Publishers’ Pension Fund’s Form 5500 as contributing more than five percent of the total contributions to the plan for the plan year ended March 31, 2018. The New York Daily News was listed in the Pressman’s Publishers Pension Fund and the Paper Handlers’ Publishers’ Pension Fund Form 5500s as contributing more than five percent of the total contributions to the plans for the plans’ year ended March 31, 2018. The Company did not provide more than five percent of the total contributions for any of the other multiemployer pension plans in which it participated in those years. At the date the financial statements were issued, Forms 5500s were not available for the plan years ending in 2019.
On March 31, 2010, the Chicago Newspaper Publishers Drivers’ Union Pension Plan (“Drivers’ Plan”) was certified by its actuary to be in critical status for the plan year beginning January 1, 2010. As a result, the trustees of the Drivers’ Plan were required to adopt and implement a rehabilitation plan as of January 1, 2011, designed to enable the Drivers’ Plan to cease being in critical status within the period of time stipulated by the IRC. The terms of the rehabilitation plan adopted by the trustees required Tribune to make increased contributions beginning on January 1, 2011, through December 31, 2025, and the trustees of the Drivers’ Plan projected that it would emerge from critical status on January 1, 2026. As of its 2017 plan year, the actuary for the Drivers’ Plan certified the plan to be in critical and declining status with projected insolvency in 2026. During 2018, the Board of Trustees of the Drivers’ Plan agreed to a plan merger with the Teamsters Local Union No. 727 Pension Fund (“Teamsters Fund”), a plan with a healthy status. On December 13, 2018, the Drivers’ Plan adopted an amendment to its prior rehabilitation plan where the Company will make future payments of $68.4 million paid over seven years, beginning in April of 2019 through June of 2025. The merger with the Teamsters Plan became effective on August 1, 2019, after approval by the Pension Benefit Guaranty Corporation (“PBGC”). In addition to the committed future payments under the amended rehabilitation plan, the Company’s funding obligation will be subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations.
In 2009, the GCIU Plan was certified by its actuary to be in critical status (within the meaning of section 432 of the IRC) as of its plan year beginning January 1, 2009. As a result, the trustees of the GCIU Plan implemented a rehabilitation plan on November 1, 2009, and amended it in May 2012 to cease the plan’s critical status within the period of time stipulated by the IRC. However, the GCIU Plan was unable to adopt a rehabilitation plan that would enable the GCIU Plan to emerge from critical status and avoid insolvency using reasonable assumptions. Therefore, the GCIU Plan adopted a rehabilitation plan that reflects reasonable measures to forestall insolvency. As of its 2019 plan year, the GCIU Plan has been certified by its actuary to be in critical and declining status with projected insolvency in 2030. As of December 29, 2019, assuming Tribune’s contributions from January 1, 2020, through the projected insolvency date of 2030, it is estimated that Tribune’s contributions to the plan will total $6.4 million, based on the actuarial assumptions utilized to develop the rehabilitation plan and assuming Tribune’s staffing levels as of December 29, 2019, remain unchanged. The funding obligation is subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations.
In 2010, the CWA/ITU Negotiated Pension Plan was certified by its actuary to be in critical status (within the meaning of section 432 of the IRC) as of its plan year beginning January 1, 2010. As a result, the trustees of the CWA/ITU Negotiated Pension Plan implemented a rehabilitation plan on March 8, 2010. However, the CWA/ITU Negotiated Pension Plan was unable to adopt a rehabilitation plan that would enable the CWA/ITU Negotiated Pension Plan to emerge from critical status and avoid insolvency using reasonable assumptions. Therefore, the CWA/ITU Negotiated Pension Plan adopted a rehabilitation plan that reflects reasonable measures to forestall insolvency. As of its 2019 plan year, the CWA/ITU Negotiated Pension Plan has been certified by its actuary to be in critical and declining status with projected insolvency in 2028. As of December 29, 2019, assuming Tribune’s contributions from January 1, 2020 through the projected insolvency

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

date of 2028, it is estimated that Tribune’s contributions to the plan will total $2.0 million, based on the actuarial assumptions utilized to develop the rehabilitation plan and assuming Tribune’s staffing levels as of December 29, 2019, remain unchanged. The funding obligation is subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations.

In 2016, the Paper Handlers’ - Publishers’ Pension Fund was certified by its actuary to be in critical status (within the meaning of section 432 of the IRC) as of its plan year beginning January 1, 2010. As a result, the trustees of the Paper Handlers’ - Publishers’ Pension Fund implemented a rehabilitation plan on February 25, 2016. As of its 2019-2020 plan year, the Paper Handlers’ - Publishers’ Pension Fund has been certified by its actuary to be in critical and declining status with projected insolvency in the 2024-2025 plan year. As of December 29, 2019, assuming Tribune’s contributions from January 1, 2020 through the projected insolvency date of 2033, it is estimated that Tribune’s contributions to the plan will total $0.7 million, based on the actuarial assumptions utilized to develop the rehabilitation plan and assuming Tribune’s staffing levels as of December 29, 2019, remain unchanged. The funding obligation is subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations.

In 2019, the IAM National Pension Fund was certified by its actuary to be in critical status (within the meaning of section 432 of the IRC) as of its plan year beginning January 1, 2019. As a result, the trustees of the IAM National Pension Fund implemented a rehabilitation plan on April 17, 2019. The Rehabilitation Plan is designed to allow the plan to exit critical status within the period of time stipulated by the IRC.
NOTE 15: NONCONTROLLING INTEREST
Noncontrolling interest represents the 40.0% membership interest in BestReviews not owned by the Company and is presented between liabilities and stockholders’ equity within the Company’s consolidated balance sheet because the Put Option described in Note 7 could, upon exercise, have required the Company, under certain circumstances, to pay cash to purchase the noncontrolling interest. Each quarter, if the amount the Company would have been required to pay the noncontrolling interest holders as if the Put Option had been exercised as of the balance sheet date exceeded the carrying value of the noncontrolling interest, the carrying value was adjusted to that amount, with an offsetting adjustment to stockholders’ equity. Adjustments to increase (decrease) the carrying value of noncontrolling interest also reduce (increase) the amount of net income or loss attributable to Tribune common stockholders for purposes of determining both basic and diluted earnings per share. During the year ended December 29, 2019, the Company recorded carrying value adjustments of $25.5 million.
In the year ended December 29, 2019, BestReviews declared $16.5 million in dividends to its shareholders. The Company’s portion of these dividends was $9.9 million and the noncontrolling shareholders portion was $6.6 million. In the year ended December 30, 2018, BestReviews declared a $5.0 million dividend to its shareholders. The Company’s portion of this dividend was $3.0 million and the noncontrolling shareholders’ portion was $2.0 million.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the activity with respect to noncontrolling interest for the year ended December 29, 2019, is as follows (in thousands):

Balance at December 31, 2017	$—
Acquisition of BestReviews	40,900
Dividends paid to noncontrolling interest	(2,000)
Income attributable to noncontrolling interest	856
Balance at December 30, 2018	39,756
Dividends paid to noncontrolling interest	(6,600)
Carrying value adjustment	25,520
Income attributable to noncontrolling interest	4,825
Balance at December 29, 2019	$63,501
On February 3, 2020, subsequent to the end of the year, the Company and the BR Parent amended the LLC Agreement to, among other things, remove the Put Option and Call Option sections of the LLC Agreement. This amendment eliminates the requirement in fiscal 2020 and future periods to adjust the carrying value of the noncontrolling interest to the amount the Company would be required to pay to acquire the noncontrolling interest.
NOTE 16: STOCK-BASED COMPENSATION
In 2014, the tronc, Inc. 2014 Omnibus Incentive Plan (together with amendments, the “Tribune Equity Plan”) was approved. The Tribune Equity Plan is a long-term incentive plan under which awards may be granted to employees and outside directors in the form of stock options (“Options”), stock appreciation rights, restricted stock units (“RSU”), performance share units, restricted and unrestricted stock awards, dividend equivalents and cash awards. The Company measures stock-based compensation costs based on the estimated grant date fair value of the award and recognizes compensation costs on a straight-line basis over the requisite service period for the entire award. The Tribune Equity Plan permits the Company to withhold shares of vested common stock upon vesting of employee stock awards or at the time they exercise their Options in lieu of their payment of the required withholdings for employee taxes. The Company does not withhold taxes in excess of minimum required statutory requirements. Shares of common stock reserved for future grants under the Tribune Equity Plan were 1,550,103 at December 29, 2019.
Stock-based compensation expense related to Tribune’s employees during the years ended December 29, 2019, December 30, 2018, and December 31, 2017, totaled $13.2 million, $10.5 million and $9.3 million, respectively.
Options
The non-qualified stock options (“NSO’s”) granted to directors, officers and employees under the Tribune Equity Plan generally become exercisable in cumulative installments over a period of either 3 or 4 years and expire between 7 and 10 years. Under the Tribune Equity Plan, the exercise price of an Option cannot be less than the market price of Tribune common stock at the time the Option is granted and the maximum contractual term cannot exceed 10 years. The fair value of each Option is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is calculated based on a blended method using historical and implied volatility of a select peer group of entities operating in similar industry sectors as the Company. Expected life was calculated using the simplified method, as described under Staff Accounting Bulletin Topic 14, “Share-Based Payment,” as the Tribune Equity Plan wasn’t in existence for a sufficient period of time for the use of company-specific historical experience in the calculation.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the weighted average assumptions used to determine the fair value of Options granted to Tribune employees during the years ended December 30, 2018, and December 31, 2017. There were no Options granted during the year ended December 29, 2019.

	2018	2017
Weighted average grant date fair value	$17.36	$6.53
Weighted average assumptions used:
Expected volatility	55.2%	53.8%
Expected lives (in years)	4.8	4.5
Risk Free interest rates	2.2%	1.7%
A summary of activity related to Tribune employees for Options under the Tribune Equity Plan for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, is included in the following table:

	2019		2018		2017
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding, beginning of period	925	$14.51	1,029	$14.56	1,328	$15.93
Granted	—	$—	20	$17.36	730	$14.32
Exercised	—	$—	(7)	$19.20	(115)	$14.40
Canceled/Forfeited	(112)	$13.94	(117)	$15.11	(914)	$15.48
Outstanding, end of year	813	$14.59	925	$14.51	1,029	$14.56
Vested and exercisable at end of year	746	$14.57	467	$14.61	195	$14.90
Weighted average remaining contractual term (in years)	1.9		5.1		6.8
For Options granted under the Tribune Equity Plan the exercise price of options granted equals the closing stock price on the day of grant. For each of the years ended December 29, 2019, December 30, 2018, and December 31, 2017, the intrinsic value of options exercised was negligible. The grant date fair value of options vested during the year ended December 29, 2019, was $1.7 million.
The following table summarizes information related to stock options outstanding at December 29, 2019:

Range of Exercises Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number of Options Exercisable (in thousands)	Weighted Average Exercise Price
13.38-14.02	199	1.2	$13.59	199	$13.59
14.65-14.76	150	2.1	$14.72	120	$14.73
14.87-14.87	338	1.3	$14.87	338	$14.87
14.89-17.41	119	4.0	$15.04	82	$15.11
19.2-19.20	7	1.7	$19.20	7	$19.20
13.38-19.20	813	1.9	$14.59	746	$14.57
Restricted Stock Units (RSUs)
The RSUs granted to directors, officers and employees under the Tribune Equity Plan have service conditions and generally vest over 1 to 4 years. Upon vesting, the RSUs are redeemed with common stock. The RSUs do not have voting rights. The fair value of the RSU is determined on the grant date using the closing trading price of the Company’s shares. The weighted average grant date fair value of the RSUs granted during the years ended December 29, 2019, December 30, 2018, and December 31, 2017 was $11.92, $17.41, and $14.24, respectively.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity related to Tribune employees for RSUs under the Tribune Equity Plan for the years ended December 29, 2019, December 30, 2018, and December 31, 2017 is included in the following table:

	2019		2018		2017
	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	1,254	$14.83	2,013	$14.60	1,452	$15.44
Granted	469	$11.92	286	$17.41	1,438	$14.24
Vested	(636)	$14.87	(685)	$14.86	(561)	$15.23
Canceled/forfeited	(253)	$14.43	(360)	$15.48	(316)	$15.70
Outstanding, end of year	834	$13.41	1,254	$14.83	2,013	$14.60
Vested at end of year	1	$12.05	1	$12.31	2	$11.02
As of December 29, 2019, Tribune had unrecognized compensation cost on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period (in years)
Nonvested stock options	$230	0.9
Nonvested restricted stock units	$6,071	1.7

NOTE 17: EARNINGS PER SHARE
Basic earnings per common share is calculated by dividing net income attributable to Tribune common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of common shares under equity-based compensation plans except where the inclusion of such common shares would have an anti-dilutive impact. In accordance with ASC 260-10-55, net loss from continuing operations is the control number in determining whether potential common shares are dilutive. If there is loss from continuing operations, all potential common shares are considered anti-dilutive.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 29, 2019, December 30, 2018, and December 31, 2017, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Income (Loss) - Numerator:
Income (loss) from continuing operations	$3,093	$(39,863)	$(29,813)
Less: Net income from continuing operations attributable to noncontrolling interest	4,825	856	—
Less: Noncontrolling interest carrying value adjustment	25,520	—	—
Income (loss) available to common shareholders, before discontinued operations	(27,252)	(40,719)	(29,813)
Income (loss) from discontinued operations	(3,337)	289,510	35,348
Net income available to Tribune stockholders	$(30,589)	$248,791	$5,535

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	35,810	35,268	33,996
Dilutive effect of employee stock options and RSUs	—	—	—
Adjusted weighted average common shares outstanding (diluted)	35,810	35,268	33,996

Net income (loss) attributable to Tribune per common share Basic:
Continuing operations	$(0.76)	$(1.15)	$(0.88)
Discontinued operations	(0.09)	8.20	1.04
Net income (loss) attributable to Tribune per common share Basic	$(0.85)	$7.05	$0.16

Net income (loss) attributable to Tribune per common share Diluted:
Continuing operations	$(0.76)	$(1.15)	$(0.88)
Discontinued operations	(0.09)	8.20	1.04
Net income (loss) attributable to Tribune per common share Diluted	$(0.85)	$7.05	$0.16
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, was 813,219, 924,887, and 1,031,887, respectively. The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 1,007,733, 1,273,268, and 2,457,305 for the years ended December 29, 2019, December 30, 2018, and December 31, 2017.
NOTE 18: STOCKHOLDERS’ EQUITY
The holders of common stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of common stock will share in any dividend declared by the board of directors. In the event of the Company’s liquidation, dissolution or winding up, all holders of common stock are entitled to share ratably in any assets available for distribution to holders of common stock.
Significant Shareholders
Merrick Media, LLC
On February 3, 2016, the Company completed a $44.4 million private placement, pursuant to which the Company sold to Merrick Media, LLC (“Merrick Media”) 5,220,000 shares of the Company’s common stock at a purchase price of

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$8.50 per share. Michael W. Ferro, Jr., is the manager of Merrick Venture Management, LLC, which is the sole manager of Merrick Media. Because Merrick Venture Management, LLC serves as the sole manager of Merrick Media, Mr. Ferro may be deemed to indirectly control all of the shares of the Company’s common stock owned by Merrick Media. Mr. Ferro, together with his affiliated entities, beneficially owned 9,071,529 shares of Tribune common stock, which represented 25.2% of Tribune common stock. Mr. Ferro served as Chairman of the Company’s Board of Directors from February 3, 2016, through May 18, 2018. On November 15, 2019, Mr. Ferro sold all of the shares he controlled to funds Alden Global Opportunities Master Fund, L.P. and Alden Global Value Recovery Master Fund, L.P.
Alden Funds
During November 2019, Alden Global Opportunities Mast Fund, L.P. and Alden Global Value Recovery Master Fund, L.P. (together, the “Alden Funds”) acquired 11,544,213 shares, or 32.0%, of the Company’s common stock. Of those shares, 9,071,529 shares were purchased from Merrick Media and Michael W. Ferro, in a private transaction and the remaining shares were purchased on the open market. As of December 29, 2019, Alden funds beneficially owned 32.0% of Tribune common stock.
On December 1, 2019, the Company entered into a Cooperation Agreement (“Cooperation Agreement”) with the Alden Funds pursuant to which the Board of Directors of the Company (“Board”) agreed to increase the size of the Board to eight directors and promptly appoint two designees from the Alden Funds (“Alden Designees”) as directors of the Company.
The Cooperation Agreement further provides, among other things, that:
•Subject to certain conditions, the Board will nominate each of the Alden Designees for election to the Board at the Company’s 2020 annual meeting of stockholders, which will be held on or before June 15, 2020;
•Until June 30, 2020 (“Cooperation Period”), the size of the Board will not be increased above 8 members;
•During the Cooperation Period, the Alden Funds and their affiliates will be subject to customary standstill restrictions, including (among others) refraining from (i) acquiring securities of the Company if it would result in their ownership of more than 33.0% of the Company’s outstanding shares of common stock, $0.01 par value (“Common Stock”); (ii) soliciting proxies to vote any securities of the Company; (iii) forming or participating in a “group” in connection with the Company’s voting securities or (iv) otherwise acting alone, or in concert with others, to seek to control or knowingly influence the management, Board or policies of the Company; provided that such prohibitions terminate if (a) a person or group that owns more than 15.0% of the issued and outstanding Common Stock (a “Related Party Investor”) (x) makes any proposal (other than a precatory proposal) at a meeting of the Company’s stockholders or otherwise acts alone, or in concert with others, to seek to control or knowingly influence the management, Board or policies of the Company, (y) cooperates or otherwise acts in concert with the Board to nominate or elect a director that is proposed by, or is an employee or affiliate of, such Related Party Investor, or (z) acquires beneficial ownership of shares of Common Stock representing an additional 5.0% or more of the issued and outstanding Common Stock; (b) the Company enters into a material agreement with any Related Party Investor, other than on arms’ length terms (a “Related Party Agreement”) or alters, amends or modifies in any way a Related Party Agreement, other than on terms no less favorable to the Company than would be obtainable through arms’-length negotiations with a hypothetically similarly situated bona fide third-party; (c) the Company amends, waives or fails to enforce, the terms of any voting agreement or standstill agreement between the Company and a Related Party Investor other than such amendments or waivers that, taken as a whole, make the agreement more restrictive on the Related Party Investor or (d) the Alden Designees are not nominated for election at, or are not elected at, the Company’s 2020 stockholder meeting; and
•During the Cooperation Period, the Alden Funds and their respective affiliates will vote their shares of Common Stock in favor of any of the Board’s director nominees and against the removal of any such directors.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nant Capital, LLC
On June 1, 2016, the Company completed a $70.5 million private placement, pursuant to which the Company sold to Nant Capital, LLC (“Nant Capital”) 4,700,000 unregistered shares of the Company’s common stock at a purchase price of $15.00 per share. The Company used the $70.4 million net proceeds from the sale to further execute on its growth strategy, including acquisitions and digital initiatives. The shares of common stock acquired by Nant Capital (“Nant Shares”) are subject to certain lockup provisions that, subject to the terms and conditions set out in the purchase agreement dated May 22, 2016, among the Company, Nant Capital and Dr. Patrick Soon-Shiong (“Nant Purchase Agreement”) prohibit any transfers of the Nant Shares that would result in a transfer of more than 25.0% of the Nant Shares in any 12-month period. The Nant Purchase Agreement also includes covenants prohibiting the transfer of shares of the Company’s common stock if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then-outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the Company’s then-existing primary geographical markets. Nant Capital and Dr. Patrick Soon-Shiong, and their respective affiliates, are also prohibited, without the prior written approval of the Board of Directors, from acquiring additional equity of the Company if the acquisition could result in their beneficial ownership of more than 25.0% of the Company’s then-outstanding shares of common stock. Dr. Soon-Shiong served as the Vice Chairman of the Company’s Board of Directors from June 2, 2016, through April 18, 2017.
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
California Capital Equity, LLC (“CalCap”) directly owns all of the equity interests of Nant Capital and CalCap may be deemed to have beneficial ownership of the shares held by Nant Capital. Dr. Patrick Soon-Shiong directly owns all of the equity interests of CalCap and may be deemed to beneficially own, and share voting power and investment power with Nant Capital over all shares of Tribune common stock beneficially owned by Nant Capital. Dr. Soon-Shiong, together with Nant Capital, beneficially owned 8,743,619 shares of Tribune common stock, which represented 24.2% of Tribune common stock, as of December 29, 2019.
Dividends
On May 29, 2019, the Board of Directors declared a special cash dividend of $1.50 per share of common stock outstanding. The cash dividend totaling $53.8 million was paid on July 2, 2019, to shareholders of record as of June 12, 2019. Additionally, the Company accrued dividend equivalents of $1.9 million for RSUs outstanding as of the record date.
On November 13, 2019, the Board of Directors declared a cash dividend of $0.25 per share of common stock. The cash dividend totaling $9.0 million was paid on December 10, 2019, to shareholders of record as of November 25, 2019. Additionally, the Company accrued dividend equivalents of $0.3 million for RSUs outstanding as of the record date.
On February 19, 2020, the Company declared a cash dividend of $0.25 per share of common stock to be paid on March 16, 2020, to shareholders of record as of March 2, 2020.
Stock Repurchases
On March 23, 2017, the Company entered into a purchase agreement with investment funds associated with Oaktree Capital Management, L.P. (“Oaktree”), pursuant to which the Company acquired 3,745,947 shares of the Company’s common stock for $15.00 per share or a total purchase price of $56.2 million. The purchase agreement contains a “standstill”

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

covenant prohibiting Oaktree from acquiring, directly or indirectly, any of the Company’s common stock, soliciting proxies to vote shares of the Company’s common stock or taking certain actions with respect to any business combination, asset acquisition or disposition or similar transaction involving the Company through March 22, 2019 (“Standstill Period”). The parties also agreed to a mutual non-disparagement covenant applicable during the Standstill Period and to a mutual release of claims. On March 22, 2017, the Company’s stock price closed at $13.39. The $6.0 million difference between the aggregate purchase price and the fair value of the acquired stock at the transaction date was expensed as a premium on stock buyback in the Consolidated Statements of Income.
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
NOTE 19: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency	OPEB	Pension	Total
Balance at December 25, 2016	$(32)	$6,374	$(15,156)	$(8,814)
Other comprehensive income before reclassifications	1	5,778	1,969	7,748
Amounts reclassified from AOCI	—	(2,220)	—	(2,220)
AOCI recognized in discontinued operations	—	—	(10,241)	(10,241)
Balance at December 31, 2017	(31)	9,932	(23,428)	(13,527)
Other comprehensive loss before reclassifications	(8)	(131)	(2,206)	(2,345)
Amounts reclassified from AOCI	—	(9,498)	—	(9,498)
AOCI recognized in discontinued operations	—	—	25,397	25,397
Balance at December 30, 2018	(39)	303	(237)	27
Other comprehensive income (loss) before reclassifications	(21)	(24)	(2,434)	(2,479)
Amounts reclassified from AOCI	—	(237)	337	100
Balance at December 29, 2019	$(60)	$42	$(2,334)	$(2,352)
The following table presents the amounts and line items in the Consolidated Statements of Income where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the years ended December 29, 2019, December 30, 2018 and December 31, 2017 (in thousands):

	Year ended
Accumulated Other Comprehensive Income (Loss) Components	December 29, 2019	December 30, 2018	December 31, 2017	Affected Line Items in the Consolidated Statements of Income
Pension and postretirement benefit adjustments:
Prior service cost recognized	$139	$(10,534)	$(2,745)	Other non-operating income (expense), net
Amortization of actuarial gains	—	(2,621)	(553)	Other non-operating income (expense), net
Total before taxes	139	(13,155)	(3,298)
Tax effect	39	(3,657)	(1,078)	Income tax expense (benefit)
Total reclassifications for the period	$100	$(9,498)	$(2,220)
The Company expects to recognize $0.1 million in prior service costs to be amortized from accumulated other comprehensive income in the year ended December 27, 2020.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20: SEGMENT INFORMATION
The Company’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Tribune manages its business as two distinct segments, M and X. Segment M is comprised of the Company’s media groups excluding their digital revenues and related digital expenses, except digital subscription revenues when sold with a print subscription. Segment X includes the Company’s digital revenues and related digital expenses from local Tribune websites, third-party websites, mobile applications, digital only subscriptions, TCA, and BestReviews. Assets are not presented to or used by management at a segment level for making operating and investment decisions and therefore are not reported.
Segment M’s media groups include the Chicago Tribune Media Group, the Sun Sentinel Media Group, the Orlando Sentinel Media Group, The Baltimore Sun Media Group, the Hartford Courant Media Group, the Morning Call Media Group, the New York Daily News Group and the Virginia Media Group (which includes the Daily Press and The Virginian-Pilot). Tribune’s major daily newspapers have served their respective communities with local, regional, national and international news and information for more than 150 years.
Segment X consists of the Company’s digital revenues and related digital expenses from local Tribune websites, third-party websites, mobile applications, digital only subscriptions, TCA, and BestReviews.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregated operating revenues and income (loss) from continuing operations by operating segment were as follows for the periods indicated (in thousands):

	Year Ended
	M		X		Corporate and Eliminations		Consolidated
	(Print)		(Digital)
	Dec. 29, 2019	Dec. 30, 2018	Dec. 29, 2019	Dec. 30, 2018	Dec. 29, 2019	Dec. 30, 2018	Dec. 29, 2019	Dec. 30, 2018
Advertising	$307,138	$355,790	$92,158	$98,023	$4	$30	$399,300	$453,843
Circulation	336,823	349,975	—	—	—	(5)	336,823	349,970
Commercial print and delivery	93,944	102,668	—	—	—	—	93,944	102,668
Direct mail	35,613	32,354	—	—	—	(6)	35,613	32,348
Content syndication and other	8,983	10,282	90,561	67,589	17,925	13,969	117,469	91,840
Other	138,540	145,304	90,561	67,589	17,925	13,963	247,026	226,856
Operating revenues	782,501	851,069	182,719	165,612	17,929	13,988	983,149	1,030,669
Operating expenses	738,293	846,122	167,141	152,698	70,558	78,061	975,992	1,076,881
Income from operations	$44,208	$4,947	$15,578	$12,914	$(52,629)	$(64,073)	7,157	(46,212)
Interest income (expense), net							499	(11,353)
Loss on early extinguishment of debt							—	(7,666)
Loss on equity investments, net							(2,988)	(1,868)
Other non-operating income (expense)							45	14,513
Income (loss) from continuing operations before income taxes							$4,713	$(52,586)
Depreciation and amortization	$21,222	$17,419	$11,274	$19,819	$14,818	$16,024	$47,314	$53,262
Impairment	$14,496	$1,872	$—	$—	$—	$—	$14,496	$1,872

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
	M		X		Corporate and Eliminations		Consolidated
	(Print)		(Digital)
	Dec. 30, 2018	Dec. 31, 2017	Dec. 30, 2018	Dec. 31, 2017	Dec. 30, 2018	Dec. 31, 2017	Dec. 30, 2018	Dec. 31, 2017
Advertising	$355,790	$380,214	$98,023	$130,376	$30	$(174)	$453,843	$510,416
Circulation	349,975	319,727	—	—	(5)	—	349,970	319,727
Commercial print and delivery	102,668	105,516	—	—	—	—	102,668	105,516
Direct mail	32,354	36,874	—	—	(6)	—	32,348	36,874
Content syndication and other	10,282	12,509	67,589	33,601	13,969	(3,190)	91,840	42,920
Other	145,304	154,899	67,589	33,601	13,963	(3,190)	226,856	185,310
Operating revenues	851,069	854,840	165,612	163,977	13,988	(3,364)	1,030,669	1,015,453
Operating expenses	846,122	792,665	152,698	161,783	78,061	52,075	1,076,881	1,006,523
Income (loss) from operations	$4,947	$62,175	$12,914	$2,194	$(64,073)	$(55,439)	(46,212)	8,930
Interest income (expense), net							(11,353)	(26,334)
Loss on early extinguishment of debt							(7,666)	—
Premium on stock buyback							—	(6,031)
Loss on equity investments, net							(1,868)	(2,725)
Other non-operating income (expense)							14,513	3,535
Income (loss) from operations							$(52,586)	$(22,625)
Depreciation and amortization	$17,419	$16,415	$19,819	$15,299	$16,024	$15,592	$53,262	$47,306
Impairment	$1,872	$—	$—	$—	$—	$—	$1,872	$—

NOTE 21: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Cash paid during the period for:
Interest	$895	$15,546	$24,492
Income taxes, net of refunds	9,797	3,407	(892)
Non-cash items in investing activities:
Additions to property plant and equipment under capital leases	—	—	(890)
Non-cash items in financing activities:
Shares issued for acquisitions	—	34,595	—
New capital leases	$—	$—	$890

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported within the Consolidated Balance Sheets to the cash, cash equivalents and restricted cash as reported in the Consolidated Statement of Cash Flows (in thousands):

	As of
	December 29, 2019	December 30, 2018
Cash	$60,963	$97,560
Restricted cash	37,290	43,947
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$98,253	$141,507

NOTE 22: UNAUDITED QUARTERLY FINANCIAL INFORMATION
The following table sets forth certain unaudited quarterly financial information for the fiscal years ended December 29, 2019 and December 30, 2018 (in thousands, except per share amounts). The unaudited quarterly financial information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

Year ended December 29, 2019	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total operating revenues	$244,525	$250,327	$236,027	$252,270
Total operating expenses	251,927	242,222	226,652	255,191
Income (loss) from operations	(7,402)	8,105	9,375	(2,921)
Net income (loss) from continuing operations	(4,714)	5,344	6,873	(4,410)
Net income (loss)	(4,714)	4,622	(5,975)	5,823
Net income (loss) attributable to Tribune common stockholders	$(4,675)	$2,696	$(7,125)	$4,035
Income (loss) from continuing operations per common share:
Basic	$(0.13)	$0.10	$(0.25)	$(0.46)
Diluted	$(0.13)	$0.10	$(0.25)	$(0.46)

Year ended December 30, 2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total operating revenues	$238,366	$253,037	$255,770	$283,496
Total operating expenses	269,444	254,282	265,763	287,392
Loss from operations	(31,078)	(1,245)	(9,993)	(3,896)
Net income (loss) from continuing operations	(28,071)	(15,101)	(649)	3,958
Net income (loss)	(14,365)	265,444	(4,235)	2,803
Net income (loss) attributable to Tribune common stockholders	$(14,627)	$264,996	$(3,996)	$2,418
Income (loss) from continuing operations per common share:
Basic	$(0.81)	$(0.44)	$(0.01)	$0.10
Diluted	$(0.81)	$(0.44)	$(0.01)	$0.10