Form 10-Q
period 2020-03-29
Tribune Publishing Co
filed 2020-06-08
CIK 1593195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 29, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
TRIBUNE PUBLISHING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

160 N. Stetson Avenue
Chicago, Illinois	60601
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (312) 222-9100
Former name, former address and former fiscal year, if changed since last report.
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TPCO	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 5, 2020
Common Stock, $0.01 par value	36,566,659

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The statements contained in this Quarterly Report on Form 10-Q, as well as the information contained in the notes to our Consolidated Financial Statements, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based largely on our current expectations and reflect various estimates and assumptions by us. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in such forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond our control, include, without limitation, the effect of the novel coronavirus ("COVID-19") and related governmental and economic responses, changes in advertising demand, circulation levels and audience shares; competition and other economic conditions; our ability to develop and grow our online businesses; changes in newsprint price and availability; our ability to maintain data security and comply with privacy-related laws; economic and market conditions that could impact the level of our required contributions to the defined benefit pension plans to which we contribute; decisions by trustees under rehabilitation plans (if applicable) or other contributing employers with respect to multiemployer plans to which we contribute which could impact the level of our contributions; our ability to maintain effective internal control over financial reporting; concentration of stock ownership among our principal stockholders whose interest may differ from those of other stockholders; and other events beyond our control that may result in unexpected adverse operating results. For specific risks related to the COVID-19 pandemic refer to Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. For more information about these and other risks, see “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2020, and in our other filings with the SEC.
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

EXPLANATORY NOTE
The Company relied on the SEC’s Order under Section 36 of the Securities and Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (“Order”) to delay the filing of its Quarterly Report on Form 10-Q for the period ended March 29, 2020, due to circumstances related to COVID-19. The original due date for filing of the Company’s Quarterly Report was May 8, 2020. On May 8, 2020, the Company filed a current report with the SEC which stated that it expected to file its Quarterly Report on Form 10-Q no later than 45 days after the original due date, in compliance with the provisions of the Order.
The Company required additional time to finalize the Form 10-Q because its operations and business have experienced significant disruptions due to the unprecedented conditions surrounding the ongoing COVID-19 pandemic along with the various measures that Federal, state, and local jurisdictions have taken in response to the crisis. In response to these measures, the Company has implemented widespread work-from-home arrangements for all of the Company’s employees who are not engaged in newspaper production and distribution. The Company is experiencing disruptions in its normal processes and with interactions between its accounting personnel, legal advisors and others required to assess the impacts of the COVID-19 pandemic on the Company and complete its accounting procedures in order to finalize the Quarterly Report on Form 10-Q. In addition, the Company required additional time to assess the valuation of certain assets and determine the impairment charge reflected in the accompanying consolidated financial statements and apply the applicable sections of the CARES Act, which had an impact on the complexity and timing of the Company’s first quarter tax provision.

PART I.

Item 1. Financial Statements

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 29, 2020	March 31, 2019
Operating revenues	$216,485	$244,525
Operating expenses:
Compensation	96,828	97,709
Newsprint and ink	10,720	16,103
Outside services	75,042	83,813
Other operating expenses	35,418	42,218
Depreciation and amortization	9,473	12,084
Impairment	51,049	—
Total operating expenses	278,530	251,927
Loss from operations	(62,045)	(7,402)
Interest income (expense), net	(30)	220
Loss on equity investments, net	—	(487)
Other income, net	387	73
Loss from operations before income taxes	(61,688)	(7,596)
Income tax benefit	(17,682)	(2,882)
Net loss	(44,006)	(4,714)
Less: Income (loss) attributable to noncontrolling interest	1,330	(39)
Net loss attributable to Tribune common stockholders	$(45,336)	$(4,675)

Net loss available to Tribune common stockholders, per common share:
Basic	$(1.26)	$(0.13)
Diluted	$(1.26)	$(0.13)
Weighted average shares outstanding:
Basic	36,294	35,628
Diluted	36,294	35,628

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended
	March 29, 2020	March 31, 2019
Net loss	$(44,006)	$(4,714)
Comprehensive loss, net of taxes:
Amortization of items to periodic pension cost during the period, net of taxes of ($9) and ($23), respectively	(23)	(59)
Foreign currency translation	—	(2)
Comprehensive income (loss)	(44,029)	(4,775)
Less: Comprehensive income (loss) attributable to noncontrolling interest	1,330	(39)
Comprehensive income (loss) attributable to Tribune common stockholders	$(45,359)	$(4,736)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
In thousands, except per share data
(Unaudited)

	March 29, 2020	December 29, 2019
Assets
Current assets
Cash	$48,791	$60,963
Accounts receivable, (net of allowances of ($11,077 and $9,674)	94,265	112,754
Inventories	4,796	4,820
Prepaid expenses and other current assets	23,909	15,114
Total current assets	171,761	193,651

Property, plant and equipment
Machinery, equipment and furniture	104,623	119,859
Buildings and leasehold improvements	77,964	86,403
	182,587	206,262
Accumulated depreciation	(89,269)	(84,530)
	93,318	121,732
Advance payments on property, plant and equipment	1,583	2,181
Property, plant and equipment, net	94,901	123,913

Other assets
Goodwill	115,197	117,675
Intangible assets, net	60,347	69,165
Software, net	20,500	20,736
Lease right-of-use asset	76,895	99,480
Restricted cash	37,290	37,290
Deferred income taxes	13,615	6,911
Other long-term assets	13,224	13,457
Total other assets	337,068	364,714

Total assets	$603,730	$682,278

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
In thousands, except per share data
(Unaudited)

	March 29, 2020	December 29, 2019
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$37,544	$46,482
Employee compensation and benefits	31,151	36,305
Deferred revenue	41,178	42,773
Current portion of long-term lease liability	25,546	25,380
Current portion of long-term debt	6,911	105
Other current liabilities	22,444	24,317
Total current liabilities	164,774	175,362

Non-current liabilities
Long term lease liability	92,748	98,847
Workers’ compensation, general liability and auto insurance payable	23,881	24,192
Pension and postretirement benefits payable	19,457	20,338
Deferred revenue	2,387	2,504
Long-term debt	55	6,857
Other obligations	9,576	5,851
Total non-current liabilities	148,104	158,589

Noncontrolling interest	—	63,501

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 30,000 shares; no shares issued or outstanding at March 29, 2020 and December 29, 2019	—	—
Common stock, $0.01 par value. Authorized 300,000 shares; 38,338 shares issued and 36,384 shares outstanding at March 29, 2020; 38,017 shares issued and 36,064 shares outstanding at December 29, 2019	383	380
Additional paid-in capital	179,013	177,957
Retained earnings	80,038	135,001
Noncontrolling interest	59,953	—
Accumulated other comprehensive income (loss)	(2,375)	(2,352)
Treasury stock, at cost - 1,954 shares at March 29, 2020 and December 29, 2019	(26,160)	(26,160)
Total stockholders’ equity	290,852	284,826

Total liabilities and stockholders’ equity	$603,730	$682,278

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Non controlling Interest	AOCI	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 29, 2019	38,018	$380	$177,957	$135,001	$—	$(2,352)	$(26,160)	$284,826
Reclassification of noncontrolling interest from temporary equity	—	—	—	—	64,133	—	—	64,133
Comprehensive income (loss)	—	—	—	(45,336)	1,020	(23)	—	(44,339)
Dividends declared to common stockholders	—	—	—	(9,305)	—	—	—	(9,305)
Dividends declared to noncontrolling interest	—	—	—	—	(5,200)	—	—	(5,200)
Noncontrolling interest carrying value adjustment	—	—	—	(322)	—	—	—	(322)
Issuance of stock from restricted stock and restricted stock unit conversions	320	3	(3)	—	—	—	—	—
Stock-based compensation	—	—	1,592	—	—	—	—	1,592
Withholding for taxes on restricted stock unit conversions	—	—	(533)	—	—	—	—	(533)
Balance at March 29, 2020	38,338	$383	$179,013	$80,038	$59,953	$(2,375)	$(26,160)	$290,852

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

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 29, 2020	March 31, 2019
Operating Activities
Net loss	$(44,006)	$(4,714)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,473	12,084
Impairment	51,049	—
Stock compensation expense	1,592	5,737
Loss on equity investments, net	—	487
Gain on sale of property	(5,159)	—
Deferred income taxes	(6,704)	(1,036)
Pension contribution	(555)	(499)
Postretirement benefits expense	(326)	(637)
Changes in working capital items:
Accounts receivable, net	20,776	35,529
Prepaid expenses, inventories and other current assets	(2,890)	(11,226)
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	(25,892)	(29,738)
Other, net	(140)	(1,243)
Net cash provided by (used for) operating activities	(2,782)	4,744

Investing Activities
Capital expenditures	(3,499)	(3,911)
Proceeds from the sale of property, plant and equipment	8,983	—
Other, net	—	(150)
Net cash used for investing activities	5,484	(4,061)

Financing Activities From Operations
Repayments of capital lease obligations	(50)	—
Dividends paid to common stockholders	(9,091)	—
Dividends paid to noncontrolling interest	(5,200)	—
Withholding for taxes on restricted stock unit vesting	(533)	(13)
Other	—	(24)
Net cash used for financing activities	(14,874)	(37)

Net increase (decrease) in cash	(12,172)	646
Cash, cash equivalents and restricted cash, beginning of period	98,253	141,507
Cash, cash equivalents and restricted cash, end of period	$86,081	$142,153

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—Tribune Publishing Company was formed as a Delaware corporation on November 21, 2013. Tribune Publishing Company together with its subsidiaries (collectively, the “Company” or “Tribune”) is a media company rooted in award-winning journalism. Headquartered in Chicago, the Company operates local media businesses in eight markets with titles including the Chicago Tribune, New York Daily News, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Virginia’s Daily Press and The Virginian-Pilot, The Morning Call of Lehigh Valley, Pennsylvania, and the Hartford Courant. Tribune also operates Tribune Content Agency (“TCA”) and is the majority owner in BestReviews LLC (“BestReviews”).
Fiscal Periods—The Company’s fiscal year ends on the last Sunday in December. Fiscal year 2020 ends on December 27, 2020 and fiscal year 2019 ended on December 29, 2019. Fiscal year 2020 and 2019 are 52-week years with 13 weeks in each quarter.
Basis of Presentation—The accompanying unaudited Consolidated Financial Statements and notes of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of Tribune as of March 29, 2020 and December 29, 2019 and the results of operations for the three months ended March 29, 2020 and March 31, 2019, respectively, and the cash flows for the three months ended March 29, 2020 and March 31, 2019, respectively. This includes all normal and recurring adjustments and elimination of intercompany transactions. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The year-end Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
The Company assesses its operating segments in accordance with Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” In the three months ended March 29, 2020, the Company realigned its operations, combining the print and digital operations of its media groups together under the leadership of the Chief Executive Officer, who is also the chief operating decision maker for Tribune, as defined in ASC Topic 280. As a result of the realignment, beginning in the first quarter of 2020, the Company no longer reports separate segment results for its print and digital operations. Prior to the first quarter of fiscal 2020, Tribune was managed by its chief operating decision maker as two segments, segment M and segment X.
Accounting standards adopted in 2020—In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Topic 326, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and requires the use of an “expected loss” model for instruments measured as amortized cost. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this standard effective the beginning of fiscal year 2020 and the adoption did not have a material effect on the Company’s consolidated financial statements. See Note 2 for additional information related to the expected credit losses.
In December 2019, the FASB issued ASU 2019-12, Topic 740, Income Taxes, which simplifies accounting for income taxes (“ASU-2019-12”). ASU 2019-12 eliminates certain exceptions related to intraperiod tax allocation, the interim period tax calculation and deferred tax liabilities. ASU 2019-12 is applied prospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted the standard effective the beginning of fiscal year 2020. See Note 9 for additional information related to the Company’s income taxes.
NOTE 2: EXPECTED CREDIT LOSSES
Tribune holds financial assets in the form of accounts receivable that are primarily generated from advertising revenues, certain circulation-related revenues and commercial print and delivery revenues, and are grouped as such. The accounts receivable and allowance for doubtful accounts are analyzed under the expected credit losses method. Payment

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
terms vary by revenue stream. Classified advertising and home delivery circulation terms are usually prepaid with advertising having terms of 30 to 60 days. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required
For accounts receivable, Tribune uses an aging expected credit losses method that includes forward-looking qualitative factors when they arise. For the first quarter 2020, the Company has identified the market effects of the COVID-19 pandemic as a forward-looking qualitative factor to be considered. The Company uses an analysis of 24-months of collection and write off history to calculate historical loss percentages by aging group, which are applied to all accounts within the aging group. Specific reserves are reviewed and handled on a case by case basis. Accounts receivable balances outstanding for a year are reserved at 100%. As customer balances are determined to be uncollectible, the balances are written off against the allowance for doubtful accounts. Included in the allowance for doubtful accounts are amounts for sales adjustments not related to expected credit losses, such as rebates, billing adjustments, and returns. The credit loss expense was $3.0 million for the three months ended March 29, 2020 and is included in other operating expenses on the Consolidated Statements of Loss.
A summary of the activity with respect to the allowance for doubtful accounts for the three months ended March 29, 2020 is as follows (in thousands):

Accounts receivable allowance balance at December 29, 2019	$9,674
Current period provision	2,979
Write offs	(1,506)
Sales adjustments, net	(70)
Accounts receivable allowance balance at March 29, 2020	$11,077

Accounts receivable, net, at March 29, 2020 and December 29, 2019, consisted of the following (in thousands):

	March 29, 2020	December 29, 2019
Accounts receivable	$105,342	$122,428
Less: Allowance for doubtful accounts	11,077	9,674
Accounts receivable, net	$94,265	$112,754

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
The Company receives a significant portion of the payments from its subscribers in advance of the delivery of the content either in print or digitally. These up-front payments and fees are recorded as deferred revenue upon receipt and generally require deferral of revenue recognition to a future period until the Company performs its obligations under the subscription agreement. The deferred revenue is recognized as revenue as the content is delivered. The deferred revenue is considered a contract liability under ASC 606. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. Therefore, the Company has no contract assets as defined under ASC 606. As of December 29, 2019, the Company had a contract liabilities balance of $45.3 million, of which $31.5 million has been recognized as revenue in the three months ended March 29, 2020.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company’s revenues disaggregated by type of revenue is as follows (in thousands):

	Three months ended
	March 29, 2020	March 31, 2019
Print	$57,914	$75,853
Digital	18,902	20,915
Advertising	76,816	96,768
Print	81,191	86,681
Digital	8,821	6,194
Circulation	90,012	92,875
Commercial print & delivery	21,916	24,459
Direct mail	7,610	8,638
Content syndication and other	20,131	21,785
Other	49,657	54,882
Total operating revenues	$216,485	$244,525
The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within compensation in the accompanying Consolidated Statements of Loss. Additionally, the Company does not disclose the value of unsatisfied performance obligations because the vast majority of contracts have original expected lengths of one year or less and payment terms are generally short-term in nature unless a customer is in bankruptcy.
NOTE 4: CHANGES IN OPERATIONS
The Company continually assesses its operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. In the past these activities have included, and could include in the future, outsourcing of various functions or operations, abandonment of leased space and other activities which may result in changes to employee headcount.
Employee Reductions
During the three months ended March 29, 2020, the Company implemented reductions in staffing levels in its operations of 276 positions for which the Company recorded pretax charges related to these reductions and executive separation totaling $16.8 million.
The 2020 severance charge included reductions for 191 positions related to a Voluntary Severance Incentive Plan (“2020 VSIP”) initiated in the first quarter of 2020. The 2020 VSIP provided enhanced separation benefits to eligible employees with more than eight years of service. The Company plans to fund the 2020 VSIP ratably over the payout period through salary continuation. The related salary continuation payments began during the first quarter of 2020 and are expected to continue through the second quarter of 2021.
Additionally, included in the 2020 severance charge was approximately $0.6 million related to the separation of the Company’s former CEO, which included continuation of his base salary for one year through February 2021, his bonus for 2019, and certain benefit continuation.
During the three months ended March 31, 2019, the Company implemented reductions in staffing levels in its operations of 89 positions for which the Company recorded pretax charges related to these reductions and executive separations totaling $7.0 million. These reductions included 23 positions related to the voluntary severance incentive plan initiated in the fourth quarter of 2018. The related salary continuation payments began during the first quarter of 2019 and ended during the first quarter of 2020.
Included in the first quarter of 2019 severance charge was approximately $4.0 million related to the separation of the Company’s former CEO and two senior executives in the digital space. Each of these employees had employment contracts

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
which provided for immediate payout of any contractual compensation under the employment agreement in the event of separation. These employment agreements were amended to permit payment of the severance as salary continuation over the remainder of 2019, during which time equity-based awards continued to vest. The severance payments to these executives, including compensation and medical benefits, if any, were accrued in the first quarter of 2019. Additionally, as a result of the separation the Company recognized accelerated stock based compensation expense in the first quarter of 2019 of $1.5 million.
A summary of the activity with respect to the Company’s severance accrual for the three months ended March 29, 2020 is as follows (in thousands):

Balance at December 29, 2019	$2,580
Provision	16,828
Payments	(6,599)
Balance at March 29, 2020	$12,809
Charges for severance and related expenses are included in compensation expense in the accompanying Consolidated Statements of Loss.
Lease Abandonment
During the first quarter of 2020, the Company permanently vacated 21,952 square feet of office space in Chicago and 17,960 square feet of office space in Los Angeles. The abandonment of the office space is an indicator of impairment and the Company assessed the lease right-of-use (“ROU”) assets and leasehold improvements for impairment. Estimates of fair value include Level 3 inputs which are subjective in nature, involve uncertainties and matters of significant judgment and are made at a specific point in time. To calculate the fair value of the vacated space, the Company used the discounted cash flows from estimated sublease payments and compared the result to the sum of the carrying values of the lease ROU asset and the leasehold improvements. The discount rate used is a market place lessor's expected rate of return. During the three months ended March 29, 2020, the Company recorded non-cash impairment charges of $2.8 million related to the impairment of the lease ROU assets and $4.2 million related to the impairment of the leasehold improvements associated to the vacated office space.
Other Changes
On July 23, 2019, the Company entered into an agreement to sell real property located in Norfolk, Virginia for a cash sales price of $9.5 million. The sale closed on January 22, 2020. The Company received net proceeds of $9.0 million and recorded a pre-tax gain of $5.2 million related to the sale. The gain is included as a reduction in other operating expenses in the Company’s Consolidated Statements of Loss.
NOTE 5: RELATED PARTY TRANSACTIONS
Transition Services Agreement with NantMedia Holdings, LLC
In connection with the closing of the sale of the Los Angeles Times, The San Diego Union-Tribune and various other titles of the Company’s California properties (“California Properties”) in June 2018, the Company entered into a transition services agreement (“TSA”) with NantMedia Holdings, LLC (“NantMedia”), providing for up to twelve months of transition services between the parties at negotiated rates approximating cost. On January 17, 2019, this agreement was amended to extend the date of transition services to June 30, 2020. Either party may discontinue all or a portion of the services being provided to such party by providing 60 days advance notice.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
California Properties. These payments are reimbursed to NantMedia. A summary of the activity with respect to the TSA is as follows (in thousands):

	Three months ended
	March 29, 2020	March 31, 2019
Accounts receivable from Nant Capital beginning balance	$6,118	$17,909
Revenue for TSA services	1,747	7,005
Reimbursable costs	14,999	16,346
Amounts received for TSA services	(1,672)	(5,866)
Amounts received for reimbursable costs	(15,437)	(25,237)
Amounts reimbursed to Nant for amounts collected from third parties under commingled revenue contracts	818	6,065
Amounts collected from third parties under commingled revenue contracts	(558)	(5,447)
Accounts receivable balance from NantMedia at quarter end (1)	$6,015	$10,775
(1) - The accounts receivable from NantMedia balance as of March 29, 2020 consists of $3.4 million of charges which had been billed and $2.6 million of charges which had not been billed as of that date.
NOTE 6: INVENTORIES
Inventories at March 29, 2020 and December 29, 2019 consisted of the following (in thousands):

	March 29, 2020	December 29, 2019
Newsprint	$4,289	$4,510
Supplies and other	507	310
Total inventories	$4,796	$4,820
Inventories are stated at the lower of cost or net realizable value determined using the first-in, first-out basis for all inventories.
NOTE 7: LONG-LIVED ASSETS
Tribune reviews long-lived assets, such as property, plant and equipment, and lease ROU assets for impairment annually on the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 360, “Property, Plant and Equipment.” For the first quarter of 2020, the Company identified the market effects of the COVID-19 pandemic as an economic indicator that an interim evaluation was required for certain asset groups. Under ASC Topic 360, an impairment exists if the carrying value of an asset group exceeds its fair value and is considered not recoverable.
As a result of the Company’s evaluation, the Company determined the carrying value for the long-lived assets for the New York Daily News Media Group were impaired. To determine the fair value of the long-lived assets for the New York Daily News, the Company valued the production assets and real estate using the market approach. The remaining assets were valued under an income approach. Estimates of fair value include Level 3 inputs as they are subjective in nature, involve uncertainties and matters of significant judgment and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. During the three months ended March 29, 2020, the Company recorded non-cash impairment charges of $16.1 million related to property, plant and equipment, $14.5 million related to lease ROU assets and $4.0 million related to other long-lived assets. The impairment charges resulted primarily from a decline in the fair value due to lower projected cash flows versus historical estimates.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets at March 29, 2020 and December 29, 2019, consisted of the following (in thousands):

	March 29, 2020			December 29, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	$115,197		$115,197	$117,675		$117,675

Newspaper mastheads (1)	$27,735	$—	$27,735	$34,826	$—	$34,826
Subscribers (useful life of 2 to 10 years)	7,312	(5,813)	1,499	7,312	(5,642)	1,670
Advertiser relationships (useful life of 2 to 13 years)	27,648	(15,630)	12,018	27,648	(15,002)	12,646
Trade names (useful life of 20 years)	15,100	(4,282)	10,818	15,100	(4,093)	11,007
Other (useful life of 1 to 20 years)	16,181	(7,904)	8,277	16,181	(7,165)	9,016
Total intangible assets	$93,976	$(33,629)	$60,347	$101,067	$(31,902)	$69,165

Software (useful life of 2 to 10 years)	$143,088	$(122,588)	$20,500	$140,727	$(119,991)	$20,736
(1) - Intangible assets not subject to amortization.

Tribune reviews goodwill and other indefinite-lived intangible assets for impairment annually on the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles-Goodwill and Other.” For the first quarter of 2020, the Company identified the market effects of the COVID-19 pandemic as an economic indicator that an interim evaluation was required. Under ASC Topic 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values. Impairment would occur when the carrying amount of a reporting unit with recorded goodwill or an individual masthead is greater than its fair value. The Company has determined that the reporting units at which goodwill will be evaluated are the eight newspaper media groups, TCA and BestReviews.
Estimates of fair value include Level 3 inputs as they are subjective in nature, involve uncertainties and matters of significant judgment and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time (for the first quarter 2020 impairment test, the perpetuity growth (decline) rates used ranged from (22.1)% to 2.4%), forecasted revenue growth rates (for the first quarter 2020 impairment test, forecasted revenue growth (decline) ranged from (29.0)% to 17.9%), projected operating cash flow margins, estimated tax rates, depreciation expense, capital expenditures, required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (for the first quarter 2020, the weighted average cost of capital used was 10.0% for print and ranged from 12.3% to 13.3% for digital properties). As of March 29, 2020, the Orlando Sentinel Media Group and the Sun Sentinel Media Group’s carrying values exceeded their fair values and the Company recorded non-cash impairment charges of $1.3 million and $1.1 million, respectively. The impairment charges resulted primarily from a decline in the fair value due to lower projected cash flows versus historical estimates. After these impairment charges, the calculated fair value of the Company’s reporting units with remaining goodwill balances exceeded their carrying values by at least 85.0%, except for the New York Daily News Media Group, which has a negative carrying value and goodwill of $1.4 million. As of March 29, 2020, the accumulated goodwill impairment charges to date are $18.8 million.
For mastheads, the calculated fair value includes Level 3 inputs and was determined using the royalty savings method. The key assumptions used in the fair value estimates under the royalty savings method are revenue and market growth, royalty rates for newspaper mastheads (for first quarter 2020, the royalty rate used ranged from 0.8% to 4.9%), estimated tax rates, an appropriate risk-adjusted weighted-average cost of capital (for the first quarter 2020, the weighted average cost of capital used was 10.0% for print and ranged from 12.3% to 13.3% for digital properties). These assumptions reflect Tribune’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of Tribune’s control. For mastheads as of the measurement date, the calculated fair value exceeded the carrying value by more than 100% in all instances, except for the Sun Sentinel Media Group and the New York Daily News Media Group.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the three months ended March 29, 2020, the Sun Sentinel Media Group and the New York Daily News Media Group masthead carrying values exceeded their fair values and the Company recorded non-cash impairment charges of $6.3 million and $0.8 million, respectively.
The changes in the carrying amounts of goodwill and newspaper mastheads during the three months ended March 29, 2020 is as follows (in thousands):

	Goodwill	Newspaper mastheads
Balance at December 29, 2019	$117,675	$34,826
Impairment	(2,478)	(7,091)
Balance at March 29, 2020	$115,197	$27,735

NOTE 9: INCOME TAXES
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act permits deferral of the payment of certain taxes due in 2020, including the employer portion of social security tax. The Company elected to defer payment of the employer portion of social security tax. The CARES Act also included tax law changes such as net operating loss carryback changes and changes in depreciation of qualified improvement property that impact the Company. The Company will continue to assess the effect of the CARES Act and ongoing other government legislation related to COVID-19 that may be issued.
The Company has early adopted ASU 2019-12 which eliminates the rule that limited the interim tax benefit to the tax benefit expected for the year. The adoption has no affect on the Company’s consolidated financial statements with the exception of the change in the interim period tax calculation, which resulted in the Company recording an additional interim tax benefit of $8.8 million for the three months ended March 29, 2020. Additionally, the current period includes a $0.8 million benefit from the CARES Act relating to the carryback of a loss to a period with a higher tax rate.
For the three months ended March 29, 2020, the Company recorded income tax benefit of $17.7 million which includes the impact of the CARES Act and the early adoption of ASU 2019-12. The effective tax rate on pretax income was 28.7% in the three months ended March 29, 2020. For the three months ended March 29, 2020, the rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, income from noncontrolling interest, tax expense related to vesting of stock compensation, non-deductible goodwill impairment and other non-deductible expenses.
For the three months ended March 31, 2019, the Company recorded an income tax benefit of $2.9 million. The effective tax rate on pretax income was 37.9% in the three months ended March 31, 2019. For the three months ended March 31, 2019, the rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, and non-deductible expenses.
NOTE 10: PENSION AND OTHER POSTRETIREMENT BENEFITS
Multiemployer Pension Plans
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. During the three months ended March 29, 2020, the Company made contributions totaling $0.7 million to the Teamsters Local Union No. 727 Pension Fund (the “Teamsters Fund”), pursuant to its amended rehabilitation plan. The Company expects to contribute an additional $7.4 million during the remainder of 2020. These payments are expensed as the payments become due.
Defined Benefit Plans
The Company is the sponsor of a single-employer defined benefit plan, the Daily News Retirement Plan (the “NYDN Pension Plan”). The NYDN Pension Plan provides benefits to certain current and former employees of the New

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
York Daily News. As of March 31, 2018, future benefits under the NYDN Pension Plan were frozen and no new participants are permitted after that time. The Company contributed $0.6 million to the NYDN Pension Plan in the three months ended March 29, 2020. The Company’s remaining required minimum contributions for 2020 are $2.6 million. The CARES Act allows companies to defer making the required minimum contributions until January 1, 2021. Should companies defer making contributions, such deferred contributions accrue interest from the original due date through the payment date. Subsequent to quarter end, the Company deferred its April 2020 pension contribution.
The components of net periodic benefit for the NYDN Pension Plan are as follows (in thousands):

	Three months ended		Affected Line Items in the Consolidated Statements of Loss
	March 29, 2020	March 31, 2019
Service Cost	$—	$80	Compensation
Interest cost	550	811	Other income, net
Expected return on assets	(946)	(1,168)	Other income, net
Net periodic benefit	$(396)	$(277)
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

	Three months ended		Affected Line Items in the Consolidated Statements of Loss
	March 29, 2020	March 31, 2019
Service Cost	$3	$4	Compensation
Interest cost	6	10	Other income, net
Amortization of prior service credits	(35)	(82)	Other income, net
Amortization of actuarial gains	3	—	Other income, net
Net periodic benefit	$(23)	$(68)

NOTE 11: NONCONTROLLING INTEREST
The noncontrolling interest represents the 40% membership interest in BestReviews not owned by the Company. In connection with acquisition of BestReviews, the Company and the seller entered into an amended and restated limited liability company agreement of BestReviews (the “LLC Agreement”). Subject to the terms of the LLC Agreement, the Company had the right to purchase all (but not less than all) of the remaining 40% of the membership interests of BestReviews (the “Call Option”). In addition, the Company was entitled to exercise a one-time right to purchase 25% of the units of membership interest of BestReviews retained by the seller with terms identical to those applicable to the Call Option.
The seller also had the right, beginning three years after closing date of the acquisition, to cause the Company to purchase all (but not less than all) of the remaining 40% of the membership interests of BestReviews (the “Put Option”) at a purchase price to be determined in the same manner as if the Call Option was exercised.
In prior periods, the noncontrolling interest was presented between liabilities and stockholders’ equity within the Company’s consolidated condensed balance sheets because the Put Option described above could, upon exercise, have required the Company, under certain circumstances, to pay cash to purchase the noncontrolling interest. Each quarter, the carrying value of noncontrolling interest was adjusted to the amount the Company would have been required to pay the noncontrolling interest holders as if the Put Option had been exercised as of the balance sheet date, with an offsetting adjustment to stockholders’ equity. Adjustments to increase or decrease the carrying value of the noncontrolling interest also reduced or increased the amount of net income or loss attributable to Tribune common stockholders for purposes of determining both basic and diluted earnings per share.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On February 3, 2020, the Company and the seller amended the LLC Agreement to, among other things, remove the Put Option and Call Option sections of the LLC Agreement. This amendment eliminates the requirement as of that date in fiscal 2020 and in future periods to adjust the carrying value of the noncontrolling interest to the amount the Company would be required to pay to acquire the noncontrolling interest. Additionally, due to elimination of the Put Option, the noncontrolling interest has been reclassified to the Stockholders’ Equity section of the consolidated balance sheet. During the three months ended March 29, 2020, the Company recorded a carrying value adjustment of $0.3 million related to the period prior to amendment of the LLC Agreement.
A summary of the activity with respect to noncontrolling interest for the three months ended March 29, 2020 is as follows (in thousands):

Balance at December 29, 2019	$63,501
Carrying value adjustment	322
Income attributable to noncontrolling interest	310
Reclassification of noncontrolling interest from temporary equity	(64,133)
Balance at March 29, 2020	$—
The income attributable to the noncontrolling interest for the three months ended March 29, 2020 was $1.3 million with $0.3 million attributed to the noncontrolling interest before the February 3, 2020 amendment as presented above and $1.0 million attributed to the noncontrolling interest after the February 3, 2020 amendment as presented in the Consolidated Statement of Equity.
Subsequent to the February 3, 2020 amendment, BestReviews declared dividends of $13.0 million to its stockholders. The Company’s portion of these dividends was $7.8 million and the noncontrolling stockholders’ portion was $5.2 million. This dividend is presented in the Consolidated Statement of Equity.
NOTE 12: EARNINGS PER SHARE
Basic earnings per common share is calculated by dividing net income (loss) attributable to Tribune common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of common shares under equity-based compensation plans, except where the inclusion of such common shares would have an anti-dilutive impact. In periods where there is a loss from operations, all potential common shares are considered anti-dilutive.
Basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Three months ended
	March 29, 2020	March 31, 2019
Income (loss) - Numerator:
Net loss	$(44,006)	$(4,714)
Less: Income (loss) attributable to noncontrolling interest	1,330	(39)
Less: Noncontrolling interest carrying value adjustment	322	—
Net loss attributable to Tribune common stockholders	$(45,658)	$(4,675)

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	36,294	35,628
Dilutive effect of employee stock options and RSUs	—	—
Adjusted weighted average shares outstanding (diluted)	36,294	35,628

Net loss available to Tribune common stockholders, per common share:
Basic	$(1.26)	$(0.13)
Diluted	$(1.26)	$(0.13)

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 584,940 and 924,887 for the three months ended March 29, 2020 and March 31, 2019, respectively.
The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 654,561 and 1,224,481 for the three months ended March 29, 2020 and March 31, 2019, respectively.
NOTE 13: STOCKHOLDERS’ EQUITY
Dividends
On February 19, 2020, the Board of Directors declared a cash dividend of $0.25 per share of common stock outstanding. The cash dividend of $9.1 million was paid on March 16, 2020, to shareholders of record as of March 2, 2020. Additionally, the Company accrued dividend equivalents of $0.2 million for RSUs outstanding as of the record date.
Stock Repurchases
On March 13, 2019, the Board of Directors authorized $25.0 million to be used for stock repurchases for 24 months from the date of authorization. No repurchases were made in the three months ended March 29, 2020.
Significant Shareholders
Alden Funds
Alden Global Opportunities Master Fund, L.P. and Alden Global Value Recovery Master Fund, L.P. (together, the “Alden Funds”) beneficially own 11,544,213 shares of Tribune common stock, which represented 31.7% of the outstanding shares of Tribune common stock as of March 29, 2020. During November 2019, the Alden Funds acquired 11,544,213 shares of the Company’s common stock. Of those shares, 9,071,529 shares were purchased from Merrick Media and Michael W. Ferro, previously the Company’s non-executive Chairman of the Board, in a private transaction and the remaining shares were purchased on the open market.
On December 1, 2019, the Company entered into a Cooperation Agreement (“Cooperation Agreement”) with the Alden Funds pursuant to which the Board of Directors of the Company agreed to increase the size of the Board to eight directors and promptly appoint two designees from the Alden Funds (“Alden Designees”) as directors of the Company. Additionally, until June 30, 2020 (“Cooperation Period”), the size of the Board of Directors will not be increased above eight members. Among other provisions, the Cooperation Agreement further provides that during the Cooperation Period, the Alden Funds and their affiliates will be subject to customary standstill restrictions, including (among others) refraining from (i) acquiring securities of the Company if it would result in their ownership of more than 33.0% of the Company’s outstanding shares of common stock, $0.01 par value; (ii) soliciting proxies to vote any securities of the Company; (iii) forming or participating in a “group” in connection with the Company’s voting securities or (iv) otherwise acting alone, or in concert with others, to seek to control or knowingly influence the management, Board of Directors or policies of the Company; provided that such prohibitions terminate if (a) a person or group that owns more than 15.0% of the issued and outstanding common stock (a “Related Party Investor”) (x) makes any proposal (other than a precatory proposal) at a meeting of the Company’s stockholders or otherwise acts alone, or in concert with others, to seek to control or knowingly influence the management, Board of Directors or policies of the Company, (y) cooperates or otherwise acts in concert with the Board of Directors to nominate or elect a director that is proposed by, or is an employee or affiliate of, such Related Party Investor, or (z) acquires beneficial ownership of shares of common stock representing an additional 5.0% or more of the issued and outstanding common stock; (b) the Company enters into a material agreement with any Related Party Investor, other than on arms’ length terms (a “Related Party Agreement”) or alters, amends or modifies in any way a Related Party Agreement, other than on terms no less favorable to the Company than would be obtainable through arms’-length negotiations with a hypothetically similarly situated bona fide third-party; (c) the Company amends, waives or fails to enforce, the terms of any voting agreement or standstill agreement between the Company and a Related Party Investor other than such amendments or waivers that, taken as a whole, make the agreement more restrictive on the Related Party Investor or (d) the Alden Designees are not nominated for election at, or are not elected at, the Company’s 2020 stockholder meeting. During the Cooperation

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Period, the Alden Funds and their respective affiliates will vote their shares of common stock in favor of any of the Board’s director nominees and against the removal of any such directors.
Nant Capital, LLC
Dr. Patrick Soon-Shiong, a former director of the Company, together with Nant Capital, LLC (“Nant Capital”), beneficially own 8,743,619 shares of Tribune common stock, which represented 24.0% of the outstanding shares of Tribune common stock as of March 29, 2020. California Capital Equity, LLC (“CalCap”) directly owns all of the equity interests of Nant Capital, and CalCap may be deemed to have beneficial ownership of the shares held by Nant Capital. Dr. Soon-Shiong directly owns all of the equity interests of CalCap and may be deemed to beneficially own and share voting power and investment power with Nant Capital over all shares of Tribune common stock beneficially owned by Nant Capital. Under the Securities Purchase Agreement dated May 22, 2016, among the Company, Nant Capital and Dr. Patrick Soon-Shiong (“Nant Purchase Agreement”), Nant Capital and Dr. Soon-Shiong and their respective affiliates are prohibited, without the prior written approval of the Board of Directors, from acquiring additional equity of the Company if the acquisition could result in their beneficial ownership of more than 25.0% of the Company’s then-outstanding shares of common stock. This prohibition expired on June 1, 2019. The Nant Purchase Agreement also includes covenants perpetually prohibiting the transfer of shares of the Company’s common stock if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then-outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the Company’s then-existing primary geographical markets.
On January 17, 2019, Dr. Patrick Soon-Shiong, NantMedia Holdings, LLC and Nant Capital entered into a Standstill and Voting Agreement (“Standstill Agreement”) with the Company. The Standstill Agreement provides that until June 30, 2020, Dr. Patrick Soon-Shiong, Nant Media, and Nant Capital will not (a) make or participate in any solicitation of proxies to vote, or seek to advise or knowingly influence any person with respect to the voting of any voting securities of the Company, (b) join or participate in a “group” (as defined in the rules of the SEC) in connection with any securities of the Company or (c) seek to control or knowingly influence the management, board of directors or policies of the Company. Furthermore, under the Standstill Agreement, Dr. Patrick Soon-Shiong, Nant Media and Nant Capital will, until June 30, 2020, vote their shares of common stock (a) in favor of each nominee or director designated by the Nominating and Governance Committee of the Board of Directors at each election of directors and (b) in accordance with the Board’s recommendations on any change of control transaction involving the Company at or above a minimum purchase price. The Company recorded a charge to non-operating expense during the three months ended March 31, 2019 for $0.5 million related to the Standstill Agreement.
NOTE 14: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 29, 2020, where applicable (in thousands):

	Foreign Currency	OPEB	Pension	Total
Balance at December 29, 2019	$(60)	$42	$(2,334)	$(2,352)
Amounts reclassified from AOCI	—	(23)	—	(23)
Balance at March 29, 2020	$(60)	$19	$(2,334)	$(2,375)

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the amounts and line items in the Consolidated Statements of Loss where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the three months ended March 29, 2020 and March 31, 2019 (in thousands):

	Three months ended		Affected Line Items in the Consolidated Statements of Loss
	March 29, 2020	March 31, 2019
Accumulated Other Comprehensive Income (Loss) Components
Pension and postretirement benefit adjustments:
Amortization of prior service credits	$(35)	$(82)	Other income, net
Amortization of actuarial gains	3	—	Other income, net
Total before taxes	(32)	(82)
Tax effect	(9)	(23)	Income tax expense (benefit)
Total reclassifications for the period	$(23)	$(59)

NOTE 15: CONTINGENCIES
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
Subsequent to March 29, 2020 and in light of the COVID-19 pandemic, the Company withheld payment of April, May and June rent related to a majority of its facilities and requested rent relief from the lessors in various forms, including rent abatement, lease restructuring or lease terminations. The terms of the Company’s facility leases generally provide the lessors a number of remedies for late payment, including late fees, interest on amounts past due, the right to draw on any letter of credit supporting the lease, the right to terminate the lease with termination payments, including acceleration of certain future rents net of landlord mitigation amounts, or the right to terminate our possession of the facility, among others. The Company has been notified by a number of lessors that it is in default and is negotiating with such lessors on terms of the rent relief and the lessors’ remedies.
NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Three months ended
	March 29, 2020	March 31, 2019
Cash paid during the period for:
Interest	$258	$—
Income taxes, net of refunds	(1,392)	(141)
The Company established restricted cash to collateralize outstanding letters of credit related primarily to workers’ compensation obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported within the Consolidated Condensed Balance Sheets that sum to the cash, cash equivalents and restricted cash as reported in the Consolidated Statements of Cash Flows (in thousands):

	March 29, 2020	December 29, 2019
Cash	$48,791	$60,963
Restricted cash	37,290	37,290
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$86,081	$98,253

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Company’s Consolidated Financial Statements and related Notes filed as part of this Quarterly Report, and “Cautionary Statement Concerning Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Quarterly Report as well as the factors described in our Annual Report on Form 10-K as filed with the SEC on March 11, 2020 (“the “2019 Annual Report”), particularly under Item 1A. “Risk Factors,” and in the Company’s other filings with the SEC.
We believe that the assumptions underlying the Consolidated Financial Statements included in this Quarterly Report are reasonable. However, the Consolidated Financial Statements may not necessarily reflect our results of operations, financial position and cash flows for future periods.
OVERVIEW
Tribune Publishing Company was formed as a Delaware corporation on November 21, 2013. Tribune Publishing Company together with its subsidiaries (collectively, the “Company” or “Tribune”) is a media company rooted in award-winning journalism. Headquartered in Chicago, Tribune operates local media businesses in eight markets with titles including the Chicago Tribune, New York Daily News, The Baltimore Sun, Orlando Sentinel, South Florida’s Sun Sentinel, Virginia’s Daily Press and The Virginian-Pilot, The Morning Call of Lehigh Valley, Pennsylvania and the Hartford Courant. Tribune also operates Tribune Content Agency (“TCA”) and is the majority owner in BestReviews LLC (“BestReviews”).
Tribune’s unique and valuable content across its brands have earned a combined 65 Pulitzer Prizes and are committed to informing, inspiring and engaging local communities. Tribune’s brands create and distribute content across our media portfolio, offering integrated marketing, media, and business services to consumers and advertisers, including digital solutions and advertising opportunities.
The Company continues to position itself as a leaner, more agile operation in order to sustain itself for the long term. Accordingly, the Company is aggressively flattening its management organization, reducing its real estate footprint and eliminating fixed cost infrastructure as well as continually assessing its operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. In the past these activities have included, and could include in the future, outsourcing of various functions or operations, abandonment of leased space and other activities which may result in changes to employee headcount. See Note 4 to the Consolidated Financial Statements for more information on changes in operations in the three months ended March 29, 2020. The Company expects to continue to take actions deemed appropriate to enhance profitability but does not currently know whether or when any such actions will occur or the potential costs and expected savings. Depending on the actions taken and the timing of any such actions, the anticipated cost savings could be recognized in fiscal periods that do not correspond to the fiscal period(s) in which the charges are recognized. As a result, the Company’s net income trends could be impacted and more difficult to predict.
COVID-19 Update
With the global outbreak of the novel coronavirus (“COVID-19”) and the declaration of a pandemic by the World Health Organization on March 11, 2020, the governments in the states in which Tribune operates have deemed news publishing and media services as “critical infrastructure” providing essential services and information during this global emergency. As a provider of critical infrastructure, Tribune is not subject to business closure requirements and has taken steps to keep employees working safely and news and information being distributed. Tribune remains focused on protecting the health and well being of its employees and the communities in which it operates while assuring the continuity of its business operations.
The Company has proactively implemented its business continuity plans and has taken a variety of measures to ensure the ongoing availability of its newspapers and information, while taking appropriate health and safety measures, including implementing remote work policies, where possible, and implementing enhanced cleaning and hygiene protocols in its production facilities. To date, as a result of these business continuity measures, the Company has not experienced disruptions in the distribution of news and information through the Company’s newspapers and websites.

Until fiscal 2019, advertising revenue was historically Tribune’s largest source of revenue. The Company’s advertising customers are typically local and regional, small and mid-sized businesses that purchase advertising to drive traffic to their businesses. These are the businesses that have been particularly hard hit by the widespread closures of businesses, government facilities and schools, cancellation of events and sports leagues, restriction on gathering and a significant reduction in economic activity. The decrease in advertising revenue and ongoing disruptions in Tribune’s operations due to the COVID-19 pandemic have adversely impacted its business, results of operations, financial condition and cash flows. The degree to which COVID-19 may impact Tribune’s results of operations and financial condition in the future is unknown at this time and will depend on future developments, including the severity and the duration of the pandemic.
The Company has taken extensive steps to mitigate the economic impact COVID-19 has had on its results of operations. These steps include evaluation of and adjustments to manufacturing and distribution processes, delaying non-essential repairs and maintenance, reducing third-party spending, freezing discretionary spending, eliminating incentive and discretionary bonuses and salary reductions and employee furloughs. As part of the Company’s reduction in spending, it has withheld payment of rent for a majority of leased facilities in April and May and requested rent relief in various forms, as described in Note 15 to the Consolidated Financial Statements. Tribune has been notified by a number of lessors that it is in default under the terms of the respective leases and the Company is negotiating with such lessors on the terms of the potential rent relief and the lessors’ remedies. At this time, the impact of these negotiations is unknown. These mitigation measures may not be sufficient to prevent adverse impacts on our business and financial condition from COVID-19.
Products and Services
Our publication product mix includes three primary types: (i) daily newspapers, (ii) weekly newspapers and (iii) niche publications and direct mail. The key characteristics of each of these types of publications are summarized in the table below.

	Daily Newspapers	Weekly Newspapers	Niche Publications
Cost:	Paid	Paid and free	Paid and free
Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly, monthly or on an annual basis
Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales	Paid: Revenue from advertising, rack/box sales
		Free: Advertising revenue only	Free: Advertising revenue only
As of March 29, 2020, the Company’s prominent print publications and websites include:

Media Group	City	Masthead	Website	Circulation Type	Paid or Free
Chicago Tribune Media Group
	Chicago, IL	Chicago Tribune	www.chicagotribune.com	Daily	Paid
	Chicago, IL	Chicago Magazine	www.chicagomag.com	Monthly	Paid
	Chicago, IL	RedEye	www.redeyechicago.com	Weekly	Free
New York Daily News Media Group
	New York, NY	New York Daily News	www.nydailynews.com	Daily	Paid
Sun Sentinel Media Group
	Broward County, FL, Palm Beach County, FL	Sun Sentinel	www.sun-sentinel.com	Daily	Paid
	Broward County, FL, Palm Beach County, FL	el Sentinel	www.sun-sentinel/elsentinel.com	Weekly	Free
Orlando Sentinel Media Group
	Orlando, FL	Orlando Sentinel	www.orlandosentinel.com	Daily	Paid
	Orlando, FL	el Sentinel	www.orlandosentinel/elsentinel.com	Weekly	Free
The Baltimore Sun Media Group
	Baltimore, MD	The Baltimore Sun	www.baltimoresun.com	Daily	Paid
	Annapolis, MD	The Capital	www.capitalgazette.com	Daily	Paid

Media Group	City	Masthead	Website	Circulation Type	Paid or Free
	Westminster, MD	Carroll County Times	www.carrollcountytimes.com	Daily	Paid
Hartford Courant Media Group
	Hartford County, CT, Middlesex County, CT, Tolland County, CT	The Hartford Courant	www.courant.com	Daily	Paid
Virginia Media Group
	Newport News, VA (Peninsula)	Daily Press	www.dailypress.com	Daily	Paid
	Norfolk, VA	The Virginian-Pilot	www.pilotonline.com	Daily	Paid
The Morning Call Media Group
	Lehigh Valley, PA	The Morning Call	www.themorningcall.com	Daily	Paid
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
Revenue Sources
Print advertising is typically in the form of display, preprint or classified advertising. Advertising and marketing services revenues are comprised of three basic categories: retail, national and classified. Retail is a category of customers who generally do business directly with the public. National is a category of customers who generally do business directly with other businesses. Classified is a type of advertising which is other than display or preprint.
Digital advertising consists of website display, banner ads, advertising widgets, coupon ads, video, search advertising and linear ads placed by Tribune on websites. Digital marketing services include development of mobile websites, search engine marketing and optimization, social media account management and content marketing for customers’ web presence for small to medium size businesses.
Circulation revenue results from the sale of print and digital editions of newspapers to individual subscribers, the sale of print editions of newspapers to sales outlets that re-sell the newspapers, and the sale of digital subscription access to the Company’s websites.
Other revenues are derived from commercial printing and delivery services provided to other newspapers, direct mail advertising and services, content syndication and licensing, referral fees and other related activities. The Company contracts with a number of national and local newspapers to both print and distribute their respective publications in local markets where it is a newspaper publisher. In some instances where it prints publications, it also manages and procures newsprint, ink and plates on their behalf. These arrangements allow the Company to leverage its investment in infrastructure in those markets that support its own publications. As a result, these arrangements tend to contribute incremental profitability and revenues. The Company currently distributes national newspapers (including The New York Times, USA Today, and The Wall Street Journal) in its local markets under multiple agreements. Additionally, in New York, Chicago, and South Florida, the Company provides some or all of these services to other local publications.

Results of Operations
Operating results are shown in the table below (in thousands):

	Three months ended
	Mar 29, 2020	Mar 31, 2019	% Change
Advertising	$76,816	$96,768	(20.6%)
Circulation	90,012	92,875	(3.1%)
Other	49,657	54,882	(9.5%)
Total operating revenues	216,485	244,525	(11.5%)
Compensation	96,828	97,709	(0.9%)
Newsprint and ink	10,720	16,103	(33.4%)
Outside services	75,042	83,813	(10.5%)
Other operating expenses	35,418	42,218	(16.1%)
Depreciation and amortization	9,473	12,084	(21.6%)
Impairment	51,049	—	*
Total operating expenses	278,530	251,927	10.6%
Loss from operations	(62,045)	(7,402)	*
Interest income (expense), net	(30)	220	*
Loss on equity investments, net	—	(487)	*
Other income, net	387	73	*
Income tax benefit	17,682	2,882	*
Net loss	(44,006)	(4,714)	*
Less: Income (loss) attributable to noncontrolling interest	1,330	(39)	*
Net loss attributable to Tribune common stockholders	$(45,336)	$(4,675)	*
* Represents positive or negative change in excess of 100%
Three months ended March 29, 2020 compared to the three months ended March 31, 2019
Advertising Revenue—Advertising revenues decreased 20.6%, or $20.0 million, in the three months ended March 29, 2020, compared to the same period for 2019, due to decreases in all revenue categories. Retail advertising decreased $14.6 million, year over year, national advertising decreased $2.9 million and classified advertising decreased $2.4 million. The COVID-19 pandemic continues to exacerbate the decline in advertising revenue. During the three months ended March 29, 2020 the Company saw a cancellation of approximately $3.4 million in existing advertising orders. The Company is unable to quantify the amount of orders customers did not place as a result of the pandemic.
Circulation Revenue—Circulation revenues decreased 3.1%, or $2.9 million, in the three months ended March 29, 2020, compared to the same period for 2019. Home delivery revenue decreased $4.4 million and single copy sales decreased $1.1 million. These decreases were partially offset by an increase of $2.6 million in digital subscription revenue as customers turn to digital delivery.
Other Revenue—Other revenues consist of commercial print and delivery, direct mail and marketing, and content syndication and licensing, referral fees and other revenue. Other revenues decreased 9.5%, or $5.2 million, in the three months ended March 29, 2020, compared to the same period for 2019. Commercial print and delivery revenue decreased $2.5 million, direct mail revenue decreased $1.0 million, and revenue from the TSA agreement decreased $5.3 million. These decreases were partially offset by a $3.3 million increase in referral revenue at BestReviews.
Compensation Expense—Compensation expense decreased 0.9%, or $0.9 million, in the three months ended March 29, 2020. This decrease was due primarily to a decrease in salary and payroll tax expense of $4.7 million, a decrease in stock-based compensation of $4.1 million and a decrease in incentive compensation of $3.4 million. These decreases were partially offset by an increase in severance costs of $9.5 million.

Newsprint and Ink Expense—Newsprint and ink expense decreased 33.4%, or $5.4 million, in the three months ended March 29, 2020. This decrease was due primarily to a decrease in the average cost per ton of newsprint and a decrease in volume.
Outside Services Expense—Outside services expense decreased 10.5%, or $8.8 million, in the three months ended March 29, 2020. This decrease was due primarily to a reduction of $3.8 million in third party delivery expense, a decrease of $3.4 million in professional services expense, and a reduction of $0.9 million in circulation and distribution expenses.
Other Operating Expenses—Other expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses, including gains on fixed asset sales. These expenses decreased 16.1%, or $6.8 million, in the three months ended March 29, 2020, due primarily to the $5.2 million gain recognized related to the sale of property in Virginia.
Depreciation and Amortization Expense—Depreciation and amortization expense decreased 21.6%, or $2.6 million, primarily due to decreased depreciation related to asset retirements in previous periods.
Impairment Expense—In the first quarter of 2020, the Company recorded a non-cash impairment charge of $51.0 million with $41.4 million related to long-lived assets, $7.1 million related to mastheads, and $2.5 million related to goodwill. Long-lived asset impairments include $7.0 million related to abandoned lease space. See the notes to the consolidated financial statements for additional information on these impairments.
Loss on Equity Investments, Net—Loss on equity investments, net decreased $0.5 million primarily due to impairments of certain investments of the Company in the prior year.
Income Tax Benefit—Income tax benefit increased $14.8 million for the three months ended March 29, 2020 over the prior year period. For the three months ended March 29, 2020, the Company recorded an income tax benefit of $17.7 million. The adoption of ASU 2019-12 resulted in the Company recording an additional interim tax benefit of $8.8 million for the three months ended March 29, 2020, due to the elimination of the rule that limited the interim period tax benefit. Additionally, the current period includes a $0.8 million benefit from the CARES Act relating to the carryback of a loss to a period with a higher tax rate. The effective tax rate on pretax income was 28.7% in the three months ended March 29, 2020. This rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, noncontrolling interest, tax expense related to vesting of stock compensation, goodwill impairment and other non-deductible expenses.
For the three months ended March 31, 2019, the Company recorded an income tax benefit of $2.9 million. The effective tax rate on pretax income was 37.9% in the three months ended March 31, 2019. The rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit and non-deductible expenses.
NON-GAAP MEASURES
Adjusted EBITDA—The Company defines Adjusted EBITDA as income (loss) from operations before equity in earnings of unconsolidated affiliates, income taxes, loss on early debt extinguishment, interest income (expense), other (expense) income, realized gain (loss) on investments, reorganization items, depreciation and amortization, net income attributable to noncontrolling interest, and other items that the Company does not consider in the evaluation of ongoing operating performance. These items include stock-based compensation expense, restructuring charges, impairment, transaction expenses, certain other charges and gains that the Company does not believe reflects the underlying business performance.

	Three months ended
(in thousands)	March 29, 2020	March 31, 2019	% Change
Net loss	$(44,006)	$(4,714)	*
Income tax benefit from operations	(17,682)	(2,882)	*
Interest income (expense), net	30	(220)	*
Loss on equity investments, net	—	487	*
Other income, net	(387)	(73)	*
Loss from operations	(62,045)	(7,402)	*
Depreciation and amortization	9,473	12,084	(21.6%)
Impairment	51,049	—	*
Restructuring and transaction costs (1)	13,221	10,870	21.6%
Stock based compensation	1,592	5,737	(72.3%)
Adjusted EBITDA from operations	$13,290	$21,289	(37.6%)
* Represents positive or negative change in excess of 100%
(1) - Restructuring and transaction costs include costs related to Tribune’s internal restructuring, such as severance, charges associated with vacated space and costs related to completed and potential acquisitions.
Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. Management believes that because Adjusted EBITDA excludes (i) certain non-cash expenses (such as depreciation, amortization, stock-based compensation, and gain/loss on equity investments) and (ii) expenses that are not reflective of the Company’s core operating results over time (such as restructuring costs, including the employee voluntary separation program and gain/losses on employee benefit plan terminations, litigation or dispute settlement charges or gains, premiums on stock buyback, impairment, and transaction-related costs), this measure provides investors with additional useful information to measure the Company’s financial performance, particularly with respect to changes in performance from period to period.  The Company’s management uses Adjusted EBITDA (a) as a measure of operating performance; (b) for planning and forecasting in future periods; and (c) in communications with the Company’s Board of Directors concerning the Company’s financial performance. In addition, Adjusted EBITDA, or a similarly calculated measure, has been used as the basis for certain financial maintenance covenants that the Company was subject to in connection with certain credit facilities. Since not all companies use identical calculations, the Company’s presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies and should not be used by investors as a substitute or alternative to net income or any measure of financial performance calculated and presented in accordance with U.S. GAAP. Instead, management believes Adjusted EBITDA should be used to supplement the Company’s financial measures derived in accordance with U.S. GAAP to provide a more complete understanding of the trends affecting the business.
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

LIQUIDITY AND CAPITAL RESOURCES
The Company expects to fund capital expenditures and potential pension contributions in 2020 and other operating requirements through a combination of existing cash balances and cash flows from operations and investments. The Company believes that its working capital and future cash from operations discussed below will provide adequate resources to fund its operating and financing needs for the foreseeable future. However, as discussed above under the COVID-19 Update section and in Item 1A Risk Factors, the Company’s financial and operating performance remains subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond the control of the Company. Tribune’s liquidity could be negatively impacted if these conditions continue for a significant period of time and the Company may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels and to meet our financial obligations. Capital and credit markets have been disrupted by the crisis and our ability to obtain any required financing is not guaranteed and largely dependent upon evolving market conditions and other factors. Depending on the continued impact of the crisis, further actions may be required to improve the Company’s cash position and capital structure. Despite the Company’s current liquidity position, no assurances can be made that cash flows from operations and investments, or dispositions of assets or operations will be sufficient to satisfy the Company’s future liquidity needs.
The Company’s access to, and the availability of, financing in the future will be impacted by many factors, including its credit rating, the liquidity of the overall capital markets and the current state of the economy. Additionally, There can be no assurances that the Company will have access to capital markets on acceptable terms.
Sources and Uses
The table below details the total operating, investing and financing activity cash flows from operations (in thousands):

	Three months ended
	March 29, 2020	March 31, 2019
Net cash provided by (used for) operating activities	$(2,782)	$4,744
Net cash used for investing activities	5,484	(4,061)
Net cash used for financing activities	(14,874)	(37)
Increase (decrease) in cash	$(12,172)	$646
Cash flow generated from operating activities is Tribune’s primary source of liquidity. Cash used for operating activities for the three months ended March 29, 2020, totaled $2.8 million compared to cash provided by operating activities of $4.7 million for the three months ended March 31, 2019. The increase in cash used for operating activities was primarily driven by a decrease in operating results of $6.1 million (defined as net loss adjusted for non-working capital items), with an increase in cash used for working capital of $1.5 million relating to decreases in accounts receivable collections partially offset by timing of newsprint payments.
Net cash provided by investing activities from operations totaled $5.5 million in the three months ended March 29, 2020, primarily due to the net proceeds of $9.0 million related to the sale of real property in Norfolk, Virginia, partially offset by $3.5 million used for capital expenditures. In the three months ended March 31, 2019, net cash used in investing activities totaled $4.1 million, primarily due to $3.9 million used for capital expenditures.
Net cash used for financing activities totaled $14.9 million for the three months ended March 29, 2020, primarily due to payment of a cash dividend of $9.1 million to the Company’s common stockholders on March 16, 2020 and a payment of $5.2 million in dividends paid to the noncontrolling interest in the first quarter of 2020. There were no material financing activities for the three months ended March 31, 2019.
Dividends
On February 19, 2020, the Board of Directors declared a cash dividend of $0.25 per share of common stock outstanding. The cash dividend of $9.1 million was paid on March 16, 2020 to shareholders of record as of March 2, 2020. Additionally, the Company accrued dividend equivalents of $0.2 million for RSUs outstanding as of the record date.

In March 2020, BestReviews declared dividends of $13.0 million to its stockholders. The Company’s portion of these dividends was $7.8 million and the noncontrolling interest’s portion was $5.2 million. See Note 11 to the Consolidated Financial Statements for additional information on the dividend to the noncontrolling interest.
On May 8, 2020, the Board of Directors of the Company suspended the Company's quarterly cash dividend program until further notice given the unprecedented economic disruption caused by COVID-19. This action along with many other operational actions taken at the Company will help preserve liquidity. The Board of Directors will continue to monitor liquidity needs and capital allocation in the future.
Multiemployer pension
During 2020 the Company is required to make $8.1 million in payments to the Teamsters Local Union No. 727 Pension Fund (the “Teamsters Fund”) under the amended rehabilitation plan. During the three months ended March 29, 2020 the Company has paid $0.7 million of the payments required. The Company expects to contribute an additional $7.4 million during the remainder of 2020.
The Company’s funding obligations under multiemployer plans are be subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations. These payments are expensed as the payments become due.
Employee Reductions
During the three months ended March 29, 2020, the Company implemented reductions in staffing levels in its operations of 276 positions for which the Company recorded pretax charges related to these reductions totaling $16.8 million. These reductions include 191 positions related to the voluntary severance incentive plan initiated in the first quarter of 2020. The related salary continuation payments began during the first quarter of 2020 and the final payment is expected to be made in the second quarter of 2021.
Other Changes
On July 23, 2019, the Company entered into an agreement to sell real property located in Norfolk, Virginia for a cash sales price of $9.5 million. The sale closed on January 22, 2020. The Company received net proceeds of $9.0 million and recorded a pre-tax gain of $5.2 million related to the sale.
NEW ACCOUNTING STANDARDS
See Note 1 in the Consolidated Financial Statements for a description of new accounting standards issued and/or adopted in the three months ended March 29, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 29, 2020, there had been no material changes in the Company’s exposure to market risk from the disclosure included in the 2019 Annual Report.
Item 4. Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 29, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting..
We have not experienced any material change in our internal controls over financial reporting despite most of our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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
Item 1A. Risk Factors
In addition to the other information in this report, investors should carefully consider the discussion under “Risk Factors” in Item 1A as filed in the 2019 Annual Report. We have described in the 2019 Annual Report the primary risks related to our business and securities, and we periodically update those risks for material developments. We are providing below, in supplemental form, the material changes to the Company’s risk factors that occurred during the past quarter. The risk factors disclosed in Item 1A of the 2019 Annual Report, provide additional disclosure and context for these supplemental risks.
Risks Relating to Our Business
The recent outbreak of the novel coronavirus has adversely affected our results of operations and could materially impact our business, financial condition, results of operations and cash flows in the future.
The recent outbreak of COVID-19 and ensuing pandemic has created significant volatility, uncertainty and economic disruption as federal, state and local governments take increasingly broad actions to mitigate this public health crisis. We have experienced significant disruption to our business, both in our operations and from the adverse effect on overall economic conditions. We have seen a decrease in demand for advertising as our customers cope with the uncertainties related to the pandemic and its related business closures, particularly in the retail and consumer services sectors. The volume under our commercial production and distribution contracts has also decreased. Additionally, the Company has closed many of its facilities and implemented widespread work-from-home arrangements which have disrupted our normal processes. The ultimate scope and duration of these closures is not known.
Additionally, our liquidity could be negatively impacted if these conditions continue for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels and to meet our financial obligations. Capital and credit markets have been disrupted by the crisis and our ability to obtain any required financing is not guaranteed and largely dependent upon evolving market conditions and other factors. Depending on the continued impact of the crisis, further actions may be required to improve the Company’s cash position and capital structure.
A sustained economic downturn may also result in the carrying value of our goodwill or other intangible assets exceeding their fair value, which may require us to recognize an impairment to those assets. A sustained downturn in the financial markets and related pension asset values may have the effect of increasing our pension funding obligations in order to ensure that our qualified pension plans continue to be adequately funded, which may divert cash flow from other uses.
The extent to which the COVID-19 outbreak ultimately impacts our business, sales, results of operations and financial condition will depend on future developments which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.
Our efforts to protect the health and safety of our employees may not be adequate, which could materially impact our business, financial condition and results of operations.
We rely on our employees’ ability to interact with the public. The COVID-19 pandemic, and the restrictions placed on social interaction, has impacted our ability to protect the health and safety of our employees. Though most of our employees are able to work remotely while sheltered in place, we have certain employees who must physically work together in our production facilities to produce our products, employees that interact with personnel in distribution locations to deliver such products and reporters who must interact with the public to gather information. We have to date and may in the future incur costs to ensure the safety of our employees, including medical testing, additional facility and equipment cleaning, process changes to ensure social distancing is maintained, and purchases of personal protective equipment, including masks, gloves, etc. Additionally, we could incur workers’ compensation or medical costs if our employees contract the virus. If we cannot adequately protect the health and safety of our employees, our business, financial condition and results of operations could be adversely affected.
The COVID-19 pandemic has highlighted challenges to our ability to react quickly to significant changes in business conditions.
We have taken extensive steps to mitigate the economic impact COVID-19 has had on our results of operations. These steps include salary reductions, elimination of staff positions, employee furloughs, revisions to manufacturing and distribution processes, reducing third-party spending, freezing discretionary spending, eliminating incentive and discretionary bonuses and delaying non-essential repairs and maintenance. However, these measures may not be sufficient to prevent adverse impacts on our business and financial condition from COVID-19. The COVID-19 pandemic has highlighted existing impediments to operational flexibility that have slowed our financial response to the decrease in revenue. These include a number of significant longer-term leases, multiemployer pension plans and collective bargaining issues which limit our ability to respond quickly to the rapidly changing economic environment. Our mitigation steps may also exacerbate certain existing operational risks such as retaining senior management or key employees given the salary reductions, and potential disputes with third parties.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 13, 2019, the Board of Directors authorized $25.0 million to be used for stock repurchases for 24 months from the date of authorization. No repurchases were made in the three months ended March 29, 2020.
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
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS Inline XBRL Instance Document
101.SCH Inline XBRL Taxonomy Extension Scheme Document
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 Cover Page formatted as Inline XBRL and contained Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIBUNE PUBLISHING COMPANY

June 8, 2020	By:	/s/ Michael N. Lavey
Michael N. Lavey
Interim Chief Financial Officer, Chief Accounting Officer and Controller