Form 10-Q
period 2020-06-28
Tribune Publishing Co
filed 2020-08-05
CIK 1593195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 28, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
TRIBUNE PUBLISHING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

160 N. Stetson Avenue
Chicago, Illinois	60601
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (312) 222-9100
Former name, former address and former fiscal year, if changed since last report.
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TPCO	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2020
Common Stock, $0.01 par value	36,522,269

1

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The statements contained in this Quarterly Report on Form 10-Q, as well as the information contained in the notes to our Consolidated Financial Statements, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based largely on our current expectations and reflect various estimates and assumptions by us. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in such forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond our control, include, without limitation, the effect of the novel coronavirus (“COVID-19”) and related governmental and economic responses; changes in advertising demand, circulation levels and audience shares; competition and other economic conditions; our ability to develop and grow our online businesses; changes in newsprint price and availability; our ability to maintain data security and comply with privacy-related laws; economic and market conditions that could impact the level of our required contributions to the defined benefit pension plans to which we contribute; decisions by trustees under rehabilitation plans (if applicable) or other contributing employers with respect to multiemployer plans to which we contribute which could impact the level of our contributions; our ability to maintain effective internal control over financial reporting; concentration of stock ownership among our principal stockholders whose interest may differ from those of other stockholders; and other events beyond our control that may result in unexpected adverse operating results. For specific risks related to the COVID-19 pandemic, refer to Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. For more information about these and other risks, see “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2020, and in our other filings with the SEC.
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

PART I.
Item 1. Financial Statements
TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Operating revenues	$183,100	$250,327	$399,585	$494,852
Operating expenses:
Compensation	70,265	95,808	167,093	193,517
Newsprint and ink	7,399	15,118	18,119	31,221
Outside services	66,169	80,425	141,211	164,238
Other operating expenses	30,073	39,223	65,491	81,441
Depreciation and amortization	9,869	11,648	19,342	23,732
Impairment	—	—	51,049	—
Total operating expenses	183,775	242,222	462,305	494,149
Income (loss) from operations	(675)	8,105	(62,720)	703
Interest income (expense), net	(185)	315	(215)	535
Loss on equity investments, net	(117)	(555)	(117)	(1,042)
Other income (expense), net	449	(56)	836	17
Income (loss) from continuing operations before income taxes	(528)	7,809	(62,216)	213
Income tax expense (benefit)	(2,084)	2,465	(19,766)	(417)
Net income (loss) from continuing operations	1,556	5,344	(42,450)	630
Plus: Loss from discontinued operations, net of taxes	—	(722)	—	(722)
Net income (loss)	1,556	4,622	(42,450)	(92)
Less: Income attributable to noncontrolling interest	2,162	1,926	3,492	1,887
Net income (loss) attributable to Tribune common stockholders	$(606)	$2,696	$(45,942)	$(1,979)

Net income (loss) from continuing operations available to Tribune common stockholders, per common share:
Basic	$(0.02)	$0.10	$(1.27)	$(0.04)
Diluted	$(0.02)	$0.10	$(1.27)	$(0.04)
Net income (loss) available to Tribune common stockholders, per common share:
Basic	$(0.02)	$0.08	$(1.27)	$(0.06)
Diluted	$(0.02)	$0.08	$(1.27)	$(0.06)
Weighted average shares outstanding:
Basic	36,462	35,711	36,378	35,669
Diluted	36,462	35,866	36,378	35,669

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net income (loss)	$1,556	$4,622	$(42,450)	$(92)
Comprehensive income (loss), net of taxes:
Amortization of items to periodic pension cost during the period, net of taxes of ($8), ($23), ($17) and ($46), respectively	(21)	(59)	(44)	(118)
Foreign currency translation	(7)	(10)	(7)	(12)
Comprehensive income (loss)	1,528	4,553	(42,501)	(222)
Less: Comprehensive income attributable to noncontrolling interest	2,162	1,926	3,492	1,887
Comprehensive income (loss) attributable to Tribune common stockholders	$(634)	$2,627	$(45,993)	$(2,109)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 28, 2020	December 29, 2019
Assets
Current assets
Cash	$80,515	$60,963
Accounts receivable, net	77,771	112,754
Inventories	3,724	4,820
Prepaid expenses and other current assets	23,424	15,114
Total current assets	185,434	193,651

Property, plant and equipment
Machinery, equipment and furniture	105,186	119,859
Buildings and leasehold improvements	77,635	86,403
	182,821	206,262
Accumulated depreciation	(94,687)	(84,530)
	88,134	121,732
Advance payments on property, plant and equipment	1,952	2,181
Property, plant and equipment, net	90,086	123,913

Other assets
Goodwill	115,197	117,675
Intangible assets, net	58,632	69,165
Software, net	20,101	20,736
Lease right-of-use asset	71,920	99,480
Restricted cash	33,449	37,290
Deferred income taxes	11,569	6,911
Other long-term assets	13,172	13,457
Total other assets	324,040	364,714

Total assets	$599,560	$682,278

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
(In thousands, except per share data)
(Unaudited)

	June 28, 2020	December 29, 2019
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$36,035	$46,482
Employee compensation and benefits	32,343	36,305
Deferred revenue	40,397	42,773
Current portion of long-term lease liability	28,559	25,380
Current portion of long-term debt	6,995	105
Other current liabilities	23,123	24,317
Total current liabilities	167,452	175,362

Non-current liabilities
Long term lease liability	87,247	98,847
Workers’ compensation, general liability and auto insurance payable	22,862	24,192
Pension and postretirement benefits payable	17,072	20,338
Deferred revenue	2,332	2,504
Long-term debt	56	6,857
Other obligations	11,248	5,851
Total non-current liabilities	140,817	158,589

Noncontrolling interest	—	63,501

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 30,000 shares; no shares issued or outstanding at June 28, 2020 and December 29, 2019	—	—
Common stock, $0.01 par value. Authorized 300,000 shares; 38,455 shares issued and 36,501 shares outstanding at June 28, 2020; 38,017 shares issued and 36,064 shares outstanding at December 29, 2019	384	380
Additional paid-in capital	180,323	177,957
Retained earnings	79,432	135,001
Noncontrolling interest	59,715	—
Accumulated other comprehensive income (loss)	(2,403)	(2,352)
Treasury stock, at cost - 1,954 shares at June 28, 2020 and December 29, 2019	(26,160)	(26,160)
Total stockholders’ equity	291,291	284,826

Total liabilities and stockholders’ equity	$599,560	$682,278

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Non controlling Interest	AOCI	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 29, 2019	38,018	$380	$177,957	$135,001	$—	$(2,352)	$(26,160)	$284,826
Reclassification of noncontrolling interest ("NCI") from temporary equity	—	—	—	—	64,133	—	—	64,133
Comprehensive income (loss)	—	—	—	(45,336)	1,020	(23)	—	(44,339)
Dividends declared to common stockholders	—	—	—	(9,305)	—	—	—	(9,305)
Dividends declared to NCI	—	—	—	—	(5,200)	—	—	(5,200)
NCI carrying value adjustment	—	—	—	(322)	—	—	—	(322)
Issuance of stock from restricted stock and restricted stock unit ("RSU") conversions	320	3	(3)	—	—	—	—	—
Stock-based compensation	—	—	1,592	—	—	—	—	1,592
Withholding for taxes on RSU conversions	—	—	(533)	—	—	—	—	(533)
Balance at March 29, 2020	38,338	383	179,013	80,038	59,953	(2,375)	(26,160)	290,852
Comprehensive income (loss)	—	—	—	(606)	2,162	(28)	—	1,528
Dividends declared to NCI	—	—	—	—	(2,400)	—	—	(2,400)
Issuance of stock from restricted stock and RSU conversions	117	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	1,540	—	—	—	—	1,540
Withholding for taxes on RSU conversions	—	—	(229)	—	—	—	—	(229)
Balance at June 28, 2020	38,455	$384	$180,323	$79,432	$59,715	$(2,403)	$(26,160)	$291,291

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENT OF EQUITY (continued)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	AOCI	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 30, 2018	37,551	$376	$166,668	$232,401	$27	$(26,160)	$373,312
Cumulative effect of adoption of leasing standard	—	—	—	(1,787)	—	—	(1,787)
Adjusted balance at December 30, 2018	37,551	376	166,668	230,614	27	(26,160)	371,525
Comprehensive loss attributable to controlling interests	—	—	—	(4,675)	(61)	—	(4,736)
Issuance of stock from restricted stock and RSU conversions	67	—	—	—	—	—	—
Stock-based compensation	—	—	5,737	—	—	—	5,737
Withholding for taxes on RSU conversions	—	—	(13)	—	—	—	(13)
Balance at March 31, 2019	37,618	376	172,392	225,939	(34)	(26,160)	372,513
Comprehensive income (loss) attributable to controlling interests	—	—	—	2,696	(69)	—	2,627
Dividends to common stockholders	—	—	—	(55,755)	—	—	(55,755)
Issuance of stock from restricted stock and RSU conversions	68	1	(1)	—	—	—	—
Stock-based compensation	—	—	2,914	—	—	—	2,914
Balance at June 30, 2019	37,686	$377	$175,305	$172,880	$(103)	$(26,160)	$322,299

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 28, 2020	June 30, 2019
Operating Activities From Continuing Operations
Net income (loss) from continuing operations	$(42,450)	$630
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,342	23,732
Impairment	51,049	—
Stock compensation expense	3,132	8,651
Loss on equity investments, net	117	1,042
Gain on sale of property	(5,069)	—
Deferred income taxes	(4,658)	1,822
Pension contribution	(2,501)	(1,054)
Postretirement benefits expense	(765)	(782)
Changes in working capital items:
Accounts receivable, net	37,236	33,417
Prepaid expenses, inventories and other current assets	(2,407)	(7,088)
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	(22,514)	(42,527)
Other, net	(200)	(274)
Net cash provided by operating activities	30,312	17,569

Investing Activities From Continuing Operations
Capital expenditures	(6,549)	(9,288)
Proceeds from the sale of property, plant and equipment	9,451	—
Other, net	—	(179)
Net cash provided by (used for) investing activities	2,902	(9,467)

Financing Activities From Continuing Operations
Repayments of capital lease obligations	(50)	(303)
Dividends paid to common stockholders	(9,091)	—
Dividends paid to noncontrolling interest	(7,600)	(3,400)
Withholding for taxes on restricted stock unit vesting	(762)	(13)
Net cash used for financing activities	(17,503)	(3,716)

Increase in cash attributable to continuing operations	$15,711	$4,386

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	Six months ended
	June 28, 2020	June 30, 2019
Cash flows used for operating activities from discontinued operations, net	$—	$(5,971)
Cash flows provided by investing activities from discontinued operations, net	—	—
Cash flows used for financing activities from discontinued operations, net	—	—
Decrease in cash attributable to discontinued operations	—	(5,971)

Net increase (decrease) in cash	15,711	(1,585)
Cash, cash equivalents and restricted cash, beginning of period	98,253	141,507
Cash, cash equivalents and restricted cash, end of period	$113,964	$139,922

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—Tribune Publishing Company was formed as a Delaware corporation on November 21, 2013. Tribune Publishing Company together with its subsidiaries (collectively, the “Company” or “Tribune”) is a media company rooted in award-winning journalism. Headquartered in Chicago, the Company operates local media businesses in eight markets with titles including the Chicago Tribune, New York Daily News, The Baltimore Sun, Hartford Courant, South Florida’s Sun Sentinel, Orlando Sentinel, Virginia’s Daily Press and The Virginian-Pilot, and The Morning Call of Lehigh Valley, Pennsylvania. Tribune also operates Tribune Content Agency (“TCA”) and is the majority owner in BestReviews LLC (“BestReviews”).
Fiscal Periods—The Company’s fiscal year ends on the last Sunday in December. Fiscal year 2020 ends on December 27, 2020 and fiscal year 2019 ended on December 29, 2019. Fiscal year 2020 and 2019 are 52-week years with 13 weeks in each quarter.
Basis of Presentation—The accompanying unaudited Consolidated Financial Statements and notes of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of Tribune as of June 28, 2020 and December 29, 2019 and the results of operations for the three and six months ended June 28, 2020 and June 30, 2019, respectively, and the cash flows for the three and six months ended June 28, 2020 and June 30, 2019, respectively. This includes all normal and recurring adjustments and elimination of intercompany transactions. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The year-end Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
The Company assesses its operating segments in accordance with Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” In the first quarter of 2020, the Company realigned its operations, combining the print and digital operations of its media groups together under the leadership of the Chief Executive Officer, who is also the chief operating decision maker for Tribune, as defined in ASC Topic 280. As a result of the realignment, beginning in the first quarter of 2020, the Company no longer reports separate segment results for its print and digital operations. Prior to the first quarter of fiscal 2020, Tribune was managed by its chief operating decision maker as two segments, segment M and segment X.
Accounting standards adopted in 2020—In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Topic 326, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and requires the use of an “expected loss” model for instruments measured at amortized cost. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this standard effective the beginning of fiscal year 2020 and the adoption did not have a material effect on the Company’s consolidated financial statements. See Note 2 for additional information related to the expected credit losses.
In December 2019, the FASB issued ASU 2019-12, Topic 740, Income Taxes, which simplifies accounting for income taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions related to intraperiod tax allocation, the interim period tax calculation and deferred tax liabilities. ASU 2019-12 is applied prospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted the standard effective the beginning of fiscal year 2020. See Note 11 for additional information related to the Company’s income taxes.
NOTE 2: EXPECTED CREDIT LOSSES
Tribune holds financial assets in the form of accounts receivable that are primarily generated from advertising revenues, certain circulation-related revenues and commercial print and delivery revenues, and are grouped as such. The accounts receivable and allowance for doubtful accounts are analyzed under the expected credit losses method. Payment

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

terms vary by revenue stream. Classified advertising and home delivery circulation terms are usually prepaid with advertising having terms of 30 to 60 days. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required
For accounts receivable, Tribune uses an aging expected credit losses method that includes forward-looking qualitative factors when they arise. The Company has identified the market effects of the COVID-19 pandemic as a forward-looking qualitative factor to be considered. The Company uses an analysis of 24-months of collection and write off history to calculate historical loss percentages by aging group, which are applied to all accounts within the aging group. Specific reserves are reviewed and handled on a case by case basis. Accounts receivable balances outstanding for a year are reserved at 100%. As customer balances are determined to be uncollectible, the balances are written off against the allowance for doubtful accounts. Included in the allowance for doubtful accounts are amounts for sales adjustments not related to expected credit losses; such as, rebates, billing adjustments, and returns. The credit loss expense was $1.2 million and $4.2 million for the three and six months ended June 28, 2020, respectively, and is included in other operating expenses on the Consolidated Statements of Income (Loss).
A summary of the activity with respect to the allowance for doubtful accounts for the six months ended June 28, 2020 is as follows (in thousands):

Accounts receivable allowance balance at December 29, 2019	$9,674
Current period provision	4,205
Write offs	(3,631)
Sales adjustments, net	117
Accounts receivable allowance balance at June 28, 2020	$10,365
Accounts receivable, net, at June 28, 2020 and December 29, 2019, consisted of the following (in thousands):

	June 28, 2020	December 29, 2019
Accounts receivable	$88,136	$122,428
Less: Allowance for doubtful accounts	10,365	9,674
Accounts receivable, net	$77,771	$112,754

NOTE 3: LEASES
Tribune’s leased facilities total approximately 4.2 million square feet in the aggregate. The Company currently has leased newspaper production facilities in Connecticut, Florida, Illinois, Maryland and New Jersey, however Tribune owns substantially all of the production equipment. For printing plants, the initial lease term is ten years with two options to renew for additional ten year terms. For distribution facilities, the initial lease term is generally five years, with options to renew either two or three additional five year terms. For office space, lease terms range from two to thirteen years. The Company has rent escalations, rent holidays and leasehold improvement incentives which are included in the determination of the right-of-use (“ROU”) and the lease liabilities.
Tribune subleases certain facilities that total approximately 0.1 million square feet in aggregate. The terms of these subleases are from two to ten years and expire between 2020 and 2023.
Lease Restructuring, Abatements and Deferrals
Effective April 1, 2020, and in light of the COVID-19 pandemic, the Company withheld payment of April, May and June rent related to a majority of its facilities and requested rent relief from the lessors in various forms, including lease restructuring, rent abatement, deferrals or lease terminations. The terms of the Company’s facility leases generally provide the lessors a number of remedies for late payment, including late fees, interest on amounts past due, the right to draw on any letter of credit supporting the lease, the right to terminate the lease with termination payments, including acceleration of certain future rents net of landlord mitigation amounts, or the right to terminate our possession of the facility, among others.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company has been notified by a number of lessors that it is in default and certain of such lessors have formally filed complaints in their local jurisdictions. The Company is negotiating with such lessors on terms of the rent relief and the lessors’ remedies and is responding timely to all filed complaints.
Lease Abatements and Deferrals
In April 2020, the FASB staff issued interpretive guidance on the accounting for lease concessions that are related to the effects of the COVID-19 pandemic. Tribune has elected to apply the guidance to the lease concessions that have been secured. As of April 2020, the Company began recognizing rent abatements or deferrals received from landlords as reductions in variable lease payments. This election will continue while these abatements or deferrals are in effect. Through June 28, 2020, the Company has secured rent abatements and deferrals for approximately 11 leases.
Lease Restructuring
In the three months ended June 28, 2020, the Company completed modifications for 13 leases. These modifications included various changes to the terms of the leases including deferrals and abatements in exchange for term extensions for periods of 3 months to 22 months. The impact of these modifications is not material.
Lease Terminations
The Company has negotiated lease terminations with lessors on 4 leases. Some of the lease termination agreements required forfeiture of the security deposit as well as various payments, such as past due rents, repair fees, and termination fees. For the three and six months ended June 28, 2020 the Company has recorded termination-related expenses, such as forfeiture of deposits, past due rents, repairs, and early termination fees of $0.4 million that are included in other operating expense on the Consolidated Statements of Income (Loss).
Below is a summary of information related to the Company’s leases (in thousands):

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Lease Cost:
Finance lease cost:
Amortization of ROU assets	$53	$79	$131	$157
Interest on lease liabilities	29	26	57	52
Operating lease cost	5,930	7,112	13,191	14,247
Short-term lease costs	153	217	343	578
Variable lease costs	1,469	1,945	3,183	3,570
Sublease income	(687)	(443)	(1,430)	(1,572)
Total lease cost	$6,947	$8,936	$15,475	$17,032
Below is a summary of the supplemental cash flow information related to leases (in thousands):

	Six months ended
	June 28, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$12,370	$20,431
Operating cash flows used for finance leases	—	60
Financing cash flows used for finance leases	$50	$303
ROU assets obtained in exchange for new operating lease liabilities	$2,032	$2,159

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Below is a summary of the weighted average remaining lease terms and weighted average discount rates related to leases for the six months ended June 28, 2020:

Weighted average remaining lease term - finance leases (in years)	0.6 years
Weighted average remaining lease term - operating leases (in years)	5.7 years

Weighted average discount rate - finance leases	5.75%
Weighted average discount rate - operating leases	4.74%
Future minimum lease payments under noncancelable operating lease arrangements having initial terms of one year or more as of the six months ended June 28, 2020, are as follows (in thousands):

	Operating Leases	Finance Leases	Subleases
2020, remaining	$18,690	$50	$1,375
2021	28,745	6,949	2,163
2022	26,638	—	1,620
2023	17,084	—	1,579
2024	9,560	—	—
Thereafter	33,051	—	—
Total future lease payments	133,768	6,999	6,737
Less: Imputed interest	17,244	65	—
Net future minimum lease payments	$116,524	$6,934	$6,737
Lease Abandonment
During the first quarter of 2020, the Company permanently vacated 21,952 square feet of office space in Chicago and 17,960 square feet of office space in Los Angeles. The abandonment of the office space is an indicator of impairment and the Company assessed the lease ROU assets and leasehold improvements for impairment. Estimates of fair value include Level 3 inputs which are subjective in nature, involve uncertainties and matters of significant judgment and are made at a specific point in time. To calculate the fair value of the vacated space, the Company used the discounted cash flows from estimated sublease payments and compared the result to the sum of the carrying values of the lease ROU asset and the leasehold improvements. The discount rate used is a market place lessor's expected rate of return. During the six months ended June 28, 2020, the Company recorded non-cash impairment charges of $2.8 million related to the impairment of the lease ROU assets and $4.2 million related to the impairment of the leasehold improvements associated to the vacated office space.
Subsequent to June 28, 2020, the Company reached agreements to terminate an additional 4 leases with additional leases still in negotiations. Leased space in Los Angeles permanently vacated and discussed above was terminated effective on July 1, 2020 upon agreement with the lessor. The termination agreement includes a termination fee of $1.3 million, comprised of the forfeited deposit and cash of $1.2 million that was paid upon termination. The termination resulted in a gain of $0.3 million that will be recognized in the third quarter of 2020.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company receives a significant portion of the payments from its subscribers in advance of the delivery of the content either in print or digitally. These up-front payments and fees are recorded as deferred revenue upon receipt and generally require deferral of revenue recognition to a future period until the Company performs its obligations under the subscription agreement. The deferred revenue is recognized as revenue as the content is delivered. The deferred revenue is considered a contract liability under ASC 606. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. Therefore, the Company has no contract assets as defined under ASC 606. As of December 29, 2019, the Company had a contract liabilities balance of $45.3 million, of which $37.7 million has been recognized as revenue in the six months ended June 28, 2020.
The Company’s revenues disaggregated by type of revenue is as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Print	$38,082	$79,814	$95,996	$155,667
Digital	15,679	23,738	34,581	44,653
Advertising	53,761	103,552	130,577	200,320
Print	77,122	84,809	158,313	171,490
Digital	10,133	6,762	18,954	12,956
Circulation	87,255	91,571	177,267	184,446
Commercial print & delivery	17,098	23,902	39,014	48,361
Direct mail	5,056	8,940	12,666	17,578
Content syndication and other	19,930	22,362	40,061	44,147
Other	42,084	55,204	91,741	110,086
Total operating revenues	$183,100	$250,327	$399,585	$494,852
The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within compensation in the accompanying Consolidated Statements of Income (Loss). Additionally, the Company does not disclose the value of unsatisfied performance obligations because the vast majority of contracts have original expected lengths of one year or less and payment terms are generally short-term in nature unless a customer is in bankruptcy.
NOTE 5: CHANGES IN OPERATIONS
The Company continually assesses its operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. In the past these activities have included, and could include in the future, outsourcing of various functions or operations, abandonment of leased space and other activities which may result in changes to employee headcount.
Employee Reductions
During the six months ended June 28, 2020, the Company implemented reductions in staffing levels in its operations of 568 positions for which the Company recorded pretax charges related to these reductions and executive separation totaling $23.0 million.
The 2020 severance charge included reductions for 199 positions related to a Voluntary Severance Incentive Plan (“2020 VSIP”) initiated in the first quarter of 2020. The 2020 VSIP provided enhanced separation benefits to eligible employees with more than eight years of service. The Company plans to fund the 2020 VSIP ratably over the payout period through salary continuation. The related salary continuation payments began during the first quarter of 2020 and are expected to continue through the third quarter of 2021.
The 2020 severance charge also included reductions for 141 positions related to the Company’s decision during the second quarter of 2020 to contract with a third party to outsource the printing and packaging of The Virginian-Pilot. The

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

services will be fully transitioned to the third party by the end of the third quarter. The related salary continuation payments began during the second quarter of 2020 and are expected to continue through the third quarter of 2021.
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
Included in the 2019 severance charge was approximately $4.0 million related to the separation of the Company’s former CEO and two senior executives in the digital space. Each of these employees had employment contracts which provided for immediate payout of any contractual compensation under the employment agreement in the event of separation. These employment agreements were amended to permit payment of the severance as salary continuation over the remainder of 2019, during which time equity-based awards continued to vest. The severance payments to these executives, including compensation and medical benefits, if any, were accrued in the first quarter of 2019. Additionally, as a result of the separation the Company recognized accelerated stockbased compensation expense during the six months ended June 30, 2019 of $1.5 million.
A summary of the activity with respect to the Company’s severance accrual for the six months ended June 28, 2020 is as follows (in thousands):

Balance at December 29, 2019	$2,580
Provision	23,029
Payments	(12,588)
Balance at June 28, 2020	$13,021
Charges for severance and related expenses are included in compensation expense in the accompanying Consolidated Statements of Income (Loss).
Other Changes
On July 23, 2019, the Company entered into an agreement to sell real property located in Norfolk, Virginia for a cash sales price of $9.5 million. The sale closed on January 22, 2020. The Company received net proceeds of $9.0 million and recorded a pre-tax gain during the six months ended June 28, 2020 of $5.2 million related to the sale. The gain is included as a reduction in other operating expenses in the Company’s Consolidated Statements of Income (Loss).
As a result of the printing and packaging outsourcing at The Virginian-Pilot discussed above, certain assets required to print and package the The Virginian-Pilot will no longer be used as of the transition date, therefore the Company is recognizing accelerated depreciation on the equipment. As a result, the Company recognized $2.3 million in accelerated depreciation in the three and six months ended June 28, 2020. These charges are included in depreciation and amortization expenses in the accompanying Consolidated Statements of Income (Loss).
NOTE 6: DISCONTINUED OPERATIONS
On June 18, 2018, the Company completed the sale of the Los Angeles Times, The San Diego Union-Tribune and various other titles of the Company’s California properties (“California Properties”) to Nant Capital, LLC (“Nant Capital”) for an aggregate purchase price of $500.0 million in cash, plus the assumption of unfunded pension liabilities related to the San Diego Pension Plan, less a post-closing working capital adjustment to the buyer of $9.7 million (the "Nant Transaction").

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
During the three and six months ended June 30, 2019, the Company made adjustments to certain reserves related to indemnified liabilities of $1.0 million and recorded $0.3 million in a tax benefit. There were no discontinued operations in the six months ended June 28, 2020.
NOTE 7: RELATED PARTY TRANSACTIONS
Transition Services Agreement with NantMedia Holdings, LLC
In connection with the closing of the Nant Transaction, the Company entered into a transition services agreement (“TSA”) with NantMedia Holdings, LLC (“NantMedia”), providing for up to twelve months of transition services between the parties at negotiated rates approximating cost. On January 17, 2019, this agreement was amended to extend the date of the TSA to June 30, 2020. Either party could discontinue all or a portion of the services being provided to such party by providing 60 days advance notice.
As the operational transition winds-down, there are certain costs that the Company paid on behalf of NantMedia due to commingled contracts and processes. Such costs include newsprint, rent, benefits, and other operating activities. The TSA provides for reimbursement to the Company for such charges until the contracts and processes can be separated. Additionally, the Company receives some revenue payments related to commingled revenue contracts that include the California Properties. These payments are reimbursed to NantMedia. A summary of the activity with respect to the TSA is as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Accounts receivable from Nant Capital beginning balance	$6,015	$10,775	$6,118	$17,909
Revenue for TSA services	932	5,948	2,679	12,954
Reimbursable costs	12,283	13,332	27,282	29,677
Amounts received for TSA services	(1,281)	(6,537)	(2,953)	(12,403)
Amounts received for reimbursable costs	(12,861)	(14,775)	(28,298)	(40,013)
Amounts reimbursed to Nant for amounts collected from third parties under commingled revenue contracts	153	7,011	971	13,076
Amounts collected from third parties under commingled revenue contracts	—	(6,787)	(558)	(12,233)
Accounts receivable balance from NantMedia at quarter end (1)	$5,241	$8,967	$5,241	$8,967
(1) - The accounts receivable from NantMedia balance as of June 28, 2020 consists of $3.4 million of charges which had been billed and $1.9 million of charges which had not been billed as of that date.
NOTE 8: INVENTORIES
Inventories at June 28, 2020 and December 29, 2019 consisted of the following (in thousands):

	June 28, 2020	December 29, 2019
Newsprint	$3,367	$4,510
Supplies and other	357	310
Total inventories	$3,724	$4,820
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
As a result of the Company’s evaluation, the Company determined the carrying value for the long-lived assets for the New York Daily News Media Group were impaired. To determine the fair value of the long-lived assets for the New York Daily News, the Company valued the production assets and real estate using the market approach. The remaining assets were valued under an income approach. Estimates of fair value include Level 3 inputs as they are subjective in nature, involve uncertainties and matters of significant judgment and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. During the six months ended June 28, 2020, the Company recorded non-cash impairment charges of $16.1 million related to property, plant and equipment, $14.5 million related to lease ROU assets and $4.0 million related to other long-lived assets. The impairment charges resulted primarily from a decline in the fair value due to lower projected cash flows versus historical estimates.
NOTE 10: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets at June 28, 2020 and December 29, 2019, consisted of the following (in thousands):

	June 28, 2020			December 29, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	$115,197		$115,197	$117,675		$117,675

Newspaper mastheads (1)	$27,735	$—	$27,735	$34,826	$—	$34,826
Subscribers (useful life of 2 to 10 years)	7,312	(5,985)	1,327	7,312	(5,642)	1,670
Advertiser relationships (useful life of 2 to 13 years)	27,648	(16,258)	11,390	27,648	(15,002)	12,646
Trade names (useful life of 20 years)	15,100	(4,470)	10,630	15,100	(4,093)	11,007
Other (useful life of 1 to 20 years)	16,181	(8,631)	7,550	16,181	(7,165)	9,016
Total intangible assets	$93,976	$(35,344)	$58,632	$101,067	$(31,902)	$69,165

Software (useful life of 2 to 10 years)	$145,094	$(124,993)	$20,101	$140,727	$(119,991)	$20,736
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
Estimates of fair value include Level 3 inputs as they are subjective in nature, involve uncertainties and matters of significant judgment and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time (for the first quarter 2020 impairment test, the perpetuity growth (decline) rates used ranged from (22.1)% to 2.4%), forecasted revenue growth rates (for the first quarter 2020 impairment test, forecasted revenue growth (decline) ranged from (29.0)% to 17.9%), projected operating cash flow margins, estimated tax rates,

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

depreciation expense, capital expenditures, required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (for the first quarter 2020, the weighted average cost of capital used was 10.0% for print and ranged from 12.3% to 13.3% for digital properties). As of March 29, 2020, the Orlando Sentinel Media Group and the Sun Sentinel Media Group’s carrying values exceeded their fair values and the Company recorded non-cash impairment charges of $1.3 million and $1.1 million, respectively, during the six months ended June 28, 2020. The impairment charges resulted primarily from a decline in the fair value due to lower projected cash flows versus historical estimates. After these impairment charges, the calculated fair value of the Company’s reporting units with remaining goodwill balances exceeded their carrying values by at least 85.0%, except for the New York Daily News Media Group, which has a negative carrying value and goodwill of $1.4 million. As of June 28, 2020, the accumulated goodwill impairment charges to date are $18.8 million.
For mastheads, the calculated fair value includes Level 3 inputs and was determined using the royalty savings method. The key assumptions used in the fair value estimates under the royalty savings method are revenue and market growth, royalty rates for newspaper mastheads (for first quarter 2020, the royalty rate used ranged from 0.8% to 4.9%), estimated tax rates, an appropriate risk-adjusted weighted-average cost of capital (for the first quarter 2020, the weighted average cost of capital used was 10.0% for print and ranged from 12.3% to 13.3% for digital properties). These assumptions reflect Tribune’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of Tribune’s control. For mastheads as of the measurement date, the calculated fair value exceeded the carrying value by more than 100% in all instances, except for the Sun Sentinel Media Group and the New York Daily News Media Group. As of March 29, 2020, the Sun Sentinel Media Group and the New York Daily News Media Group masthead carrying values exceeded their fair values and the Company recorded non-cash impairment charges of $6.3 million and $0.8 million, respectively, during the six months ended June 28, 2020.
The changes in the carrying amounts of goodwill and newspaper mastheads during the six months ended June 28, 2020 is as follows (in thousands):

	Goodwill	Newspaper mastheads
Balance at December 29, 2019	$117,675	$34,826
Impairment	(2,478)	(7,091)
Balance at June 28, 2020	$115,197	$27,735

NOTE 11: INCOME TAXES
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act permits deferral of the payment of certain taxes due in 2020 including employer portion of social security tax. The Company elected to defer payment of the employer portion of social security tax. The CARES Act also included tax law changes such as net operating loss carryback changes and changes in depreciation of qualified improvement property that impact the Company. The Company will continue to assess the effect of the CARES Act and ongoing other government legislation related to COVID-19 that may be issued.

The Company has early adopted ASU 2019-12 which eliminates the rule that limited the interim tax benefit to the tax benefit expected for the year. The adoption has no effect on the Company’s consolidated financial statements with the exception of the change in the interim period tax calculation, which resulted in the Company recording an additional interim tax benefit of $8.3 million during the six months ended June 28, 2020, respectively. Additionally, the three and six months ended June 28, 2020 includes a benefit from the CARES Act relating to the carryback of a loss to a period with a higher tax rate of $0.2 million and $1.0 million, respectively.
For the three and six months ended June 28, 2020, the Company recorded an income tax benefit of $2.1 million and $19.8 million, respectively, which includes the impact of the CARES Act and the early adoption of ASU 2019-12. The effective tax rate on pretax income was 394.7% and 31.8% in the three and six months ended June 28, 2020, respectively. For the three and six months ended June 28, 2020, the rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, income from noncontrolling interest, tax expense related to vesting of stock compensation, non-deductible goodwill impairment and other nondeductible expenses.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three and six months ended June 30, 2019, the Company recorded an income tax expense relating to continuing operations of $2.5 million and an income tax benefit relating to continuing operations of $0.4 million, respectively. The effective tax rate on pretax income was 31.6% and (195.8)% in the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2019, the rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, income from non-controlling interest, tax expense related to vesting of stock compensation, and nondeductible expenses.
NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFITS
Multiemployer Pension Plans
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. During the six months ended June 28, 2020, the Company made contributions totaling $3.4 million to the Teamsters Local Union No. 727 Pension Fund (the “Teamsters Fund”), pursuant to its amended rehabilitation plan. The Company expects to contribute an additional $3.9 million during the remainder of 2020. These payments are expensed as the payments become due.
Defined Benefit Plans
The Company is the sponsor of a single-employer defined benefit plan, the Daily News Retirement Plan (the “NYDN Pension Plan”). The NYDN Pension Plan provides benefits to certain current and former employees of the New York Daily News. As of March 31, 2018, future benefits under the NYDN Pension Plan were frozen and no new participants are permitted after that time. The Company contributed $2.5 million to the NYDN Pension Plan in the six months ended June 28, 2020. The Company’s remaining required minimum contribution for 2020 is not material. The CARES Act allows companies to defer making the required minimum contributions until January 1, 2021. Should companies defer making contributions, such deferred contributions accrue interest from the original due date through the payment date. The Company has not deferred any contributions as permitted by the CARES Act.
The components of net periodic benefit for the NYDN Pension Plan are as follows (in thousands):

	Three months ended		Six months ended		Affected Line Items in the Consolidated Statements of Income (Loss)
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Service Cost	$—	$(80)	$—	$—	Compensation
Interest cost	557	947	1,107	1,759	Other income (expense), net
Expected return on assets	(946)	(938)	(1,892)	(2,107)	Other income (expense), net
Net periodic benefit	$(389)	$(71)	$(785)	$(348)
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

	Three months ended		Six months ended		Affected Line Items in the Consolidated Statements of Income (Loss)
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Service Cost	$4	$4	$7	$8	Compensation
Interest cost	7	9	13	19	Other income (expense), net
Amortization of prior service credits	(31)	(82)	(66)	(164)	Other income (expense), net
Amortization of actuarial gains	2	—	5	—	Other income (expense), net
Net periodic benefit	$(18)	$(69)	$(41)	$(137)

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
On February 3, 2020, the Company and the seller amended the LLC Agreement to, among other things, remove the Put Option and Call Option sections of the LLC Agreement. This amendment eliminated the requirement as of that date in fiscal 2020 and in future periods to adjust the carrying value of the noncontrolling interest to the amount the Company would be required to pay to acquire the noncontrolling interest. Additionally, due to elimination of the Put Option, the noncontrolling interest has been reclassified to the Stockholders’ Equity section of the consolidated balance sheet. During the six months ended June 28, 2020, the Company recorded a carrying value adjustment of $0.3 million related to the period prior to the amendment of the LLC Agreement.
A summary of the activity with respect to noncontrolling interest for the six months ended June 28, 2020 is as follows (in thousands):

Balance at December 29, 2019	$63,501
Carrying value adjustment	322
Income attributable to noncontrolling interest	310
Reclassification of noncontrolling interest ("NCI") from temporary equity	(64,133)
Balance at June 28, 2020	$—
The income attributable to the noncontrolling interest for the six months ended June 28, 2020 was $3.5 million with $0.3 million attributed to the noncontrolling interest before the February 3, 2020 amendment as presented above and $3.2 million attributed to the noncontrolling interest after the February 3, 2020 amendment as presented in the Consolidated Statement of Equity.
Subsequent to the February 3, 2020 amendment BestReviews declared and paid dividends in the first quarter of 2020 of $13.0 million to its stockholders. The Company’s portion of these dividends was $7.8 million and the noncontrolling stockholders’ portion was $5.2 million. In June 2020, BestReviews declared and paid dividends of $6.0 million to its stockholders. The Company’s portion of these dividends was $3.6 million and the noncontrolling interest’s portion was $2.4 million. These dividends are presented in the Consolidated Statement of Equity.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 14: EARNINGS (LOSS) PER SHARE
Basic earnings per common share is calculated by dividing net income (loss) attributable to Tribune common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of common shares under equity-based compensation plans, except where the inclusion of such common shares would have an anti-dilutive impact. In accordance with ASC 260-10-55, net income (loss) from continuing operations is the control number in determining whether potential common shares are dilutive. If there is net loss from continuing operations, all potential common shares are considered anti-dilutive.
Basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Income (loss) - Numerator:
Net income (loss) from continuing operations	$1,556	$5,344	$(42,450)	$630
Less: Income attributable to noncontrolling interest	2,162	1,926	3,492	1,887
Less: Noncontrolling interest carrying value adjustment	—	—	322	—
Net income (loss) available to Tribune common stockholders, before discontinued operations	(606)	3,418	(46,264)	(1,257)
Plus: Loss from discontinued operations, net of taxes	—	(722)	—	(722)
Net income (loss) attributable to Tribune common stockholders	$(606)	$2,696	$(46,264)	$(1,979)

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	36,462	35,711	36,378	35,669
Dilutive effect of employee stock options and RSUs	—	155	—	—
Adjusted weighted average shares outstanding (diluted)	36,462	35,866	36,378	35,669

Basic net income (loss) attributable to Tribune per common share:
Income (loss) from continuing operations	$(0.02)	$0.10	$(1.27)	$(0.04)
Income (loss) from discontinued operations	$—	$(0.02)	$—	$(0.02)
Basic net income (loss) attributable to Tribune per common share	$(0.02)	$0.08	$(1.27)	$(0.06)

Diluted net income (loss) attributable to Tribune per common share:
Income (loss) from continuing operations	$(0.02)	$0.10	$(1.27)	$(0.04)
Income (loss) from discontinued operations	$—	$(0.02)	$—	$(0.02)
Diluted net income (loss) attributable to Tribune per common share	$(0.02)	$0.08	$(1.27)	$(0.06)
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 361,608 and 473,274 for the three and six months ended June 28, 2020, respectively. The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 924,887 for the three and six months ended June 30, 2019, respectively.
The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 666,003 and 660,282 for the three and six months ended

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

June 28, 2020, respectively. The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 1,341,464 and 1,282,973 for the three and six months ended June 30, 2019, respectively.
NOTE 15: STOCKHOLDERS’ EQUITY
Dividends
On February 19, 2020, the Board of Directors declared a cash dividend of $0.25 per share of common stock outstanding. The cash dividend of $9.1 million was paid on March 16, 2020, to shareholders of record as of March 2, 2020. Additionally, the Company accrued dividend equivalents of $0.2 million for RSUs outstanding as of the record date.
On May 8, 2020, the Board of Directors of the Company suspended the Company's quarterly cash dividend program until further notice given the unprecedented economic disruption caused by COVID-19. This action, along with many other operational actions taken at the Company, will help preserve liquidity. The Board of Directors will continue to monitor liquidity needs and capital allocation in the future.
Stock Repurchases
On March 13, 2019, the Board of Directors authorized $25.0 million to be used for stock repurchases for 24 months from the date of authorization. No repurchases were made in the six months ended June 28, 2020.
Significant Shareholders
Alden Funds
Alden Global Opportunities Master Fund, L.P. and Alden Global Value Recovery Master Fund, L.P. (together, the “Alden Funds”) beneficially own 11,544,213 shares of Tribune common stock, which represented 31.6% of the outstanding shares of Tribune common stock as of June 28, 2020. During November 2019, the Alden Funds acquired 11,544,213 shares of the Company’s common stock. Of those shares, 9,071,529 shares were purchased from Merrick Media and Michael W. Ferro, previously the Company’s non-executive Chairman of the Board, in a private transaction and the remaining shares were purchased on the open market.
On December 1, 2019, the Company entered into a Cooperation Agreement (“Cooperation Agreement”) with the Alden Funds pursuant to which the Board of Directors of the Company (the “Board”) agreed to increase the size of the Board to eight directors and promptly appoint two designees from the Alden Funds (“Alden Designees”) as directors of the Company. Additionally, until June 30, 2020 (“Cooperation Period”), the size of the Board of Directors would not be increased above eight members. Among other provisions, the Cooperation Agreement further provides that during the Cooperation Period, the Alden Funds and their affiliates would be subject to customary standstill restrictions, including (among others) refraining from (i) acquiring securities of the Company if it would result in their ownership of more than 33.0% of the Company’s outstanding shares of common stock, $0.01 par value; (ii) soliciting proxies to vote any securities of the Company; (iii) forming or participating in a “group” in connection with the Company’s voting securities or (iv) otherwise acting alone, or in concert with others, to seek to control or knowingly influence the management, the Board or policies of the Company (the “Standstill Restrictions”); provided that such prohibitions terminate if (a) a person or group that owns more than 15.0% of the issued and outstanding common stock (a “Related Party Investor”) (x) makes any proposal (other than a precatory proposal) at a meeting of the Company’s stockholders or otherwise acts alone, or in concert with others, to seek to control or knowingly influence the management, the Board or policies of the Company, (y) cooperates or otherwise acts in concert with the Board to nominate or elect a director that is proposed by, or is an employee or affiliate of, such Related Party Investor, or (z) acquires beneficial ownership of shares of common stock representing an additional 5.0% or more of the issued and outstanding common stock; (b) the Company enters into a material agreement with any Related Party Investor, other than on arms’ length terms (a “Related Party Agreement”) or alters, amends or modifies in any way a Related Party Agreement, other than on terms no less favorable to the Company than would be obtainable through arms’-length negotiations with a hypothetically similarly situated bona fide third-party; (c) the Company amends, waives or fails to enforce, the terms of any voting agreement or standstill agreement between the Company and a Related Party Investor other than such amendments or waivers that, taken as a whole, make the agreement more restrictive on the Related Party Investor

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

or (d) the Alden Designees are not nominated for election at, or are not elected at, the Company’s 2020 annual stockholder meeting. During the Cooperation Period, the Alden Funds and their respective affiliates will vote their shares of common stock in favor of any of the Board’s director nominees and against the removal of any such directors. The Cooperation Agreement expired on June 30, 2020.
On July 1, 2020, the Company entered into an Amended and Restated Cooperation Agreement (the “Amended and Restated Cooperation Agreement”) with the Alden Funds and Alden Global Capital LLC regarding the composition of the Board and related matters. The Amended and Restated Cooperation Agreement provides that the Board of Directors of the Company will increase the size of the Board to seven directors and appoint Randall D. Smith to fill the resulting vacancy. The Board had been reduced to six members at the 2020 annual shareholders meeting when two of the Board members retired. Additionally, until the earlier of June 16, 2021 or the first business day following the Company’s 2021 annual meeting of stockholders, which will be held on or before June 15, 2021 (the “Amended Cooperation Period”), the size of the Board of Directors will not be increased above seven members. The Amended and Restate Cooperation Agreement carried forward from the Cooperation Agreement the Standstill Restrictions, with certain changes to the termination provisions. The threshold for a person or group to become a Related Party Investor was lowered to ownership of more than 10.0% of the Company’s issued and outstanding common stock, and the Standstill Restrictions will terminate only if (a) a Related Party Investor (x) submits a valid stockholders proposal (other than a precatory proposal) at a meeting of the Company’s stockholders or (y) submits a valid notice of nomination to nominate on or more persons for election to the Board at a meeting of the Company’s stockholders; (b) the Company enters into a material agreement with any Related Party Investor, other than a Related Party Agreement or alters, amends or modifies in any way a Related Party Agreement, other than on terms no less favorable to the Company than would be obtainable through arms’-length negotiations with a hypothetically similarly situated bona fide third-party; (c) the Company amends, waives or fails to enforce, the terms of any voting agreement or standstill agreement between the Company and a Related Party Investor other than such amendments or waivers that, taken as a whole, make the agreement more restrictive on the Related Party Investor; (d) any of Ms. Dana Goldsmith Needleman, Mr. Christopher Minnetian, Mr. Randall D. Smith and their successors designated by the Alden Funds are not nominated for election at, or are not elected at, the Company’s 2021 annual stockholder meeting; or (e) on the date that (1) the Company executes a definitive agreement providing for the acquisition of a majority of the outstanding shares of common stock or a majority of the consolidated assets of the Company and its subsidiaries or (2) is 10 business days after commencement of a tender offer that, if consummated, would result in the offeror acquiring a majority of the outstanding shares of common stock and the Board has not recommended against acceptance of such tender offer. The prohibitions described in clause (i) of the Standstill Restrictions above will also terminate on the date that any person or group, other than the Alden Funds and their affiliates, acquires beneficial ownership of shares of common stock that results in such person or group beneficially owning 30.0% or more of the Company’s then-outstanding shares of common stock. During the Amended Cooperation Period, the Alden Funds will (a) vote their shares of common stock in favor of any Company director or any nominee designated by the Compensation, Nominating and Corporate Governance Committee of the Board and against the removal of any Company director and (b) not deposit any shares of common stock that they own or have the right to vote into a voting trust or subject them to a voting agreement or similar arrangement.
Nant Capital, LLC
Dr. Patrick Soon-Shiong, a former director of the Company, together with Nant Capital, beneficially own 8,743,619 shares of Tribune common stock, which represented 24.0% of the outstanding shares of Tribune common stock as of June 28, 2020. California Capital Equity, LLC (“CalCap”) directly owns all of the equity interests of Nant Capital, and CalCap may be deemed to have beneficial ownership of the shares held by Nant Capital. Dr. Soon-Shiong directly owns all of the equity interests of CalCap and may be deemed to beneficially own and share voting power and investment power with Nant Capital over all shares of Tribune common stock beneficially owned by Nant Capital. Under the Securities Purchase Agreement dated May 22, 2016, among the Company, Nant Capital and Dr. Patrick Soon-Shiong (“Nant Purchase Agreement”), Nant Capital and Dr. Soon-Shiong and their respective affiliates are prohibited from transferring shares of the Company’s common stock if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then-outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the Company’s then-existing primary geographical markets.
On January 17, 2019, Dr. Patrick Soon-Shiong, NantMedia and Nant Capital entered into a Standstill and Voting Agreement (“Standstill Agreement”) with the Company. The Standstill Agreement provides that until June 30, 2020, Dr. Patrick Soon-Shiong, Nant Media, and Nant Capital would not (a) make or participate in any solicitation of proxies to vote,

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

or seek to advise or knowingly influence any person with respect to the voting of any voting securities of the Company, (b) join or participate in a “group” (as defined in the rules of the SEC) in connection with any securities of the Company or (c) seek to control or knowingly influence the management, board of directors or policies of the Company. Furthermore, under the Standstill Agreement, Dr. Patrick Soon-Shiong, Nant Media and Nant Capital would, until June 30, 2020, vote their shares of common stock (a) in favor of each nominee or director designated by the Nominating and Governance Committee of the Board of Directors at each election of directors and (b) in accordance with the Board’s recommendations on any change of control transaction involving the Company at or above a minimum purchase price. The Company recorded a charge to non-operating expense during the six months ended June 30, 2019 for $0.5 million related to the Standstill Agreement.
Rights Agreement
On July 27, 2020, the Board of the Company declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share of the Company. The dividend is payable on August 7, 2020 to holders of record as of the close of business on that date. The Board has adopted the Rights Agreement to reduce the likelihood that a potential acquirer would gain (or seek to influence or change) control of the Company through acquisitions from other stockholders, open market accumulation or other tactics without paying an appropriate premium for the Company’s shares. In general terms and subject to certain exceptions, it works by imposing a significant penalty upon any person or group (including a group of persons that are acting in concert with each other) that acquires 10.0% or more of the outstanding common stock of the Company without the approval of the Board.
The Rights will expire on July 27, 2021, unless earlier exercised, exchanged, amended or redeemed. The Rights Agreement, which is desccribed more fully in the Company’s Current Report on Form 8-K dated July 28, 2020, includes antidilution provisions designed to prevent efforts to diminish the effectiveness of the Rights.
NOTE 16: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, for the six months ended June 28, 2020, where applicable (in thousands):

	Foreign Currency	OPEB	Pension	Total
Balance at December 29, 2019	$(60)	$42	$(2,334)	$(2,352)
Amounts reclassified from AOCI	—	(44)	—	(44)
Foreign currency translation adjustments	(7)	—	—	(7)
Balance at June 28, 2020	$(67)	$(2)	$(2,334)	$(2,403)
The following table presents the amounts and line items in the Consolidated Statements of Income (Loss) where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the three and six months ended June 28, 2020 and June 30, 2019 (in thousands):

	Three months ended		Six months ended		Affected Line Items in the Consolidated Statements of Income (Loss)
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Pension and postretirement benefit adjustments:
Amortization of prior service credits	$(31)	$(82)	$(66)	$(164)	Other income, net
Amortization of actuarial gains	2	—	5	—	Other income, net
Total before taxes	(29)	(82)	(61)	(164)
Tax effect	(8)	(23)	(17)	(46)	Income tax expense (benefit)
Total reclassifications for the period	$(21)	$(59)	$(44)	$(118)

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
NOTE 18: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Six months ended
	June 28, 2020	June 30, 2019
Cash paid during the period for:
Interest	$194	$—
Income taxes, net of refunds	(3,895)	7,957
The Company established restricted cash to collateralize outstanding letters of credit related to workers’ compensation obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported within the Consolidated Condensed Balance Sheets that sum to the cash, cash equivalents and restricted cash as reported in the Consolidated Statements of Cash Flows (in thousands):

	June 28, 2020	December 29, 2019
Cash	$80,515	$60,963
Restricted cash	33,449	37,290
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$113,964	$98,253

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Company’s Consolidated Financial Statements and related Notes filed as part of this Quarterly Report, and “Cautionary Statement Concerning Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Quarterly Report as well as the factors described in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2020 (“the “2019 Annual Report”), particularly under Item 1A. “Risk Factors,” and in the Company’s other filings with the SEC.
We believe that the assumptions underlying the Consolidated Financial Statements included in this Quarterly Report are reasonable. However, the Consolidated Financial Statements may not necessarily reflect our results of operations, financial position and cash flows for future periods.
OVERVIEW
Tribune Publishing Company was formed as a Delaware corporation on November 21, 2013. Tribune Publishing Company together with its subsidiaries (collectively, the “Company” or “Tribune”) is a media company rooted in award-winning journalism. Headquartered in Chicago, Tribune operates local media businesses in eight markets with titles including the Chicago Tribune, New York Daily News, The Baltimore Sun, Hartford Courant, South Florida’s Sun Sentinel, Orlando Sentinel, Virginia’s Daily Press and The Virginian-Pilot, and The Morning Call of Lehigh Valley, Pennsylvania. Tribune also operates Tribune Content Agency (“TCA”) and is the majority owner in BestReviews LLC (“BestReviews”).
Tribune’s unique and valuable content across its brands have earned a combined 65 Pulitzer Prizes and are committed to informing, inspiring and engaging local communities. Tribune’s brands create and distribute content across our media portfolio, offering integrated marketing, media, and business services to consumers and advertisers, including digital solutions and advertising opportunities.
The Company continues to position itself as a leaner, more agile operation in order to sustain itself for the long term. Accordingly, the Company is aggressively flattening its management organization, reducing its real estate footprint and eliminating fixed cost infrastructure as well as continually assessing its operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. In the past these activities have included, and could include in the future, outsourcing of various functions or operations, abandonment of leased space and other activities which may result in changes to employee headcount. See Note 5 to the Consolidated Financial Statements for more information on changes in operations in the six months ended June 28, 2020. The Company expects to continue to take actions deemed appropriate to enhance profitability but does not currently know whether or when any such actions will occur or the potential costs and expected savings. Depending on the actions taken and the timing of any such actions, the anticipated cost savings could be recognized in fiscal periods that do not correspond to the fiscal period(s) in which the charges are recognized. As a result, the Company’s net income trends could be impacted and be more difficult to predict.
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
As part of the Company’s reduction in spending, it has withheld payment of rent for a majority of its leased facilities in April and May and requested rent relief in various forms, as described in Note 3 to the Consolidated Financial Statements. Tribune has been notified by a number of lessors that it is in default under the terms of the respective leases and the Company and certain of such lessors have formally filed complaints in their local jurisdictions. The Company is negotiating with such lessors on the terms of the potential rent relief and the lessors’ remedies and is responding timely to all filed complaints. The Company has secured lease restructuring, rent abatements and deferrals for approximately 24 leases and terminations on 4 leases.
Products and Services
Our publication product mix includes three primary types: (i) daily newspapers, (ii) weekly newspapers and (iii) niche publications and direct mail. The key characteristics of each of these types of publications are summarized in the table below.

	Daily Newspapers	Weekly Newspapers	Niche Publications
Cost:	Paid	Paid and free	Paid and free
Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly, monthly or on an annual basis
Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales	Paid: Revenue from advertising, rack/box sales
		Free: Advertising revenue only	Free: Advertising revenue only
As of June 28, 2020, the Company’s prominent print publications and websites include:

Media Group	City	Masthead	Website	Circulation Type	Paid or Free
Chicago Tribune Media Group
	Chicago, IL	Chicago Tribune	www.chicagotribune.com	Daily	Paid
	Chicago, IL	Chicago Magazine	www.chicagomag.com	Monthly	Paid
New York Daily News Media Group
	New York, NY	New York Daily News	www.nydailynews.com	Daily	Paid
The Baltimore Sun Media Group
	Baltimore, MD	The Baltimore Sun	www.baltimoresun.com	Daily	Paid
	Annapolis, MD	The Capital	www.capitalgazette.com	Daily	Paid
	Westminster, MD	Carroll County Times	www.carrollcountytimes.com	Daily	Paid
Hartford Courant Media Group
	Hartford County, CT, Middlesex County, CT, Tolland County, CT	Hartford Courant	www.courant.com	Daily	Paid

Media Group	City	Masthead	Website	Circulation Type	Paid or Free
Sun Sentinel Media Group
	Broward County, FL, Palm Beach County, FL	Sun Sentinel	www.sun-sentinel.com	Daily	Paid
	Broward County, FL, Palm Beach County, FL	el Sentinel	www.sun-sentinel/elsentinel.com	Weekly	Free
Orlando Sentinel Media Group
	Orlando, FL	Orlando Sentinel	www.orlandosentinel.com	Daily	Paid
	Orlando, FL	el Sentinel	www.orlandosentinel/elsentinel.com	Weekly	Free
Virginia Media Group
	Newport News, VA (Peninsula)	Daily Press	www.dailypress.com	Daily	Paid
	Norfolk, VA	The Virginian-Pilot	www.pilotonline.com	Daily	Paid
The Morning Call Media Group
	Lehigh Valley, PA	The Morning Call	www.themorningcall.com	Daily	Paid
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
Results of Operations
Operating results from continuing operations are shown in the table below (in thousands):

	Three months ended			Six months ended
	Jun 28, 2020	Jun 30, 2019	% Change	Jun 28, 2020	Jun 30, 2019	% Change
Advertising	$53,761	$103,552	(48.1%)	$130,577	$200,320	(34.8%)
Circulation	87,255	91,571	(4.7%)	177,267	184,446	(3.9%)
Other	42,084	55,204	(23.8%)	91,741	110,086	(16.7%)
Total operating revenues	183,100	250,327	(26.9%)	399,585	494,852	(19.3%)
Compensation	70,265	95,808	(26.7%)	167,093	193,517	(13.7%)
Newsprint and ink	7,399	15,118	(51.1%)	18,119	31,221	(42.0%)
Outside services	66,169	80,425	(17.7%)	141,211	164,238	(14.0%)
Other operating expenses	30,073	39,223	(23.3%)	65,491	81,441	(19.6%)
Depreciation and amortization	9,869	11,648	(15.3%)	19,342	23,732	(18.5%)
Impairment	—	—	*	51,049	—	*
Total operating expenses	183,775	242,222	(24.1%)	462,305	494,149	(6.4%)
Income (loss) from operations	(675)	8,105	*	(62,720)	703	*
Interest income (expense), net	(185)	315	*	(215)	535	*
Loss on equity investments, net	(117)	(555)	(78.9%)	(117)	(1,042)	(88.8%)
Other income (expense), net	449	(56)	*	836	17	*
Income tax expense (benefit)	2,084	(2,465)	*	19,766	417	*
Net income (loss) from continuing operations	1,556	5,344	(70.9%)	(42,450)	630	*
Plus: Loss from discontinued operations, net of taxes	—	(722)	*	—	(722)	*
Net income (loss)	1,556	4,622	(66.3%)	(42,450)	(92)	*
Less: Income attributable to noncontrolling interest	2,162	1,926	12.3%	3,492	1,887	85.1%
Net income (loss) attributable to Tribune common stockholders	$(606)	$2,696	*	$(45,942)	$(1,979)	*
* Represents positive or negative change in excess of 100%
Three months ended June 28, 2020 compared to the three months ended June 30, 2019
Advertising Revenue—Advertising revenues decreased 48.1%, or $49.8 million, in the three months ended June 28, 2020, compared to the same period for 2019, due to decreases in all revenue categories. Retail advertising decreased $39.3 million, year over year, national advertising decreased $5.4 million and classified advertising decreased $5.3 million. The COVID-19 pandemic continues to exacerbate the decline in advertising revenue.
Circulation Revenue—Circulation revenues decreased 4.7%, or $4.3 million, in the three months ended June 28, 2020, compared to the same period for 2019. Home delivery revenue decreased $4.4 million and single copy sales decreased $3.4 million. These decreases were partially offset by an increase of $3.4 million in digital subscription revenue as customers turn to digital delivery.
Other Revenue—Other revenues consist of commercial print and delivery, direct mail and marketing, and content syndication and licensing, referral fees and other revenue. Other revenues decreased 23.8%, or $13.1 million, in the three months ended June 28, 2020, compared to the same period for 2019. Commercial print and delivery revenue decreased $6.8 million, direct mail revenue decreased $3.9 million, and revenue from the TSA agreement decreased $5.0 million. These decreases were partially offset by a $3.1 million increase in referral revenue at BestReviews.
Compensation Expense—Compensation expense decreased 26.7%, or $25.5 million, in the three months ended June 28, 2020. This decrease was due primarily to a decrease in salary and payroll tax expense of $13.4 million, a decrease of $8.7 million in multiemployer pension expense, a decrease in incentive compensation of $6.9 million and a decrease in stock-based compensation of $1.3 million. These decreases were partially offset by an increase in severance costs of $6.2 million.
Newsprint and Ink Expense—Newsprint and ink expense decreased 51.1%, or $7.7 million, in the three months ended June 28, 2020. This decrease was due primarily to a decrease in the average cost per ton of newsprint and a decrease in volume.
Outside Services Expense—Outside services expense decreased 17.7%, or $14.3 million, in the three months ended June 28, 2020. This decrease was due primarily to a reduction of $6.4 million in third party delivery expense, a reduction of $3.0 million in circulation and distribution expenses, a decrease of $1.1 million in temporary help and a decrease of $1.0 million in freelance purchased content.
Other Operating Expenses—Other expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses, including gains on fixed asset sales. These expenses decreased 23.3%, or $9.2 million, in the three months ended June 28, 2020, due primarily to a decrease of $3.7 million in promotion expenses, a decrease of $2.3 million in occupancy expenses, a decrease of $1.5 million in repairs and maintenance, a decrease of $1.3 million in travel and entertainment expenses, with additional decreases across all categories.
Depreciation and Amortization Expense—Depreciation and amortization expense decreased 15.3%, or $1.8 million, primarily due to decreased depreciation related to asset retirements in previous periods partially offset by the accelerated depreciation related to printing and packaging outsourcing at The Virginian-Pilot.
Loss on Equity Investments, Net—Loss on equity investments, net decreased $0.4 million primarily due to additional reserves for certain investments of the Company in the prior year.
Income Tax Expense (Benefit)—Income tax expense (benefit) increased $4.5 million for the three months ended June 28, 2020 over the prior year period. For the three months ended June 28, 2020, the Company recorded an income tax benefit of $2.1 million which includes an additional $0.2 million benefit from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) relating to the carryback of a loss to a period with a higher tax rate. The effective tax rate on pretax income was 394.7% in the three months ended June 28, 2020. This rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, noncontrolling interest, tax expense related to vesting of stock compensation, and non-deductible expenses.
For the three months ended June 30, 2019, the Company recorded income tax expense of $2.5 million. The effective tax rate on pretax income was 31.6% in the three months ended June 30, 2019. The rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit and non-deductible expenses.
Six months ended June 28, 2020 compared to the six months ended June 30, 2019
Advertising Revenue—Advertising revenues decreased 34.8%, or $69.7 million, in the six months ended June 28, 2020, compared to the same period for 2019, due to decreases in all revenue categories. Retail advertising decreased $53.9 million, year over year, national advertising decreased $8.2 million and classified advertising decreased $7.8 million. The COVID-19 pandemic continues to exacerbate the decline in advertising revenue.
Circulation Revenue—Circulation revenues decreased 3.9%, or $7.2 million, in the six months ended June 28, 2020, compared to the same period for 2019. Home delivery revenue decreased $8.9 million and single copy sales decreased $4.5 million. These decreases were partially offset by an increase of $6.0 million in digital subscription revenue as customers turn to digital delivery.
Other Revenue—Other revenues consist of commercial print and delivery, direct mail and marketing, and content syndication and licensing, referral fees and other revenue. Other revenues decreased 16.7%, or $18.3 million, in the six months ended June 28, 2020, compared to the same period for 2019. Commercial print and delivery revenue decreased $9.3 million, direct mail revenue decreased $4.9 million, and revenue from the TSA agreement decreased $10.3 million. These decreases were partially offset by a $6.4 million increase in referral revenue at BestReviews.
Compensation Expense—Compensation expense decreased 13.7%, or $26.4 million, in the six months ended June 28, 2020. This decrease was due primarily to a decrease in salary and payroll tax expense of $18.1 million, a decrease in incentive compensation of $10.3 million, a decrease of $8.0 million in multiemployer pension expense and a decrease in stock-based compensation of $5.5 million. These decreases were partially offset by an increase in severance costs of $15.7 million.
Newsprint and Ink Expense—Newsprint and ink expense decreased 42.0% or $13.1 million for the six months ended June 28, 2020. This decrease was due primarily to a decrease in the average cost per ton of newsprint and a decrease in volume.
Outside Services Expense—Outside services expense decreased 14.0%, or $23.0 million, in the six months ended June 28, 2020. This decrease was due primarily to a reduction of $10.2 million in third party delivery expense, a decrease of $4.1 million in professional services expense, a reduction of $3.8 million in circulation and distribution expenses, a decrease of $1.7 million in temporary help and a decrease of $1.2 million in freelance purchased content.
Other Operating Expenses—Other expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses. These expenses decreased 19.6%, or $16.0 million, in the six months ended June 28, 2020, due primarily to the $5.2 million gain recognized related to the sale of property in Virginia, a decrease of $3.0 million in occupancy expenses, a decrease of $2.7 million in promotion expenses, a decrease of $2.4 million in repairs and maintenance and a decrease of $1.6 million in travel and entertainment expenses. These decreases were partially offset by an increase of $2.2 million in bad debt expense.
Depreciation and Amortization Expense—Depreciation and amortization expense decreased 18.5%, or $4.4 million, primarily due to decreased depreciation related to asset retirements in previous periods partially offset by the accelerated depreciation related to printing and packaging outsourcing at The Virginian-Pilot.
Impairment Expense—For the six months ended June 28, 2020, the Company recorded a non-cash impairment charge of $51.0 million with $41.4 million related to long-lived assets, $7.1 million related to mastheads, and $2.5 million related to goodwill. Long-lived asset impairments include $7.0 million related to abandoned lease space. See the notes to the consolidated financial statements for additional information on these impairments.
Loss on Equity Investments, Net—Loss on equity investments, net decreased $0.9 million primarily due to additional impairments for certain of the Company’s investments in the prior year.
Income Tax Expense (Benefit)—Income tax expense (benefit) increased $19.3 million for the six months ended June 28, 2020 over the prior year period. For the six months ended June 28, 2020, the Company recorded an income tax benefit of $19.8 million which includes an additional $1.0 million benefit from the CARES Act relating to the carryback of a loss to a period with a higher tax rate. The effective tax rate on pretax income was 31.8% in the six months ended June 28, 2020. This rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, noncontrolling interest, tax expense related to vesting of stock compensation, and non-deductible expenses.
For the six months ended June 30, 2019, the Company recorded income tax benefit of $0.4 million. The effective tax rate on pretax income was (195.8%) in the six months ended June 30, 2019. This rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit and non-deductible expenses.
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

	Three months ended			Six months ended
(in thousands)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
Net income (loss) from continuing operations	$1,556	$5,344	(70.9)	$(42,450)	$630	*
Income tax expense (benefit) from continuing operations	(2,084)	2,465	*	(19,766)	(417)	*
Interest income (expense), net	185	(315)	*	215	(535)	*
Loss on equity investments, net	117	555	(78.9)	117	1,042	(88.8)
Other income (expense), net	(449)	56	*	(836)	(17)	*
Income (loss) from operations	(675)	8,105	*	(62,720)	703	*
Depreciation and amortization	9,869	11,648	(15.3)	19,342	23,732	(18.5%)
Impairment	—	—	*	51,049	—	*
Restructuring and transaction costs (1)	8,061	1,796	*	21,282	12,669	68.0%
Stock based compensation	1,540	2,879	(46.5%)	3,132	8,616	(63.6%)
Adjusted EBITDA from continuing operations	$18,795	$24,428	(23.1%)	$32,085	$45,720	(29.8%)
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
Sources and Uses
The table below details the total operating, investing and financing activity cash flows from continuing operations (in thousands):

	Six months ended
	June 28, 2020	June 30, 2019
Net cash provided by operating activities	$30,312	$17,569
Net cash provided by (used for) investing activities	2,902	(9,467)
Net cash used for financing activities	(17,503)	(3,716)
Increase in cash attributable to continuing operations	$15,711	$4,386
Cash flow generated from operating activities is Tribune’s primary source of liquidity. Cash provided by continuing operating activities for the six months ended June 28, 2020, totaled $30.3 million compared to cash provided by continuing operating activities of $17.6 million for the six months ended June 30, 2019. The increase in cash provided by operating activities was driven by an increase in cash from working capital of $28.6 million primarily related to a decreases in accounts payable, partially offset by a decrease in operating results of $15.8 million (defined as net income (loss) adjusted for non-working capital items).
Net cash provided by investing activities from continuing operations totaled $2.9 million in the six months ended June 28, 2020, primarily due to the net proceeds of $9.0 million related to the sale of real property in Norfolk, Virginia, partially offset by $6.5 million used for capital expenditures. In the six months ended June 30, 2019, net cash used for investing activities from continuing operations totaled $9.5 million, primarily due to $9.3 million used for capital expenditures.
Net cash used for financing activities totaled $17.5 million for the six months ended June 28, 2020, primarily due to payment of a cash dividend of $9.1 million to the Company’s common stockholders on March 16, 2020 and a payment of $7.6 million in dividends paid to the noncontrolling interest. There were no material financing activities for the six months ended June 30, 2019.
There was no cash used for discontinued operations for the six months ended June 28, 2020. Cash used for discontinued operations totaled $6.0 million for the six months ended June 30, 2019 related to the final tax payment related to the sale of the California Properties.
Dividends
On February 19, 2020, the Board of Directors declared a cash dividend of $0.25 per share of common stock outstanding. The cash dividend of $9.1 million was paid on March 16, 2020 to shareholders of record as of March 2, 2020. Additionally, the Company accrued dividend equivalents of $0.2 million for RSUs outstanding as of the record date.

Subsequent to the February 3, 2020 amendment BestReviews declared dividends of $13.0 million to its stockholders. The Company’s portion of these dividends was $7.8 million and the noncontrolling interest’s portion was $5.2 million. In June 2020, BestReviews declared dividends of $6.0 million to its stockholders. The Company’s portion of these dividends was $3.6 million and the noncontrolling interest’s portion was $2.4 million. See Note 13 to the Consolidated Financial Statements for additional information on the dividend to the noncontrolling interest.
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
Multiemployer pension
During 2020 the Company is required to make $7.3 million in payments to the Teamsters Local Union No. 727 Pension Fund (the “Teamsters Fund”) under the amended rehabilitation plan. During the six months ended June 28, 2020 the Company has paid $3.4 million of the payments required. The Company expects to contribute an additional $3.9 million during the remainder of 2020.
The Company’s funding obligation under multiemployer plans are subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations. These payments are expensed as the payments become due.
Employee Reductions
During the six months ended June 28, 2020, the Company implemented reductions in staffing levels in its operations of 568 positions for which the Company recorded pretax charges related to these reductions totaling $23.0 million. These reductions include 199 positions related to the voluntary severance incentive plan initiated in the first quarter of 2020 and 141 position related to the outsourcing below. The related salary continuation payments began during the first quarter of 2020 and the final payment to the last employee is expected to be made in the third quarter of 2021.
During the three months ended June 28, 2020, the Company contracted with a third party to outsource the printing and packaging of The Virginian-Pilot. The services will be fully transitioned to the third party by the end of the third quarter. The change in operations resulted in staff reductions of 141 positions. The related salary continuation payments began during the second quarter of 2020 and are expected to continue through the third quarter of 2021.
Contractual Obligations
The table below represents Tribune’s contractual obligations as of June 28, 2020, which has been updated to reflect the lease restructurings, abatements, deferrals and terminations during the six months ended June 28, 2020 (in thousands):

	Total	2020, remaining	2021	2022	2023	2024	Thereafter
Finance leases	6,999	50	6,949	—	—	—	—
Operating leases (1)	133,768	18,690	28,745	26,638	17,084	9,560	33,051
Teamsters Fund	53,570	3,925	9,100	9,975	10,950	12,210	7,410
NYDN Pension Plan	2,410	40	2,370	—	—	—	—
Total	196,747	22,705	47,164	36,613	28,034	21,770	40,461
(1) - The Company leases certain equipment and office and production space under various operating leases. Net lease expense for Tribune was $12.1 million and $12.4 million for the six months ended June 28, 2020 and June 30, 2019, respectively.
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

The contractual obligation table includes the Company’s required minimum contributions to the Teamsters Fund under the amended rehabilitation plan. With respect to the additional contributions to the Teamsters Fund outside of the required payments under the amended rehabilitation plan and the Company’s contributions to other multiemployer plans, the Company’s funding obligation will be subject to change based on a number of factors, including the outcome of collective bargaining within the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations. See Note 12 to the Consolidated Financial Statements for additional information on the Company’s pension plans.
Other Changes
On July 23, 2019, the Company entered into an agreement to sell real property located in Norfolk, Virginia for a cash sales price of $9.5 million. The sale closed on January 22, 2020. The Company received net proceeds of $9.0 million and recorded a pre-tax gain of $5.2 million related to the sale.
NEW ACCOUNTING STANDARDS
See Note 1 in the Consolidated Financial Statements for a description of new accounting standards issued and/or adopted in the three and six months ended June 28, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 28, 2020, there had been no material changes in the Company’s exposure to market risk from the disclosure included in the 2019 Annual Report.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 28, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 13, 2019, the Board of Directors authorized $25.0 million to be used for stock repurchases for 24 months from the date of authorization. No repurchases were made in the six months ended June 28, 2020.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the SEC, as indicated. All other documents are filed with this report. Exhibits marked with a tilde (~) are management contracts, compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. Certain agreements are included as exhibits to this Quarterly Report on Form 10-Q to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the parties to the agreement. Each agreement may contain representations and warranties by the parties to the agreement. These representations and warranties have been made solely for the benefit of the other party or parties to the agreement and (1) should not in all instances be treated as categorical statements of fact, but rather as a means of allocating the risk to one of the parties if those statements prove to be inaccurate; (2) may have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the attached agreement, which disclosures are not necessarily reflected in the agreement; (3) may apply standards of materiality in a manner that is different from what may be viewed as material to you or other investors; and (4) were made only as of the date of the agreement or other date or dates that may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.
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
3.2* Certificate of Designation of Series A Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on July 28, 2020).
3.3* Amended and Restated By-laws of Tribune Publishing Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on October 9, 2018).
4.1* Rights Agreement, dated as of July 28, 2020, between Tribune Publishing Company and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 28, 2020).
10.1* Amended and Restated Cooperation Agreement, dated as of July 1, 2020, by and among Tribune Publishing Company, Alden Global Opportunities Master Fund, L.P., Alden Global Value Recovery Master Fund, L.P., and Alden Global Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 2, 2020).
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

TRIBUNE PUBLISHING COMPANY

August 5, 2020	By:	/s/ Michael N. Lavey
Michael N. Lavey
Interim Chief Financial Officer, Chief Accounting Officer and Controller