Form 10-Q
period 2020-09-27
Tribune Publishing Co
filed 2020-11-04
CIK 1593195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 27, 2020
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
TRIBUNE PUBLISHING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

160 N. Stetson Avenue
Chicago, Illinois	60601
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (312) 222-9100
Former name, former address and former fiscal year, if changed since last report.
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TPCO	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2020
Common Stock, $0.01 par value	36,532,855

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

PART I.
Item 1. Financial Statements
TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Operating revenues	$188,668	$236,027	$588,253	$730,879
Operating expenses:
Compensation	64,888	83,066	231,981	276,583
Newsprint and ink	7,665	12,613	25,784	43,834
Outside services	61,982	77,549	203,193	241,787
Other operating expenses	32,400	42,163	97,891	123,604
Depreciation and amortization	9,360	11,261	28,702	34,993
Impairment	4,960	—	56,009	—
Total operating expenses	181,255	226,652	643,560	720,801
Income (loss) from operations	7,413	9,375	(55,307)	10,078
Interest income (expense), net	(176)	(57)	(391)	478
Loss on equity investments, net	—	(2,213)	(117)	(3,255)
Other income (expense), net	401	248	1,237	265
Income (loss) from continuing operations before income taxes	7,638	7,353	(54,578)	7,566
Income tax expense (benefit)	(853)	480	(20,619)	63
Net income (loss) from continuing operations	8,491	6,873	(33,959)	7,503
Plus: Loss from discontinued operations, net of taxes	—	(12,848)	—	(13,570)
Net income (loss)	8,491	(5,975)	(33,959)	(6,067)
Less: Income attributable to noncontrolling interest	1,824	1,150	5,316	3,037
Net income (loss) attributable to Tribune common stockholders	$6,667	$(7,125)	$(39,275)	$(9,104)

Net income (loss) from continuing operations available to Tribune common stockholders, per common share:
Basic	$0.18	$(0.25)	$(1.09)	$(0.29)
Diluted	$0.18	$(0.25)	$(1.09)	$(0.29)
Net income (loss) available to Tribune common stockholders, per common share:
Basic	$0.18	$(0.61)	$(1.09)	$(0.67)
Diluted	$0.18	$(0.61)	$(1.09)	$(0.67)
Weighted average shares outstanding:
Basic	36,522	35,863	36,426	35,734
Diluted	36,635	35,863	36,426	35,734

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net income (loss)	$8,491	$(5,975)	$(33,959)	$(6,067)
Comprehensive income (loss), net of taxes:
Amortization of items to periodic pension cost during the period, net of taxes of ($8), ($22), ($25) and ($68), respectively	(21)	(60)	(65)	(178)
Foreign currency translation	(13)	(4)	(20)	(16)
Comprehensive income (loss)	8,457	(6,039)	(34,044)	(6,261)
Less: Comprehensive income attributable to noncontrolling interest	1,824	1,150	5,316	3,037
Comprehensive income (loss) attributable to Tribune common stockholders	$6,633	$(7,189)	$(39,360)	$(9,298)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 27, 2020	December 29, 2019
Assets
Current assets
Cash	$89,992	$60,963
Accounts receivable, net	75,905	112,754
Inventories	3,056	4,820
Prepaid expenses and other current assets	24,712	15,114
Total current assets	193,665	193,651

Property, plant and equipment
Machinery, equipment and furniture	105,496	119,859
Buildings and leasehold improvements	78,049	86,403
	183,545	206,262
Accumulated depreciation	(99,913)	(84,530)
	83,632	121,732
Advance payments on property, plant and equipment	1,365	2,181
Property, plant and equipment, net	84,997	123,913

Other assets
Goodwill	115,197	117,675
Intangible assets, net	56,917	69,165
Software, net	18,734	20,736
Lease right-of-use asset	56,502	99,480
Restricted cash	31,371	37,290
Deferred income taxes	8,715	6,911
Other long-term assets	15,429	13,457
Total other assets	302,865	364,714

Total assets	$581,527	$682,278

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
(In thousands, except per share data)
(Unaudited)

	September 27, 2020	December 29, 2019
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$32,530	$46,482
Employee compensation and benefits	24,903	36,305
Deferred revenue	37,466	42,773
Current portion of long-term lease liability	26,327	25,380
Current portion of long-term debt	6,974	105
Other current liabilities	22,348	24,317
Total current liabilities	150,548	175,362

Non-current liabilities
Long term lease liability	73,980	98,847
Workers’ compensation, general liability and auto insurance payable	24,243	24,192
Pension and postretirement benefits payable	16,690	20,338
Deferred revenue	2,051	2,504
Long-term debt	57	6,857
Other obligations	15,846	5,851
Total non-current liabilities	132,867	158,589

Noncontrolling interest	—	63,501

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 30,000 shares; no shares issued or outstanding at September 27, 2020 and December 29, 2019	—	—
Common stock, $0.01 par value. Authorized 300,000 shares; 38,477 shares issued and 36,523 shares outstanding at September 27, 2020; 38,017 shares issued and 36,064 shares outstanding at December 29, 2019	385	380
Additional paid-in capital	180,819	177,957
Retained earnings	86,166	135,001
Noncontrolling interest	59,339	—
Accumulated other comprehensive income (loss)	(2,437)	(2,352)
Treasury stock, at cost - 1,954 shares at September 27, 2020 and December 29, 2019	(26,160)	(26,160)
Total stockholders’ equity	298,112	284,826

Total liabilities and stockholders’ equity	$581,527	$682,278

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Non controlling Interest	AOCI	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 29, 2019	38,018	$380	$177,957	$135,001	$—	$(2,352)	$(26,160)	$284,826
Reclassification of noncontrolling interest ("NCI") from temporary equity	—	—	—	—	64,133	—	—	64,133
Comprehensive income (loss)	—	—	—	(45,336)	1,020	(23)	—	(44,339)
Dividends declared to common stockholders	—	—	—	(9,305)	—	—	—	(9,305)
Dividends declared to NCI	—	—	—	—	(5,200)	—	—	(5,200)
NCI carrying value adjustment	—	—	—	(322)	—	—	—	(322)
Issuance of stock from restricted stock and restricted stock unit ("RSU") conversions	320	3	(3)	—	—	—	—	—
Stock-based compensation	—	—	1,592	—	—	—	—	1,592
Withholding for taxes on RSU conversions	—	—	(533)	—	—	—	—	(533)
Balance at March 29, 2020	38,338	383	179,013	80,038	59,953	(2,375)	(26,160)	290,852
Comprehensive income (loss)	—	—	—	(606)	2,162	(28)	—	1,528
Dividends declared to NCI	—	—	—	—	(2,400)	—	—	(2,400)
Issuance of stock from restricted stock and RSU conversions	117	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	1,540	—	—	—	—	1,540
Withholding for taxes on RSU conversions	—	—	(229)	—	—	—	—	(229)
Balance at June 28, 2020	38,455	384	180,323	79,432	59,715	(2,403)	(26,160)	291,291
Comprehensive income (loss)	—	—	—	6,667	1,824	(34)	—	8,457
Dividends declared to common stockholders	—	—	—	67	—	—	—	67
Issuance of stock from restricted stock and RSU conversions	22	1	(1)	—	—	—	—	—
Dividends declared to NCI	—	—	—	—	(2,200)	—	—	(2,200)
Stock-based compensation	—	—	1,001	—	—	—	—	1,001
Withholding for taxes on RSU conversions	—	—	(504)	—	—	—	—	(504)
Balance at September 27, 2020	38,477	$385	$180,819	$86,166	$59,339	$(2,437)	$(26,160)	$298,112

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENT OF EQUITY (continued)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	AOCI	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 30, 2018	37,551	$376	$166,668	$232,401	$27	$(26,160)	$373,312
Cumulative effect of adoption of leasing standard	—	—	—	(1,787)	—	—	(1,787)
Adjusted balance at December 30, 2018	37,551	376	166,668	230,614	27	(26,160)	371,525
Comprehensive loss attributable to controlling interests	—	—	—	(4,675)	(61)	—	(4,736)
Issuance of stock from restricted stock and RSU conversions	67	—	—	—	—	—	—
Stock-based compensation	—	—	5,737	—	—	—	5,737
Withholding for taxes on RSU conversions	—	—	(13)	—	—	—	(13)
Balance at March 31, 2019	37,618	376	172,392	225,939	(34)	(26,160)	372,513
Comprehensive income (loss) attributable to controlling interests	—	—	—	2,696	(69)	—	2,627
Dividends to common stockholders	—	—	—	(55,755)	—	—	(55,755)
Issuance of stock from restricted stock and RSU conversions	68	1	(1)	—	—	—	—
Stock-based compensation	—	—	2,914	—	—	—	2,914
Balance at June 30, 2019	37,686	377	175,305	172,880	(103)	(26,160)	322,299
Comprehensive loss attributable to controlling interests	—	—	—	(7,125)	(64)	—	(7,189)
NCI carrying value adjustment	—	—	—	(14,853)	—	—	(14,853)
Issuance of stock from restricted stock and RSU conversions	220	2	(2)	—	—	—	—
Stock-based compensation	—	—	2,449	—	—	—	2,449
Withholding for taxes on RSU conversions	—	—	(1,525)	—	—	—	(1,525)
Balance at September 29, 2019	37,906	$379	$176,227	$150,902	$(167)	$(26,160)	$301,181

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 27, 2020	September 29, 2019
Operating Activities From Continuing Operations
Net income (loss) from continuing operations	$(33,959)	$7,503
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,702	34,993
Impairment	56,009	—
Stock compensation expense	4,133	11,100
Loss on equity investments, net	117	3,255
Gain on sale of property	(5,060)	—
Deferred income taxes	(1,804)	(3,896)
Pension contribution	(2,501)	(1,929)
Postretirement benefits expense	(1,212)	(1,047)
Changes in working capital items:
Accounts receivable, net	39,073	41,601
Prepaid expenses, inventories and other current assets	(945)	(12,808)
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	(39,581)	(46,289)
Other, net	(449)	(530)
Net cash provided by operating activities	42,523	31,953

Investing Activities From Continuing Operations
Capital expenditures	(8,615)	(13,866)
Proceeds from the sale of property, plant and equipment	9,459	—
Other, net	—	(718)
Net cash provided by (used for) investing activities	844	(14,584)

Financing Activities From Continuing Operations
Repayments of capital lease obligations	(100)	(305)
Dividends paid to common stockholders	(9,091)	(53,846)
Dividends paid to noncontrolling interest	(9,800)	(3,400)
Withholding for taxes on restricted stock unit vesting	(1,266)	(1,538)
Net cash used for financing activities	(20,257)	(59,089)

Increase (decrease) in cash attributable to continuing operations	$23,110	$(41,720)

Cash flows used for operating activities from discontinued operations, net	$—	$(5,971)
Decrease in cash attributable to discontinued operations	—	(5,971)

Net increase (decrease) in cash	23,110	(47,691)
Cash, cash equivalents and restricted cash, beginning of period	98,253	141,507
Cash, cash equivalents and restricted cash, end of period	$121,363	$93,816

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
Fiscal Periods—The Company’s fiscal year ends on the last Sunday in December. Fiscal year 2020 ends on December 27, 2020, and fiscal year 2019 ended on December 29, 2019. Fiscal year 2020 and 2019 are 52-week years with 13 weeks in each quarter.
Basis of Presentation—The accompanying unaudited Consolidated Financial Statements and notes of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of Tribune as of September 27, 2020, and December 29, 2019, and the results of operations for the three and nine months ended September 27, 2020, and September 29, 2019, respectively, and the cash flows for the nine months ended September 27, 2020, and September 29, 2019, respectively. This includes all normal and recurring adjustments and elimination of intercompany transactions. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The year-end Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
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
NOTE 2: EXPECTED CREDIT LOSSES
Tribune holds financial assets in the form of accounts receivable that are primarily generated from advertising revenues, certain circulation-related revenues and commercial print and delivery revenues, and are grouped as such. The accounts receivable and allowance for doubtful accounts are analyzed under the expected credit losses method. Payment terms vary by revenue stream. Classified advertising and home delivery circulation terms are usually prepaid with advertising having

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

terms of 30 to 60 days. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required
For accounts receivable, Tribune uses an aging expected credit losses method that includes forward-looking qualitative factors when they arise. The Company has identified the market effects of the COVID-19 pandemic as a forward-looking qualitative factor to be considered. The Company uses an analysis of 24-months of collection and write off history to calculate historical loss percentages by aging group, which are applied to all accounts within the aging group. Specific reserves are reviewed and handled on a case by case basis. Accounts receivable balances outstanding for a year are reserved at 100%. As customer balances are determined to be uncollectible, the balances are written off against the allowance for doubtful accounts. Included in the allowance for doubtful accounts are amounts for sales adjustments not related to expected credit losses; such as, rebates, billing adjustments, and returns. The credit loss expense was $0.4 million and $4.6 million for the three and nine months ended September 27, 2020, respectively, and is included in other operating expenses on the Consolidated Statements of Income (Loss).
A summary of the activity with respect to the allowance for doubtful accounts for the nine months ended September 27, 2020, is as follows (in thousands):

Accounts receivable allowance balance at December 29, 2019	$9,674
Current period provision	4,585
Write offs	(4,624)
Sales adjustments, net	(32)
Accounts receivable allowance balance at September 27, 2020	$9,603
Accounts receivable, net, at September 27, 2020, and December 29, 2019, consisted of the following (in thousands):

	September 27, 2020	December 29, 2019
Accounts receivable	$85,508	$122,428
Less: Allowance for doubtful accounts	9,603	9,674
Accounts receivable, net	$75,905	$112,754

NOTE 3: LEASES
Tribune’s leased facilities total approximately 3.6 million square feet in the aggregate. The Company currently has leased newspaper production facilities in Connecticut, Florida, Illinois, Maryland and New Jersey, however Tribune owns substantially all of the production equipment. For printing plants, the initial lease term is generally ten years with two options to renew for additional ten-year terms. For distribution facilities, the initial lease term is generally five years, with options to renew either two or three additional five-year terms. For office space, lease terms range from two to thirteen years. The Company has rent escalations, rent holidays and leasehold improvement incentives which are included in the determination of the right-of-use (“ROU”) and the lease liabilities.
Tribune subleases certain facilities that total approximately 0.1 million square feet in aggregate. The terms of these subleases are from two to ten years and expire between 2020 and 2023.
Effective April 1, 2020, and in light of the COVID-19 pandemic, the Company withheld payment of rent related to a majority of its facilities and requested rent relief from the lessors in various forms, including rent abatement and deferrals, lease restructuring, or lease terminations. Payments have generally resumed as the Company completes the rent relief discussions as discussed below. The terms of the Company’s facility leases generally provide the lessors a number of remedies for late payment, including late fees, interest on amounts past due, the right to draw on any letter of credit supporting the lease, the right to terminate the lease with termination payments, including acceleration of certain future rents net of landlord mitigation amounts, or the right to terminate our possession of the facility, among others. The Company has been notified by a number of lessors that it is in default and certain of such lessors have formally filed complaints in their local jurisdictions. The Company is negotiating with such lessors on terms of the rent relief and the lessors’ remedies and is responding timely to all filed complaints.
Below is a summary of information related to the Company’s leases (in thousands):

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Lease Cost:
Finance lease cost:
Amortization of ROU assets	$—	$78	$131	$235
Interest on lease liabilities	29	26	86	78
Operating lease cost	5,292	7,314	18,483	21,560
Short-term lease costs	1,286	113	1,629	692
Variable lease costs	1,567	1,833	4,750	5,403
Sublease income	(741)	(864)	(2,171)	(2,436)
Total lease cost	$7,433	$8,500	$22,908	$25,532
Below is a summary of the supplemental cash flow information related to leases (in thousands):

	Nine months ended
	September 27, 2020	September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$22,049	$22,289
Operating cash flows used for finance leases	—	109
Financing cash flows used for finance leases	$100	$305
ROU assets obtained in exchange for new operating lease liabilities	$2,900	$2,930
Below is a summary of the weighted average remaining lease terms and weighted average discount rates related to leases for the nine months ended September 27, 2020:

Weighted average remaining lease term - finance leases (in years)	0.3 years
Weighted average remaining lease term - operating leases (in years)	5.5 years

Weighted average discount rate - finance leases	5.75%
Weighted average discount rate - operating leases	4.69%

Future minimum lease payments under noncancelable operating lease arrangements having initial terms of one year or more as of the nine months ended September 27, 2020, are as follows (in thousands):

	Operating Leases	Finance Leases	Subleases
2020, remaining	$12,431	$—	$681
2021	27,570	6,949	2,217
2022	24,875	—	1,670
2023	15,166	—	1,629
2024	8,176	—	—
Thereafter	30,972	—	—
Total future lease payments	119,190	6,949	6,197
Less: Imputed interest	14,804	36	—
Net future minimum lease payments	$104,386	$6,913	$6,197
Rent Abatements and Deferrals
In April 2020, the FASB staff issued interpretive guidance on the accounting for lease concessions that are related to the effects of the COVID-19 pandemic. Tribune has elected to apply the guidance to the lease concessions that have been secured. As of April 2020, the Company began recognizing rent abatements or deferrals received from landlords as reductions in variable lease payments. This election will continue while these rent abatements or deferrals are in effect. Through September 27, 2020, the Company has secured rent abatements and deferrals for approximately 13 leases.
Lease Restructuring
For the nine months ended September 27, 2020, the Company has completed modifications for 14 leases. These modifications included various changes to the terms of the leases including rent abatements and deferrals in exchange for term extensions for periods of 3 months to 36 months. The impact of these modifications is not material.
Lease Terminations
The Company has negotiated lease terminations with lessors on 10 leases. These terminations include 3 leases for which the termination agreements were executed in the third quarter of 2020 but have lease termination dates subsequent to September 27, 2020. For the three and nine months ended September 27, 2020, the Company has recorded termination-related expenses, including forfeiture of deposits, past due rents, repairs, and early termination fees of $3.9 million and $4.3 million, respectively, and are included in other operating expense on the Consolidated Statements of Income (Loss).
Lease Abandonment and Impairment
During the three and nine months ended September 27, 2020, the Company permanently vacated 207,514 square feet and 247,426 square feet, respectively, of office and distribution space related to a total of 7 leases. The space was vacated as some of our locations have transitioned to long-term remote working arrangements. The abandonment of leased space is an indicator of impairment and the Company assessed the lease ROU assets and leasehold improvements for impairment. Estimates of fair value include Level 3 inputs which are subjective in nature, involve uncertainties and matters of significant judgment and are made at a specific point in time. To calculate the fair value of the vacated space, the Company used the discounted cash flows from estimated sublease payments, if any, and compared the result to the sum of the carrying values of the lease ROU asset and the leasehold improvements. The discount rate used is a marketplace lessor's expected rate of return. During three and nine months ended September 27, 2020, the Company recorded non-cash impairment charges related to the impairment of the lease ROU assets of $4.9 million and $7.7 million, respectively. For the three and nine months ended September 27, 2020, the Company recorded non-cash impairment charges of $0.1 million and $4.3 million, respectively, related to the impairment of the leasehold improvements associated to the vacated office space.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The Company receives a significant portion of the payments from its subscribers in advance of the delivery of the content either in print or digitally. These up-front payments and fees are recorded as deferred revenue upon receipt and generally require deferral of revenue recognition to a future period until the Company performs its obligations under the subscription agreement. The deferred revenue is recognized as revenue as the content is delivered. The deferred revenue is considered a contract liability under ASC 606. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. Therefore, the Company has no contract assets as defined under ASC 606. As of December 29, 2019, the Company had a contract liabilities balance of $45.3 million, of which $39.8 million has been recognized as revenue in the nine months ended September 27, 2020.
The Company’s revenues disaggregated by type of revenue is as follows (in thousands):

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Print	$42,151	$71,387	$138,147	$227,054
Digital	15,432	21,831	50,013	66,484
Advertising	57,583	93,218	188,160	293,538
Print	75,594	82,992	233,907	254,482
Digital	12,736	7,606	31,690	20,562
Circulation	88,330	90,598	265,597	275,044
Commercial print & delivery	17,159	22,404	56,173	70,765
Direct mail	5,248	8,853	17,914	26,431
Content syndication and other	20,348	20,954	60,409	65,101
Other	42,755	52,211	134,496	162,297
Total operating revenues	$188,668	$236,027	$588,253	$730,879
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
Employee Reductions
During the three and nine months ended September 27, 2020, the Company implemented reductions in staffing levels in its operations of 79 and 647 positions, respectively, for which the Company recorded pretax charges related to these reductions and executive separation totaling $3.2 million and $26.2 million, respectively. Charges for severance and related expenses are included in compensation expense on the Consolidated Statements of Income (Loss).

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The 2020 severance charge included reductions for 199 positions related to a Voluntary Severance Incentive Plan (“2020 VSIP”) initiated in the first quarter of 2020. The 2020 VSIP provided enhanced separation benefits to eligible employees with more than eight years of service. The Company is funding the 2020 VSIP ratably over the payout period through salary continuation. The related salary continuation payments began during the first quarter of 2020 and are expected to continue through the third quarter of 2021.
The 2020 severance charge also included reductions for 141 positions related to the Company’s decision during the second quarter of 2020 to contract with a third party to outsource the printing and packaging of The Virginian-Pilot. The services were fully transitioned to the third party at the end of the third quarter. The related salary continuation payments began during the second quarter of 2020 and are expected to continue through the third quarter of 2021.
Additionally, included in the 2020 severance charge is approximately $0.6 million related to the separation of the Company’s former CEO, which included continuation of his base salary for one year through February 2021, his bonus for 2019, and certain benefit continuation.
During the three and nine months ended September 29, 2019, the Company implemented reductions in staffing levels in its operations of 13 and 118 positions, respectively, for which the Company recorded pretax charges related to these reductions and executive separations totaling $0.9 million and $7.6 million, respectively. These reductions included 23 positions related to the voluntary severance incentive plan initiated in the fourth quarter of 2018. The related salary continuation payments began during the first quarter of 2019 and ended during the first quarter of 2020.
Included in the 2019 severance charge was approximately $4.0 million related to the separation of the Company’s former CEO and two senior executives in the digital space. Each of these employees had employment contracts which provided for immediate payout of any contractual compensation under the employment agreement in the event of separation. These employment agreements were amended to permit payment of the severance as salary continuation over the remainder of 2019, during which time equity-based awards continued to vest. The severance payments to these executives, including compensation and medical benefits, if any, were accrued in the first quarter of 2019. Additionally, as a result of the separation the Company recognized accelerated stock-based compensation expense during the six months ended June 30, 2019, of $1.5 million.
A summary of the activity with respect to the Company’s severance accrual for the nine months ended September 27, 2020, is as follows (in thousands):

Balance at December 29, 2019	$2,580
Provision	26,244
Payments	(19,602)
Balance at September 27, 2020	$9,222
Subsequent to September 27, 2020, the Company announced it would contract with a third party to outsource the printing and packaging of the Hartford Courant which will result in a reduction of 148 positions with an estimated severance charge of $2.3 million. The services will be fully transitioned to the third party at the end of the fourth quarter. The related salary continuation payments will begin in the fourth quarter of 2020 and are expected to continue through the first quarter of 2022.
Other Changes
On July 23, 2019, the Company entered into an agreement to sell real property located in Norfolk, Virginia for a cash sales price of $9.5 million. The sale closed on January 22, 2020. The Company received net proceeds of $9.0 million and recorded a pre-tax gain during the nine months ended September 27, 2020, of $5.2 million related to the sale. The gain is included as a reduction in other operating expenses in the Company’s Consolidated Statements of Income (Loss).
As a result of the printing and packaging outsourcing at The Virginian-Pilot discussed above, certain assets required to print and package The Virginian-Pilot will no longer be used as of the transition date, therefore the Company recognized accelerated depreciation on the equipment. As a result, the Company recognized $2.2 million and $4.5 million in accelerated depreciation in the three and nine months ended September 27, 2020, respectively. These charges are included in depreciation and amortization expenses in the accompanying Consolidated Statements of Income (Loss).

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As a result of the printing and packaging outsourcing at the Hartford Courant discussed above, certain assets required to print and package the Hartford Courant will no longer be used as of the transition date. The Company expects to recognize accelerated depreciation on the equipment in the fourth quarter of 2020 of $1.2 million.
On November 2, 2020, the Company completed the sale of real property located in Virginia Beach, Virginia for a cash sales price of $5.2 million. The Company received net proceeds of $4.9 million and expects to record a pre-tax gain of $1.3 million related to the sale in the fourth quarter of 2020. Additionally, the Company leased back 39,975 square feet for a distribution center at $0.2 million per year for an initial term of two years with an option to renew for an additional two years.
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
During the three and nine months ended September 29, 2019, the Company made adjustments to certain reserves related to indemnified liabilities of $17.8 million and $18.8 million, respectively. Additionally, $4.9 million and $5.2 million in tax benefits were recorded during the three and nine months ended September 29, 2019, respectively. There was no income or loss from discontinued operations in the nine months ended September 27, 2020.
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

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Accounts receivable from Nant Capital beginning balance	$5,241	$8,967	$6,118	$17,909
Revenue for TSA services	(182)	4,061	2,497	17,014
Reimbursable costs	581	9,123	27,863	38,801
Amounts received for TSA services	(159)	(5,467)	(3,112)	(17,870)
Amounts received for reimbursable costs	(4,014)	(9,694)	(32,312)	(49,706)
Amounts reimbursed to Nant for amounts collected from third parties under commingled revenue contracts	208	4,104	1,179	17,180
Amounts collected from third parties under commingled revenue contracts	(1,020)	(3,307)	(1,578)	(15,541)
Accounts receivable balance from NantMedia at quarter end (1)	$655	$7,787	$655	$7,787

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) - The accounts receivable from NantMedia balance as of September 27, 2020, consists of $0.7 million of charges all of which have been billed.
NOTE 8: INVENTORIES
Inventories at September 27, 2020, and December 29, 2019, consisted of the following (in thousands):

	September 27, 2020	December 29, 2019
Newsprint	$2,682	$4,510
Supplies and other	374	310
Total inventories	$3,056	$4,820
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
As a result of the Company’s evaluation, the Company determined the carrying value for the long-lived assets for the New York Daily News Media Group were impaired. To determine the fair value of the long-lived assets for the New York Daily News, the Company valued the production assets and real estate using the market approach. The remaining assets were valued under an income approach. Estimates of fair value include Level 3 inputs as they are subjective in nature, involve uncertainties and matters of significant judgment and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. During the nine months ended September 27, 2020, the Company recorded non-cash impairment charges of $16.1 million related to property, plant and equipment, $14.5 million related to lease ROU assets and $4.0 million related to other long-lived assets. The impairment charges resulted primarily from a decline in the fair value due to lower projected cash flows versus historical estimates.
NOTE 10: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets at September 27, 2020, and December 29, 2019, consisted of the following (in thousands):

	September 27, 2020			December 29, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	$115,197		$115,197	$117,675		$117,675

Newspaper mastheads (1)	$27,735	$—	$27,735	$34,826	$—	$34,826
Subscribers (useful life of 2 to 10 years)	7,312	(6,156)	1,156	7,312	(5,642)	1,670
Advertiser relationships (useful life of 2 to 13 years)	27,648	(16,886)	10,762	27,648	(15,002)	12,646
Trade names (useful life of 20 years)	15,100	(4,659)	10,441	15,100	(4,093)	11,007
Other (useful life of 1 to 20 years)	16,181	(9,358)	6,823	16,181	(7,165)	9,016
Total intangible assets	$93,976	$(37,059)	$56,917	$101,067	$(31,902)	$69,165

Software (useful life of 2 to 10 years)	$146,099	$(127,365)	$18,734	$140,727	$(119,991)	$20,736
(1) - Intangible assets not subject to amortization.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Estimates of fair value include Level 3 inputs as they are subjective in nature, involve uncertainties and matters of significant judgment and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time (for the first quarter 2020 impairment test, the perpetuity growth (decline) rates used ranged from (22.1)% to 2.4%), forecasted revenue growth rates (for the first quarter 2020 impairment test, forecasted revenue growth (decline) ranged from (29.0)% to 17.9%), projected operating cash flow margins, estimated tax rates, depreciation expense, capital expenditures, required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (for the first quarter 2020, the weighted average cost of capital used was 10.0% for print and ranged from 12.3% to 13.3% for digital properties). As of March 29, 2020, the Orlando Sentinel Media Group and the Sun Sentinel Media Group’s carrying values exceeded their fair values and the Company recorded non-cash goodwill impairment charges of $1.3 million and $1.1 million, respectively. The impairment charges resulted primarily from a decline in the fair value due to lower projected cash flows versus historical estimates. After these impairment charges, the calculated fair value of the Company’s reporting units with remaining goodwill balances exceeded their carrying values by at least 85.0%, except for the New York Daily News Media Group, which has a negative carrying value and goodwill of $1.4 million. As of September 27, 2020, the accumulated goodwill impairment charges to date are $18.8 million.
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
The changes in the carrying amounts of goodwill and newspaper mastheads during the nine months ended September 27, 2020, is as follows (in thousands):

	Goodwill	Newspaper mastheads
Balance at December 29, 2019	$117,675	$34,826
Impairment	(2,478)	(7,091)
Balance at September 27, 2020	$115,197	$27,735

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

The Company has early adopted ASU 2019-12 which eliminates the rule that limited the interim tax benefit to the tax benefit expected for the year. The adoption has no effect on the Company’s consolidated financial statements with the

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

exception of the change in the interim period tax calculation, which resulted in the Company recording an additional interim tax benefit of $2.8 million and $11.1 million during the three and nine months ended September 27, 2020, respectively. Additionally, the three and nine months ended September 27, 2020, includes a benefit from the CARES Act relating to the carryback of a loss to a period with a higher tax rate of $0.7 million and $1.7 million, respectively.
For the three and nine months ended September 27, 2020, the Company recorded an income tax benefit of $0.9 million and $20.6 million, respectively, which includes the impact of the CARES Act and the early adoption of ASU 2019-12. The effective tax rate on pretax income was (11.2)% and 37.8% in the three and nine months ended September 27, 2020, respectively. For the three and nine months ended September 27, 2020, the rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, income from noncontrolling interest, tax expense related to vesting of stock compensation, non-deductible goodwill impairment and other nondeductible expenses.
For the three and nine months ended September 29, 2019, the Company recorded an income tax expense related to continuing operations of $0.5 million and $0.1 million, respectively. The effective tax rate on pretax income was 6.5% and 0.8% in the three and nine months ended September 29, 2019, respectively. During the three months ended September 29, 2019, the Company recorded a discrete item which resulted in a tax benefit of $1.5 million relating to an adjustment in state tax expense for the treatment of the Nant Transaction gain for state apportionment in selected states. For the three and nine months ended September 29, 2019, the rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, income from non-controlling interest, tax expense related to vesting of stock compensation, and nondeductible expenses.
NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFITS
Multiemployer Pension Plans
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. During the nine months ended September 27, 2020, the Company made contributions totaling $5.8 million to the Teamsters Local Union No. 727 Pension Fund (the “Teamsters Fund”), pursuant to its amended rehabilitation plan. The Company expects to contribute an additional $1.5 million during the remainder of 2020. These payments are expensed as the payments become due.
In 2018, the Company’s last employee that was a member of the CWA/ITU Union at the Company’s Baltimore location retired. This retirement effected a partial withdrawal from the CWA/ITU Negotiated Pension Plan. The partial withdrawal creates a liability for which the Company is required to pay quarterly installments over a 20-year period. The Company has accrued $1.0 million to reflect this obligation which is reflected in other long-term obligations in the Consolidated Condensed Balance Sheets.
Defined Benefit Plans
The Company is the sponsor of a single-employer defined benefit plan, the Daily News Retirement Plan (the “NYDN Pension Plan”). The NYDN Pension Plan provides benefits to certain current and former employees of the New York Daily News. As of March 31, 2018, future benefits under the NYDN Pension Plan were frozen and no new participants are permitted after that time. The Company contributed $2.5 million to the NYDN Pension Plan in the nine months ended September 27, 2020. The Company’s remaining required minimum contribution for 2020 is $0.1 million. The CARES Act allows companies to defer making the required minimum contributions until January 1, 2021. Should companies defer making contributions, such deferred contributions accrue interest from the original due date through the payment date. The Company has not deferred any contributions as permitted by the CARES Act.
The components of net periodic benefit for the NYDN Pension Plan are as follows (in thousands):

	Three months ended		Nine months ended		Affected Line Items in the Consolidated Statements of Income (Loss)
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Interest cost	$566	$878	$1,673	$2,637	Other income (expense), net
Expected return on assets	(946)	(1,052)	(2,838)	(3,159)	Other income (expense), net
Net periodic benefit	$(380)	$(174)	$(1,165)	$(522)

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

	Three months ended		Nine months ended		Affected Line Items in the Consolidated Statements of Income (Loss)
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Service Cost	$4	$5	$11	$13	Compensation
Interest cost	7	10	20	29	Other income (expense), net
Amortization of prior service credits	(31)	(82)	(97)	(246)	Other income (expense), net
Amortization of actuarial gains	2	—	7	—	Other income (expense), net
Net periodic benefit	$(18)	$(67)	$(59)	$(204)

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
On February 3, 2020, the Company and the seller amended the LLC Agreement to, among other things, remove the Put Option and Call Option sections of the LLC Agreement. This amendment eliminated the requirement as of that date in fiscal 2020 and in future periods to adjust the carrying value of the noncontrolling interest to the amount the Company would be required to pay to acquire the noncontrolling interest. Additionally, due to elimination of the Put Option, the noncontrolling interest has been reclassified to the Stockholders’ Equity section of the consolidated balance sheet. During the nine months ended September 27, 2020, the Company recorded a carrying value adjustment of $0.3 million related to the period prior to the amendment of the LLC Agreement.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of the activity with respect to noncontrolling interest for the nine months ended September 27, 2020, is as follows (in thousands):

Balance at December 29, 2019	$63,501
Carrying value adjustment	322
Income attributable to noncontrolling interest	310
Reclassification of noncontrolling interest ("NCI") from temporary equity	(64,133)
Balance at September 27, 2020	$—
The income attributable to the noncontrolling interest for the nine months ended September 27, 2020, was $5.3 million with $0.3 million attributed to the noncontrolling interest before the February 3, 2020, amendment as presented above and $5.0 million attributed to the noncontrolling interest after the February 3, 2020, amendment as presented in the Consolidated Statement of Equity.
During the three and nine months ended September 27, 2020, BestReviews declared and paid dividends of $5.5 million and $24.5 million, respectively, to its stockholders. The Company’s portion of these dividends for the three and nine months ended September 27, 2020, were $3.3 million and $14.7 million, respectively. The noncontrolling interest’s portion for the three and nine months ended September 27, 2020, were $2.2 million and $9.8 million, respectively. These dividends are presented in the Consolidated Statement of Equity.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Income (loss) - Numerator:
Net income (loss) from continuing operations	$8,491	$6,873	$(33,959)	$7,503
Less: Income attributable to noncontrolling interest	1,824	1,150	5,316	3,037
Less: Noncontrolling interest carrying value adjustment	—	14,853	322	14,853
Net income (loss) available to Tribune common stockholders, before discontinued operations	6,667	(9,130)	(39,597)	(10,387)
Plus: Loss from discontinued operations, net of taxes	—	(12,848)	—	(13,570)
Net income (loss) attributable to Tribune common stockholders	$6,667	$(21,978)	$(39,597)	$(23,957)

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	36,522	35,863	36,426	35,734
Dilutive effect of employee stock options and RSUs	113	—	—	—
Adjusted weighted average shares outstanding (diluted)	36,635	35,863	36,426	35,734

Basic net income (loss) attributable to Tribune per common share:
Income (loss) from continuing operations	$0.18	$(0.25)	$(1.09)	$(0.29)
Income (loss) from discontinued operations	$—	$(0.36)	$—	$(0.38)
Basic net income (loss) attributable to Tribune per common share	$0.18	$(0.61)	$(1.09)	$(0.67)

Diluted net income (loss) attributable to Tribune per common share:
Income (loss) from continuing operations	$0.18	$(0.25)	$(1.09)	$(0.29)
Income (loss) from discontinued operations	$—	$(0.36)	$—	$(0.38)
Diluted net income (loss) attributable to Tribune per common share	$0.18	$(0.61)	$(1.09)	$(0.67)
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 309,275 and 418,608 for the three and nine months ended September 27, 2020, respectively. The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 858,219 and 902,664 for the three and nine months ended September 29, 2019, respectively.
The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 718,007 and 679,524 for the three and nine months ended September 27, 2020, respectively. The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 1,099,943 and 1,221,963 for the three and nine months ended September 29, 2019, respectively.

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
Stock Repurchases
On March 13, 2019, the Board of Directors authorized $25.0 million to be used for stock repurchases for 24 months from the date of authorization. No repurchases were made in the nine months ended September 27, 2020.
Significant Shareholders
Alden Funds
Alden Global Opportunities Master Fund, L.P. and Alden Global Value Recovery Master Fund, L.P. (together, the “Alden Funds”) beneficially own 11,544,213 shares of Tribune common stock, which represented 31.6% of the outstanding shares of Tribune common stock as of September 27, 2020. During November 2019, the Alden Funds acquired 11,544,213 shares of the Company’s common stock. Of those shares, 9,071,529 shares were purchased from Merrick Media and Michael W. Ferro, previously the Company’s non-executive Chairman of the Board, in a private transaction and the remaining shares were purchased on the open market.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Nant Capital, LLC
Dr. Patrick Soon-Shiong, a former director of the Company, together with Nant Capital, beneficially own 8,743,619 shares of Tribune common stock, which represented 23.9% of the outstanding shares of Tribune common stock as of September 27, 2020. California Capital Equity, LLC (“CalCap”) directly owns all of the equity interests of Nant Capital, and CalCap may be deemed to have beneficial ownership of the shares held by Nant Capital. Dr. Soon-Shiong directly owns all of the equity interests of CalCap and may be deemed to beneficially own and share voting power and investment power with Nant Capital over all shares of Tribune common stock beneficially owned by Nant Capital. Under the Securities Purchase Agreement dated May 22, 2016, among the Company, Nant Capital and Dr. Patrick Soon-Shiong (“Nant Purchase Agreement”), Nant Capital and Dr. Soon-Shiong and their respective affiliates are prohibited from transferring shares of the Company’s common stock if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then-outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the Company’s then-existing primary geographical markets.
On January 17, 2019, Dr. Patrick Soon-Shiong, NantMedia and Nant Capital entered into a Standstill and Voting Agreement (“Standstill Agreement”) with the Company. The Standstill Agreement provides that until June 30, 2020, Dr. Patrick Soon-Shiong, Nant Media, and Nant Capital would not (a) make or participate in any solicitation of proxies to vote, or seek to advise or knowingly influence any person with respect to the voting of any voting securities of the Company, (b) join or participate in a “group” (as defined in the rules of the SEC) in connection with any securities of the Company or (c) seek to control or knowingly influence the management, board of directors or policies of the Company. Furthermore, under the Standstill Agreement, Dr. Patrick Soon-Shiong, Nant Media and Nant Capital would, until June 30, 2020, vote their shares of common stock (a) in favor of each nominee or director designated by the Nominating and Governance Committee of the Board of Directors at each election of directors and (b) in accordance with the Board’s recommendations on any change of control

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

transaction involving the Company at or above a minimum purchase price. The Company recorded a charge to non-operating expense during the nine months ended September 29, 2019, for $0.5 million related to the Standstill Agreement.
Rights Agreement
On July 27, 2020, the Board of the Company declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share of the Company. The dividend was payable on August 7, 2020, to holders of record as of the close of business on that date. The Board has adopted the Rights Agreement to reduce the likelihood that a potential acquirer would gain (or seek to influence or change) control of the Company through acquisitions from other stockholders, open market accumulation or other tactics without paying an appropriate premium for the Company’s shares. In general terms and subject to certain exceptions, it works by imposing a significant penalty upon any person or group (including a group of persons that are acting in concert with each other) that acquires 10.0% or more of the outstanding common stock of the Company without the approval of the Board.
The Rights will expire on July 27, 2021, unless earlier exercised, exchanged, amended or redeemed. The Rights Agreement, which is described more fully in the Company’s Current Report on Form 8-K dated July 28, 2020, includes antidilution provisions designed to prevent efforts to diminish the effectiveness of the Rights.
NOTE 16: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 27, 2020, where applicable (in thousands):

	Foreign Currency	OPEB	Pension	Total
Balance at December 29, 2019	$(60)	$42	$(2,334)	$(2,352)
Amounts reclassified from AOCI	—	(65)	—	(65)
Foreign currency translation adjustments	(20)	—	—	(20)
Balance at September 27, 2020	$(80)	$(23)	$(2,334)	$(2,437)
The following table presents the amounts and line items in the Consolidated Statements of Income (Loss) where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the three and nine months ended September 27, 2020, and September 29, 2019 (in thousands):

	Three months ended		Nine months ended		Affected Line Items in the Consolidated Statements of Income (Loss)
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Pension and postretirement benefit adjustments:
Amortization of prior service credits	$(31)	$(82)	$(97)	$(246)	Other income, net
Amortization of actuarial gains	2	—	7	—	Other income, net
Total before taxes	(29)	(82)	(90)	(246)
Tax effect	(8)	(22)	(25)	(68)	Income tax expense (benefit)
Total reclassifications for the period	$(21)	$(60)	$(65)	$(178)

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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 18: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Nine months ended
	September 27, 2020	September 29, 2019
Cash paid during the period for:
Interest	$194	$—
Income taxes, net of refunds	(8,383)	8,176
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

	September 27, 2020	December 29, 2019
Cash	$89,992	$60,963
Restricted cash	31,371	37,290
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$121,363	$98,253

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
The Company continues to position itself as a leaner, more agile operation in order to sustain itself for the long term. Accordingly, the Company is aggressively flattening its management organization, reducing its real estate footprint and eliminating fixed cost infrastructure as well as continually assessing its operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. In the past these activities have included, and could include in the future, outsourcing of various functions or operations, abandonment of leased space and other activities which may result in changes to employee headcount. See Note 3 for more information on the Company’s lease activities and Note 5 to the Consolidated Financial Statements for more information on changes in operations in the nine months ended September 27, 2020. The Company expects to continue to take actions deemed appropriate to enhance profitability but does not currently know whether or when any such actions will occur or the potential costs and expected savings. Depending on the actions taken and the timing of any such actions, the anticipated cost savings could be recognized in fiscal periods that do not correspond to the fiscal period(s) in which the charges are recognized. As a result, the Company’s net income trends could be impacted and be more difficult to predict.
COVID-19 Update
With the global outbreak of the novel coronavirus (“COVID-19”) and the declaration of a pandemic by the World Health Organization on March 11, 2020, the governments in the states in which Tribune operates have deemed news publishing and media services as “critical infrastructure” providing essential services and information during this global emergency. As a provider of critical infrastructure, Tribune is not subject to business closure requirements and has taken steps to keep employees working safely and news and information being distributed. Tribune remains focused on protecting the health and well-being of its employees and the communities in which it operates while assuring the continuity of its business operations.
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
As part of the Company’s reduction in spending, it has withheld payment of rent for a majority of its leased facilities in April, May and June and requested rent relief in various forms, as described in Note 3 to the Consolidated Financial Statements. Tribune has been notified by a number of lessors that it is in default under the terms of the respective leases and the Company and certain of such lessors have formally filed complaints in their local jurisdictions. The Company is negotiating with such lessors on the terms of the potential rent relief and the lessors’ remedies and is responding timely to all filed complaints. The Company has secured rent abatements or deferrals and lease restructuring for approximately 27 leases and terminations on 10 leases.
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
As of September 27, 2020, the Company’s prominent print publications and websites include:

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

RESULTS OF OPERATIONS
Operating results from continuing operations are shown in the table below (in thousands):

	Three months ended			Nine months ended
	Sept 27, 2020	Sept 29, 2019	% Change	Sept 27, 2020	Sept 29, 2019	% Change
Advertising	$57,583	$93,218	(38.2%)	$188,160	$293,538	(35.9%)
Circulation	88,330	90,598	(2.5%)	265,597	275,044	(3.4%)
Other	42,755	52,211	(18.1%)	134,496	162,297	(17.1%)
Total operating revenues	188,668	236,027	(20.1%)	588,253	730,879	(19.5%)
Compensation	64,888	83,066	(21.9%)	231,981	276,583	(16.1%)
Newsprint and ink	7,665	12,613	(39.2%)	25,784	43,834	(41.2%)
Outside services	61,982	77,549	(20.1%)	203,193	241,787	(16.0%)
Other operating expenses	32,400	42,163	(23.2%)	97,891	123,604	(20.8%)
Depreciation and amortization	9,360	11,261	(16.9%)	28,702	34,993	(18.0%)
Impairment	4,960	—	*	56,009	—	*
Total operating expenses	181,255	226,652	(20.0%)	643,560	720,801	(10.7%)
Income (loss) from operations	7,413	9,375	(20.9%)	(55,307)	10,078	*
Interest income (expense), net	(176)	(57)	*	(391)	478	*
Loss on equity investments, net	—	(2,213)	*	(117)	(3,255)	(96.4%)
Other income (expense), net	401	248	61.7%	1,237	265	*
Income tax expense (benefit)	853	(480)	*	20,619	(63)	*
Net income (loss) from continuing operations	8,491	6,873	23.5%	(33,959)	7,503	*
Plus: Loss from discontinued operations, net of taxes	—	(12,848)	*	—	(13,570)	*
Net income (loss)	8,491	(5,975)	*	(33,959)	(6,067)	*
Less: Income attributable to noncontrolling interest	1,824	1,150	58.6%	5,316	3,037	75.0%
Net income (loss) attributable to Tribune common stockholders	$6,667	$(7,125)	*	$(39,275)	$(9,104)	*
* Represents positive or negative change in excess of 100%
Three months ended September 27, 2020 compared to the three months ended September 29, 2019
Advertising Revenue—Advertising revenues decreased 38.2%, or $35.6 million, in the three months ended September 27, 2020, compared to the same period for 2019, due to decreases in all revenue categories. Retail advertising decreased $29.5 million, year over year, classified advertising decreased $4.8 million and national advertising decreased $1.7 million. The COVID-19 pandemic continues to exacerbate the decline in advertising revenue.
Circulation Revenue—Circulation revenues decreased 2.5%, or $2.3 million, in the three months ended September 27, 2020, compared to the same period for 2019. Home delivery revenue decreased $5.5 million and single copy sales decreased $1.9 million. These decreases were partially offset by an increase of $5.1 million in digital subscription revenue as customers turn to digital delivery.
Other Revenue—Other revenues consist of commercial print and delivery, direct mail and marketing, and content syndication and licensing, referral fees and other revenue. Other revenues decreased 18.1%, or $9.5 million, in the three months ended September 27, 2020, compared to the same period for 2019. Commercial print and delivery revenue decreased $5.2 million, direct mail revenue decreased $3.6 million, and revenue from the TSA agreement decreased $4.2 million. These decreases were partially offset by a $3.9 million increase in referral revenue at BestReviews.
Compensation Expense—Compensation expense decreased 21.9%, or $18.2 million, in the three months ended September 27, 2020. This decrease was due primarily to a decrease in salary and payroll tax expense of $15.5 million, a decrease in incentive compensation of $3.6 million and a decrease in stock-based compensation of $1.4 million. These decreases were partially offset by an increase of $3.1 million in multiemployer pension expense and an increase in severance costs of $2.2 million.
Newsprint and Ink Expense—Newsprint and ink expense decreased 39.2%, or $4.9 million, in the three months ended September 27, 2020. This decrease was due primarily to a decrease in the average cost per ton of newsprint and a decrease in volume.
Outside Services Expense—Outside services expense decreased 20.1%, or $15.6 million, in the three months ended September 27, 2020. This decrease was due primarily to a reduction of $6.0 million in third party delivery expense, a reduction of $3.2 million in outside printing and production expenses, a decrease of $1.7 million in consultative services, a decrease of $1.2 million in temporary help and a decrease of $1.2 million in freelance purchased content.
Other Operating Expenses—Other expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses, including gains on fixed asset sales. These expenses decreased 23.2%, or $9.8 million, in the three months ended September 27, 2020, due primarily to a decrease of $2.8 million in promotion expenses, a decrease of $2.1 million in occupancy expenses, a decrease of $1.4 million in travel and entertainment expenses, a decrease of $1.2 million in repairs and maintenance, with additional decreases across all categories.
Depreciation and Amortization Expense—Depreciation and amortization expense decreased 16.9%, or $1.9 million, primarily due to decreased depreciation related to asset retirements in previous periods partially offset by the accelerated depreciation related to printing and packaging outsourcing at The Virginian-Pilot.
Impairment Expense—For the three months ended September 27, 2020, the Company recorded a non-cash impairment charge of $5.0 million related to abandoned lease space. See Note 3 to the consolidated financial statements for additional information on these impairments.
Loss on Equity Investments, Net—Loss on equity investments, net decreased $2.2 million primarily due to additional reserves for certain investments of the Company in the prior year.
Income Tax Expense (Benefit)—Income tax benefit increased $1.3 million for the three months ended September 27, 2020, over the prior year period. For the three months ended September 27, 2020, the Company recorded an income tax benefit of $0.9 million which includes an additional $0.7 million benefit from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) relating to the carryback of a loss to a period with a higher tax rate. The effective tax rate on pretax income was (11.2%) in the three months ended September 27, 2020. This rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, noncontrolling interest, tax expense related to vesting of stock compensation, and non-deductible expenses.
For the three months ended September 29, 2019, the Company recorded income tax expense of $0.5 million including a discrete item which resulted in a tax benefit of $1.5 million relating to an adjustment in the state tax expense for the treatment of the Nant Transaction gain for state apportionment in select states. The effective tax rate on pretax income was 6.5% in the three months ended September 29, 2019. The rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit and non-deductible expenses.
Nine months ended September 27, 2020 compared to the nine months ended September 29, 2019
Advertising Revenue—Advertising revenues decreased 35.9%, or $105.4 million, in the nine months ended September 27, 2020, compared to the same period for 2019, due to decreases in all revenue categories. Retail advertising decreased $83.4 million, year over year, classified advertising decreased $12.6 million and national advertising decreased $9.9 million. The COVID-19 pandemic continues to exacerbate the decline in advertising revenue.
Circulation Revenue—Circulation revenues decreased 3.4%, or $9.4 million, in the nine months ended September 27, 2020, compared to the same period for 2019. Home delivery revenue decreased $14.2 million and single copy sales decreased $6.4 million. These decreases were partially offset by an increase of $11.1 million in digital subscription revenue as customers turn to digital delivery.
Other Revenue—Other revenues consist of commercial print and delivery, direct mail and marketing, and content syndication and licensing, referral fees and other revenue. Other revenues decreased 17.1%, or $27.8 million, in the nine months ended September 27, 2020, compared to the same period for 2019. Commercial print and delivery revenue decreased $14.6 million, direct mail revenue decreased $8.5 million, and revenue from the TSA agreement decreased $14.5 million. These decreases were partially offset by a $10.2 million increase in referral revenue at BestReviews.
Compensation Expense—Compensation expense decreased 16.1%, or $44.6 million, in the nine months ended September 27, 2020. This decrease was due primarily to a decrease in salary and payroll tax expense of $33.6 million, a decrease in incentive compensation of $13.9 million, a decrease in stock-based compensation of $7.0 million and a decrease of $4.9 million in multiemployer pension expense. These decreases were partially offset by an increase in severance costs of $17.9 million.
Newsprint and Ink Expense—Newsprint and ink expense decreased 41.2% or $18.1 million for the nine months ended September 27, 2020. This decrease was due primarily to a decrease in the average cost per ton of newsprint and a decrease in volume.
Outside Services Expense—Outside services expense decreased 16.0%, or $38.6 million, in the nine months ended September 27, 2020. This decrease was due primarily to a reduction of $16.2 million in third party delivery expense, a reduction of $7.0 million in outside printing and production expenses, a decrease of $4.7 million in consultative services expense, a decrease of $2.9 million in temporary help and a decrease of $2.5 million in freelance purchased content.
Other Operating Expenses—Other expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses. These expenses decreased 20.8%, or $25.7 million, in the nine months ended September 27, 2020, due primarily to a decrease of $5.5 million in promotion expenses, the $5.2 million gain recognized related to the sale of property in Virginia, a decrease of $5.1 million in occupancy expenses, a decrease of $3.5 million in repairs and maintenance and a decrease of $3.0 million in travel and entertainment expenses. These decreases were partially offset by an increase of $2.1 million in bad debt expense.
Depreciation and Amortization Expense—Depreciation and amortization expense decreased 18.0%, or $6.3 million, primarily due to decreased depreciation related to asset retirements in previous periods partially offset by the accelerated depreciation related to printing and packaging outsourcing at The Virginian-Pilot.
Impairment Expense—For the nine months ended September 27, 2020, the Company recorded a non-cash impairment charge of $56.0 million with $46.4 million related to long-lived assets, $7.1 million related to mastheads, and $2.5 million related to goodwill. Long-lived asset impairments include $11.9 million related to abandoned lease space. See the notes to the consolidated financial statements for additional information on these impairments.
Loss on Equity Investments, Net—Loss on equity investments, net decreased $3.1 million primarily due to additional impairments for certain of the Company’s investments recorded in the prior year.
Income Tax Expense (Benefit)—Income tax benefit increased $20.7 million for the nine months ended September 27, 2020, over the prior year period. For the nine months ended September 27, 2020, the Company recorded an income tax benefit of $20.6 million which includes an additional $1.7 million benefit from the CARES Act relating to the carryback of a loss to a period with a higher tax rate. The effective tax rate on pretax income was 37.8% in the nine months ended September 27, 2020. This rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, noncontrolling interest, tax expense related to vesting of stock compensation, and non-deductible expenses.
For the nine months ended September 29, 2019, the Company recorded income tax benefit of $0.1 million including a discrete item which resulted in a tax benefit of $1.5 million relating to an adjustment in the state tax expense for the treatment of the Nant Transaction gain for state apportionment in select states. The effective tax rate on pretax income was 0.8% in the nine months ended September 29, 2019. This rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit and non-deductible expenses, income from noncontrolling interest, tax expense related to vesting of stock compensation, and non-deductible expenses.
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

	Three months ended			Nine months ended
(in thousands)	Sept 27, 2020	Sept 29, 2019	% Change	Sept 27, 2020	Sept 29, 2019	% Change
Net income (loss) from continuing operations	$8,491	$6,873	23.5%	$(33,959)	$7,503	*
Income tax expense (benefit) from continuing operations	(853)	480	*	(20,619)	63	*
Interest income (expense), net	176	57	*	391	(478)	*
Loss on equity investments, net	—	2,213	*	117	3,255	(96.4%)
Other income (expense), net	(401)	(248)	61.7%	(1,237)	(265)	*
Income (loss) from operations	7,413	9,375	(20.9%)	(55,307)	10,078	*
Depreciation and amortization	9,360	11,261	(16.9%)	28,702	34,993	(18.0%)
Impairment	4,960	—	*	56,009	—	*
Restructuring and transaction costs (1)	4,531	1,721	*	25,813	14,389	79.4%
Stock based compensation	1,001	2,449	(59.1%)	4,133	11,065	(62.6%)
Adjusted EBITDA from continuing operations	$27,265	$24,806	9.9%	$59,350	$70,525	(15.8%)
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
Sources and Uses
The table below details the total operating, investing and financing activity cash flows from continuing operations (in thousands):

	Nine months ended
	September 27, 2020	September 29, 2019
Net cash provided by operating activities	$42,523	$31,953
Net cash provided by (used for) investing activities	844	(14,584)
Net cash used for financing activities	(20,257)	(59,089)
Increase (decrease) in cash attributable to continuing operations	$23,110	$(41,720)
Cash flow generated from operating activities is Tribune’s primary source of liquidity. Cash provided by continuing operating activities for the nine months ended September 27, 2020, totaled $42.5 million compared to cash provided by continuing operating activities of $32.0 million for the nine months ended September 29, 2019. The increase in cash provided by operating activities was driven by an increase in cash from working capital of $16.1 million primarily related to decreases in prepaid expenses and accounts payable, partially offset by a decrease in operating results of $5.6 million (defined as net income (loss) adjusted for non-working capital items).
Net cash provided by investing activities from continuing operations totaled $0.8 million in the nine months ended September 27, 2020, primarily due to the net proceeds of $9.0 million related to the sale of real property in Norfolk, Virginia, partially offset by $8.6 million used for capital expenditures. In the nine months ended September 29, 2019, net cash used for investing activities from continuing operations totaled $14.6 million, primarily due to $13.9 million used for capital expenditures.
Net cash used for financing activities totaled $20.3 million for the nine months ended September 27, 2020, primarily due to payment of a cash dividend of $9.1 million to the Company’s common stockholders on March 16, 2020, and a payment of $9.8 million in dividends paid to the noncontrolling interest. In the nine months ended September 29, 2019, net cash used for financing activities was $59.1 million, primarily due to payment of a cash dividend of $53.8 million on July 2, 2019.
There was no cash used for discontinued operations for the nine months ended September 27, 2020. Cash used for discontinued operations totaled $6.0 million for the nine months ended September 29, 2019, related to the final tax payment related to the sale of the California Properties.
Dividends
On February 19, 2020, the Board of Directors declared a cash dividend of $0.25 per share of common stock outstanding. The cash dividend of $9.1 million was paid on March 16, 2020, to shareholders of record as of March 2, 2020. Additionally, the Company accrued dividend equivalents of $0.2 million for RSUs outstanding as of the record date.
During the three and nine months ended September 27, 2020, BestReviews declared and paid dividends of $5.5 million and $24.5 million, respectively, to its stockholders. The Company’s portion of these dividends for the three and nine months ended September 27, 2020, were $3.3 million and $14.7 million, respectively. The noncontrolling interest’s portion for the three and nine months ended September 27, 2020, were $2.2 million and $9.8 million, respectively. These dividends are presented in the Consolidated Statement of Equity. See Note 13 to the Consolidated Financial Statements for additional information on the dividend to the noncontrolling interest.
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
Multiemployer pension
During 2020 the Company is required to make $7.3 million in payments to the Teamsters Local Union No. 727 Pension Fund (the “Teamsters Fund”) under the amended rehabilitation plan. During the nine months ended September 27, 2020, the Company has paid $5.8 million of the payments required. The Company expects to contribute an additional $1.5 million during the remainder of 2020.
In 2018, the Company’s last employee that was a member of the CWA/ITU Union at the Company’s Baltimore location retired. This retirement effected a partial withdrawal from the CWA/ITU Negotiated Pension Plan. The partial withdrawal creates a liability for which the Company is required to pay quarterly installments over a 20-year period. The Company has accrued $1.0 million to reflect this obligation which is reflected in other long-term obligations in the Consolidated Condensed Balance Sheets.
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
Employee Reductions
During the nine months ended September 27, 2020, the Company implemented reductions in staffing levels in its operations of 647 positions for which the Company recorded pretax charges related to these reductions totaling $26.2 million. These reductions include 199 positions related to the voluntary severance incentive plan initiated in the first quarter of 2020 and 141 position related to the outsourcing below. The related salary continuation payments began during the first quarter of 2020 and the final payment to the last employee is expected to be made in the third quarter of 2021.
During the second quarter of 2020, the Company contracted with a third party to outsource the printing and packaging of The Virginian-Pilot. The services were fully transitioned to the third party at the end of the third quarter. The related salary continuation payments began during the second quarter of 2020 and are expected to continue through the third quarter of 2021.
Contractual Obligations
The table below represents Tribune’s contractual obligations as of September 27, 2020, which has been updated to reflect the rent abatements and deferrals, lease restructurings, and terminations during the nine months ended September 27, 2020 (in thousands):

	Total	2020, remaining	2021	2022	2023	2024	Thereafter
Finance leases	6,949	—	6,949	—	—	—	—
Operating leases (1)	119,190	12,431	27,570	24,875	15,166	8,176	30,972
Teamsters Fund	51,145	1,500	9,100	9,975	10,950	12,210	7,410
NYDN Pension Plan	2,459	97	2,362	—	—	—	—
Total	179,743	14,028	45,981	34,850	26,116	20,386	38,382
(1) - The Company leases certain equipment and office and production space under various operating leases. Net lease expense for Tribune was $17.7 million and $18.6 million for the nine months ended September 27, 2020, and September 29, 2019, respectively.

The contractual obligations table includes the Company’s estimated minimum contribution to the NYDN Pension Plan for 2020 and 2021. The contractual obligations table does not include actuarially projected minimum funding requirements of the NYDN Pension Plan after 2021. The projected minimum funding requirements contain significant uncertainties regarding the actuarial assumptions involved in making such minimum funding projections, including interest rate levels, asset returns, mortality and cost trends, and what, if any, changes will occur to regulatory requirements. Further contributions are currently projected for 2021 through 2025, however the amounts cannot be reasonably estimated.

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
Subsequent Events
Subsequent to September 27, 2020, the Company contracted with a third party to outsource the printing and packaging of the Hartford Courant which will result in a reduction of 148 positions. Additionally, certain assets required to print and package the Hartford Courant will no longer be used as of the transition date. The services will be fully transitioned to the third party at the end of the fourth quarter of 2020. As a result of this agreement, the Company expects to record an estimated severance charge of $2.3 million and accelerated depreciation of $1.2 million in the fourth quarter of 2020. The related salary continuation payments will begin in the fourth quarter of 2020 and are expected to continue through the first quarter of 2022.
On November 2, 2020, the Company completed the sale of real property located in Virginia Beach, Virginia for a cash sales price of $5.2 million. The Company received net proceeds of $4.9 million and expects to record a pre-tax gain of $1.3 million related to the sale in the fourth quarter of 2020. Additionally the Company leased back 39,975 square feet for a distribution center at $0.2 million per year for an initial term of two years with an option to renew for an additional two years.
NEW ACCOUNTING STANDARDS
See Note 1 in the Consolidated Financial Statements for a description of new accounting standards issued and/or adopted in the three and nine months ended September 27, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 27, 2020, there had been no material changes in the Company’s exposure to market risk from the disclosure included in the 2019 Annual Report.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 27, 2020, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Risks Relating to Our Business
The outbreak of the novel coronavirus has adversely affected our results of operations and could materially impact our business, financial condition, results of operations and cash flows in the future.
The outbreak of COVID-19 and ensuing pandemic has created significant volatility, uncertainty and economic disruption as federal, state and local governments take increasingly broad actions to mitigate this public health crisis. We have experienced significant disruption to our business, both in our operations and from the adverse effect on overall economic conditions. We have seen a decrease in demand for advertising as our customers cope with the uncertainties related to the pandemic and its related business closures, particularly in the retail and consumer services sectors. The volume under our commercial production and distribution contracts has also decreased. Additionally, the Company has closed many of its facilities and implemented widespread work-from-home arrangements which have disrupted our normal processes. The ultimate scope and duration of these closures is not known.
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
A sustained economic downturn may also result in the carrying value of our goodwill or other intangible assets exceeding their fair value, which may require us to recognize an impairment to those assets. A sustained downturn in the financial markets and related pension asset values may have the effect of increasing our pension funding obligations in order to ensure that our qualified pension plan continues to be adequately funded, which may divert cash flow from other uses.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 13, 2019, the Board of Directors authorized $25.0 million to be used for stock repurchases for 24 months from the date of authorization. No repurchases were made in the nine months ended September 27, 2020.
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

TRIBUNE PUBLISHING COMPANY

By:	/s/ Michael N. Lavey
Michael N. Lavey
Interim Chief Financial Officer, Chief Accounting Officer and Controller
Date:	November 4, 2020