Form 10-K
period 2020-12-27
Tribune Publishing Co
filed 2021-03-08
CIK 1593195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 27, 2020
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-36230
TRIBUNE PUBLISHING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
560 W. Grand Avenue, Chicago, Illinois	60654
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (312) 222-9100
Former name, former address and former fiscal year, if changed since last report.
160 N. Stetson Avenue, Chicago, Illinois 60601
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $153,739,291 on the closing market price of $9.88 per share of Common Stock on the Nasdaq Global Select Market as of June 28, 2020.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2021
Common Stock, par value $0.01 per share	36,794,401
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The statements contained in this Annual Report on Form 10-K, as well as the information contained in the notes to our Consolidated Financial Statements, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based largely on our current expectations and reflect various estimates and assumptions by us. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in such forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond our control, include, without limitation, the acquisition of the Company by Alden Global Capital may not be completed in a timely manner or at all; the effect of the novel coronavirus ("COVID-19") and related governmental and economic responses; changes in advertising demand, circulation levels and audience shares; competition and other economic conditions; our ability to develop and grow our online businesses; changes in newsprint price and availability; our ability to maintain data security and comply with privacy-related laws; economic and market conditions that could impact the level of our required contributions to the defined benefit pension plans to which we contribute; decisions by trustees under rehabilitation plans (if applicable) or other contributing employers with respect to multiemployer plans to which we contribute which could impact the level of our contributions; our ability to maintain effective internal control over financial reporting; concentration of stock ownership among our principal stockholders whose interest may differ from those of other stockholders; and other events beyond our control that may result in unexpected adverse operating results. For specific risks related to the COVID-19 pandemic and more information about these and other risks, see Item 1A. — Risk Factors in this filing.
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
Item 1. Business
Overview
Tribune Publishing Company, together with its subsidiaries (collectively, the “Company” or “Tribune”), is a media company rooted in award-winning journalism. Headquartered in Chicago, Illinois, Tribune operates local media businesses in eight markets with titles including the Chicago Tribune, New York Daily News, The Baltimore Sun, Hartford Courant, South Florida’s Sun Sentinel, Orlando Sentinel, Virginia’s Daily Press and The Virginian-Pilot, and The Morning Call of Lehigh Valley, Pennsylvania. Tribune also operates Tribune Content Agency (“TCA”). Tribune’s major daily newspapers have served their respective communities with local, regional, national and international news and information for more than 150 years. The Hartford Courant is the nation’s oldest continuously published newspaper and celebrated its 256th anniversary in October 2020.
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
Agreement and Plan of Merger
On February 16, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Tribune Enterprises, LLC, a Delaware limited liability company (“TELLC”), Tribune Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of TELLC (“Merger Sub”), and the Company, pursuant to which Merger Sub will merge (the “Merger”) with and into the Company, with the Company surviving as a wholly owned subsidiary of TELLC. TELLC is the acquirer and is an affiliate of Alden Global Opportunities Master Fund, L.P. and Alden Global Value Recovery

Master Fund, L.P. (collectively, “Alden”), the Company’s largest shareholder. Upon completion of the transaction the Company will become a privately held company, and its common stock will no longer be listed on any public market.
Subject to the terms and conditions set forth in the Merger Agreement, at the closing of the Merger, each share of common stock, par value $0.01 per share (other than treasury stock or common stock held by TELLC or any of its affiliates) issued and outstanding immediately as of the closing (other than dissenting shares) will be converted into the right to receive $17.25 in cash, without interest (the “Merger Consideration”).
The consummation of the Merger (the “Closing”) is subject to certain customary mutual conditions, including (i) the approval of the Company’s stockholders holding two-thirds of the outstanding shares of Company Common Stock not owned by TELLC and its affiliates, (ii) the expiration or termination of any waiting period applicable to the closing of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and (iii) the absence of any order of any U.S. court that prohibits, renders illegal or permanently enjoins the consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon (i) the accuracy of the representations and warranties of the other party as of the date of the Merger Agreement and as of the Closing (subject to customary materiality qualifiers), (ii) compliance by the other party in all material respects with its pre-Closing obligations under the Merger Agreement and (iii) in TELLC’s case, the absence of a material adverse effect with respect to the Company.
The Company and TELLC have each made customary representations, warranties and covenants in the Merger Agreement. Subject to certain exceptions, the Company has agreed, among other things, to covenants relating to the conduct of its business during the interim period between the execution of the Merger Agreement and the consummation of the Merger. The parties have also agreed to use their respective reasonable best efforts to obtain governmental and regulatory approvals. In addition, subject to certain exceptions, the Company has agreed to covenants relating to (i) the submission of the Merger Agreement to the Company’s stockholders at a special meeting thereof for approval, (ii) the recommendation by the board of directors of the Company in favor of the adoption by the Company’s stockholders of the Merger Agreement and (iii) non-solicitation obligations of the Company relating to alternative acquisition proposals.
Either the Company or TELLC may terminate the Merger Agreement if (i) TELLC, Merger Sub and the Company agree by mutual written consent to do so, (ii) the Merger has not been consummated on or before December 31, 2021 (the “End Date”), (iii) any court has issued an order permanently restraining, enjoining or otherwise prohibiting the Merger and such order or other action is, or has become, final and non-appealable, (iv) the approval of the Company’s stockholders is not obtained at a meeting of the Company’s stockholders called for the purpose of adopting the Merger Agreement or (v) the other party breaches any representation, warranty or covenant that results in the failure of the related closing condition to be satisfied, subject to a cure period in certain circumstances. In addition, the Company may, under certain circumstances, terminate the Merger Agreement in order for the Company to enter concurrently into a definitive written agreement with respect to an unsolicited superior acquisition proposal, subject to the Company having first complied with certain matching rights and other obligations set forth in the Merger Agreement. Additionally, TELLC may, under certain circumstances, terminate the Merger Agreement if (i) the board of directors of the Company changes or adversely modifies its recommendation that the Company’s stockholders vote in favor of adopting the Merger Agreement or (ii) the Company materially breaches its non-solicitation obligations and such breach results in an alternative transaction proposal.
If the Merger Agreement is terminated (i) by the Company in order for the Company to enter into a definitive written agreement with respect to an unsolicited superior acquisition proposal, (ii) by TELLC because (a) the board of directors of the Company changes or adversely modifies its recommendation that the Company’s stockholders vote in favor of adopting the Merger Agreement or (b) the Company materially breaches its non-solicitation obligations and such breach results in an alternative transaction proposal, or (iii) by (x) either party because the Merger was not consummated on or before the End Date (as it may be extended) or approval of the Company’s stockholders was not obtained or (y) by TELLC if the Company commits a breach of any representation, warranty or covenant that results in the failure of the related closing condition to be satisfied (subject to a cure period in certain circumstances), but only if, in the case of this clause (iii), an alternative acquisition proposal was previously made and, within 12 months after termination of the Merger Agreement, the Company enters into an agreement for an alternative transaction or an acquisition transaction is consummated, then, in each case, the Company will be obligated to pay to TELLC a one-time fee equal to $20 million in cash.
If the Merger Agreement is terminated by the Company (i) if TELLC breaches any representation, warranty or covenant that results in the failure of the related closing condition to be satisfied, subject to a cure period in certain circumstances or (ii) if the conditions to TELLC’s obligations to consummate the Merger are satisfied or waived, and TELLC does not consummate the Merger when required by the Merger Agreement, then TELLC will be obligated to pay to the Company a one-time liquidated damages amount equal to $50 million in cash.

Pursuant to the Merger Agreement, TELLC agreed to vote all of its shares of common stock in favor of the adoption of the Merger Agreement and the approval of the transactions contemplated thereby, including the Merger, so long as the board of directors of the Company has not changed or adversely modified its recommendation in favor of the Merger Agreement. The Merger Agreement also prohibits TELLC from transferring any of its shares of common stock, subject to certain exceptions.
Alden Global Opportunities Master Fund, L.P. and Alden Global Value Recovery Master Fund, L.P. (each, a “Guarantor”) have entered into a Limited Guarantee dated February 16, 2021 (the “Limited Guarantee”) with the Company to guarantee TELLC’s obligation to pay the liquidated damages amount to the Company and certain other specified payments to the Company, subject to the terms and obligations set forth in the Limited Guarantee.
The Guarantors have also entered into an equity commitment letter dated as of February 16, 2021 (the “Equity Commitment Letter”) with TELLC pursuant to which the Guarantors have made an equity commitment of $375 million to TELLC to fund the payment of the aggregate Merger Consideration. The Company is a third-party beneficiary of the Equity Commitment Letter and has the right to specifically enforce the Guarantors’ obligations thereunder, if the conditions to TELLC’s obligations to consummate the Merger are satisfied or waived, and the Merger is consummated substantially simultaneously.
Concurrent with the signing of the merger agreement, Alden has signed a non-binding term sheet to sell The Baltimore Sun to Sunlight for All Institute, a public charity formed by Stewart Bainum Jr.
COVID-19
With the global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020, the governments in the states in which Tribune operates have deemed news publishing and media services as “critical infrastructure” providing essential services and information during this global emergency. As a provider of critical infrastructure, Tribune is not subject to business closure requirements and has taken steps to keep employees working safely and news and information being distributed. Tribune remains focused on protecting the health and well-being of its employees and the communities in which it operates while assuring the continuity of its business operations. See Item 7 - Management’s Discussion and Analysis for additional information on the Company’s response to COVID-19.
In response to the COVID-19 pandemic, the Company negotiated rent relief from lessors in various forms, including lease restructuring, rent abatement, deferrals or lease terminations. During the year ended December 27, 2020, the Company permanently vacated 972,699 square feet of office, production and distribution space. The space was vacated as some of our locations have transitioned to long-term remote working arrangements and the Company outsourced printing at two of our locations. See Note 4 to the Consolidated Financial Statements for additional information on leases.
On May 8, 2020, the Board of Directors of the Company (the “Board”) suspended the Company's quarterly cash dividend program until further notice given the unprecedented economic disruption caused by COVID-19.
Significant transactions and recent events
On July 23, 2019, the Company entered into an agreement to sell real property located in Norfolk, Virginia, for a sales price of $9.5 million. The sale closed on January 22, 2020. Additionally, on November 2, 2020, the Company completed the sale of real property located in Virginia Beach, Virginia for a cash sales price of $5.2 million. The Company leased back 39,975 square feet of the Virginia Beach property for a distribution center at $0.2 million per year for an initial term of two years with an option to renew for an additional two years. See Note 10 to the Consolidated Financial Statements for additional information on the property sales.
On February 19, 2020, the Company declared dividends of $0.25 per common share, to be paid to shareholders of record as of March 2, 2020. The cash dividend totaling $9.3 million was paid on March 16, 2020. See Note 20 to the Consolidated Financial Statements for additional information on dividends declared.
In the first quarter of 2020, the Company offered a Voluntary Severance Incentive Plan (“2020 VSIP”) which provided enhanced separation benefits to eligible employees with more than eight years of service. See Note 6 to the Consolidated Financial Statements for additional information on the 2020 VSIP.
In the second quarter of 2020, the Company entered a contract with a third party to outsource the printing and packaging of The Virginian-Pilot. The services were fully transitioned to the third party at the end of the third quarter. In the fourth quarter of 2020, the Company contracted with a third party to outsource the printing and packaging of the Hartford

Courant. The services were fully transitioned to the third party at the end of 2020. See Note 6 to the Consolidated Financial Statements for additional information on changes in operations.
In 2018, the Company’s last employee that was a member of the CWA/ITU Union at the Company’s Baltimore location retired. This retirement effected a partial withdrawal from the CWA/ITU Negotiated Pension Plan. During the year ended December 27, 2020, the Company accrued $1.0 million to reflect this obligation. See Note 16 to the Consolidated Financial Statements for additional information on the Company’s multiemployer pension plans.
On July 27, 2020, the Board declared a dividend of one preferred stock purchase right (a “Right”) for each of the Company’s outstanding shares of common stock, $0.01 par value. The dividend Right was issued on August 7, 2020, to holders of record as of the close of business on that date. The Rights will expire on July 27, 2021, unless earlier exercised, exchanged, amended or redeemed. See Note 20 to the Consolidated Financial Statements for additional information on the Rights Agreement.
On December 11, 2020, the Company, entered into a Membership Unit Purchase Agreement (the “BR Agreement”), by and among the Company and BR Holding Company, Inc. (collectively the "Sellers"), BestReviews LLC (“BestReviews”) and Nexstar Inc. (“Nexstar”), pursuant to which the Sellers will sell 100% of BestReviews to Nexstar (the “BR Transaction”). BestReviews is a company engaged in the business of testing, researching and reviewing consumer products and generates referral fee revenue by directing online traffic from their published reviews to websites where the products can be purchased. BestReviews has affiliate agreements with online sellers, of which the largest is Amazon.com. BestReviews receives a referral fee once the product is purchased. The sale closed on December 29, 2020, subsequent to the Company’s fiscal year-end, for a cash sales price of $160.0 million plus a $9.4 million working capital adjustment. As of the balance sheet date, BestReviews was owned 60% by the Company and 40% by BR Holding Company, Inc. Under the terms of the BR Transaction, the Company received 60% of the cash selling price net of transaction fees upon the closing on December 29, 2020. BestReviews is presented under discontinued operations in the accompanying financial statements. All prior periods have been adjusted. See Note 8 to the Consolidated Financial Statements for additional information on the related discontinued operations.
Segments
In the first quarter of 2020, the Company realigned its operations by combining the print and digital operations of its media groups together under the leadership of the Chief Executive Officer, who is also the chief operating decision maker for Tribune, as defined in Accounting Standards Codification (“ASC”) Topic 280. As a result of the realignment, the Company no longer reports separate segment results for its print and digital operations. The Company now manages its business as nine operating segments that are aggregated into one reportable segment, comprised of the Company’s media groups, digital revenues, third-party and affiliate websites, mobile applications, digital only subscriptions and TCA.
Revenue Sources
The Company’s three primary revenue streams are circulation, advertising and marketing services, and third-party printing and distribution. In the year ended December 27, 2020, 47.3% of the Company’s operating revenues were derived from circulation revenue. Circulation revenue results from the sale of print and digital editions of the newspapers and other owned publications to individual subscribers, the sale of print editions of newspapers to sales outlets that re-sell the newspapers, and the sale of digital subscription access to the Company’s websites.
In the year ended December 27, 2020, 35.0% of the Company’s operating revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers, and on interactive websites, from the delivery of preprinted advertising supplements and from marketing services.
Newspaper print advertising is typically in the form of display, classified or preprint advertising. Advertising and marketing services revenues are comprised of three basic categories: retail, national and classified. Retail is a category of customers who tend to do business directly with the general public, National is a category of customers who tend to do business directly with other businesses. Classified is a type of advertising which is other than display or preprint.
Digital advertising can be in the form of display, banner ads, advertising widgets, coupon ads, video, search advertising and linear ads placed on Tribune and affiliated websites. Digital marketing services include development of mobile websites, search engine marketing and optimization, social media account management and content marketing for its customer’s web presence for small to medium-sized businesses.

In the year ended December 27, 2020, 17.7% of the Company’s operating revenues were derived from other revenues. Other revenues are derived from commercial printing and delivery services provided to other newspapers, direct mail advertising and services, content syndication and licensing, referral fees and other related activities. The Company contracts with a number of national and local newspapers to both print and distribute their respective publications in local markets where it is a newspaper publisher. In some instances where it prints publications, it also manages and procures newsprint, ink and plates on their behalf. These arrangements allow the Company to leverage its investment in infrastructure in those markets that support its own publications. As a result, these arrangements tend to contribute incremental profitability and revenues. The Company currently distributes national newspapers (including The New York Times, USA Today, and The Wall Street Journal) in its local markets under multiple agreements. Additionally, in New York, Chicago, and South Florida, the Company provides some or all of these services to other local publications.
Products and Services
The Company’s product mix consists of three primary publication types: (i) daily newspapers, (ii) weekly newspapers and (iii) niche publications and direct mail. The key characteristics of each of these types of publications are summarized in the table below.

	Daily Newspapers	Weekly Newspapers	Niche Publications
Cost:	Paid	Paid and free	Paid and free
Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly, monthly or on an annual basis
Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales	Paid: Revenue from advertising, rack/box sales
		Free: Advertising revenue only	Free: Advertising revenue only
As of December 27, 2020, the Company’s prominent print publications and websites included:

Media Group	City	Masthead	Website	Circulation Type	Paid or Free
Chicago Tribune Media Group
	Chicago, IL	Chicago Tribune	www.chicagotribune.com	Daily	Paid
	Chicago, IL	Chicago Magazine	www.chicagomag.com	Monthly	Paid
New York Daily News Media Group
	New York, NY	New York Daily News	www.nydailynews.com	Daily	Paid
The Baltimore Sun Media Group
	Baltimore, MD	The Baltimore Sun	www.baltimoresun.com	Daily	Paid
	Annapolis, MD	The Capital Gazette	www.capitalgazette.com	Daily	Paid
	Westminster, MD	Carroll County Times	www.carrollcountytimes.com	Daily	Paid
Hartford Courant Media Group
	Hartford County, CT Middlesex County, CT Tolland County, CT	Hartford Courant	www.courant.com	Daily	Paid
Sun Sentinel Media Group
	Broward County, FL Palm Beach County, FL	Sun Sentinel	www.sun-sentinel.com	Daily	Paid
	Broward County, FL Palm Beach County, FL	el Sentinel	www.sun-sentinel/elsentinel.com	Weekly	Free
Orlando Sentinel Media Group
	Orlando, FL	Orlando Sentinel	www.orlandosentinel.com	Daily	Paid
	Orlando, FL	el Sentinel	www.orlandosentinel/elsentinel.com	Weekly	Free
Virginia Media Group
	Newport News, VA (Peninsula)	Daily Press	www.dailypress.com	Daily	Paid
	Norfolk, VA	The Virginian-Pilot	www.pilotonline.com	Daily	Paid
The Morning Call Media Group
	Lehigh Valley, PA	The Morning Call	www.themorningcall.com	Daily	Paid

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
Competition
Each of the Company’s nine major daily newspapers holds a leading market position in their respective designated market areas as determined by Nielsen and competes for readership and advertising with both local or community newspapers as well as national newspapers and other traditional and web-based media sources. Increasingly, the Company is facing competition from digital platforms that have content, search, aggregation and social media functionality, magazines, broadcast, cable and satellite television, over-the-top video services, radio, direct mail, yellow pages, outdoor, and other media as advertisers adjust their spending based on the perceived value of the audience reached and the cost to reach that audience.  Over time, less competition for advertising dollars is coming from the traditional local, regional and national newspapers.
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
Raw Materials
As a publisher of newspapers, Tribune utilizes substantial quantities of various types of paper. During 2020, we consumed approximately 106 thousand metric tons of newsprint. Our earnings are sensitive to changes in newsprint prices. The Company currently obtains substantially all of its newsprint under a long-term contract with a national purchasing aggregator who then draws upon U.S. and internationally based newsprint producers. We believe that our current source of paper supply is adequate. Newsprint and ink expense accounted for 4.2% of total operating expenses in the year ended December 27, 2020.
Human Capital
As of December 27, 2020, we had approximately 2,865 full-time and part-time employees, including approximately 1,143 employees represented by various employee unions. Of our full-time employees, we have 896 editorial staff including journalists, 369 advertising staff and 1,270 printing and production staff. These numbers reflect a 30.4% decrease in total headcount as a result of the Company’s strategy to flatten its management organization. Additionally, there was a decrease of 36.8% in printing and production staff primarily associated with the outsourcing of the printing and packaging at The Virginian-Pilot and the Hartford Courant.
During 2020, the Company implemented strategic pillars around our employees to attract and retain top talent and drive our business through supporting the success of our employees. Initiatives were implemented to increase employee engagement, encourage open communication with employees, support employee learning and development and focus on employee diversity and inclusion.
To increase employee engagement and retention, the Company has implemented recognition programs, team building and appreciation programs and a brand ambassador program. The Company has committed to open communication with employees, including informal business updates and quarterly town hall meetings. To support employee learning and development, the Company has rolled out additional learning support with an emphasis on leadership in a diverse and inclusive environment, coaching for success, a new manager playbook and managing in today’s remote and virtual work team environment. The Company increased its commitment to diversity and inclusion initiatives throughout 2020. In addition to the leadership training noted above, the Company aims to achieve its diversity and inclusion goals through initiatives including:

•publishing an enhanced newsletter that focuses on diversity and highlights diverse employees throughout the organization;
•setting goals with an emphasis on increasing diverse representation in management roles;
•holding panel discussions on relevant topics throughout the year;
•supporting our Employee Resource Groups (ERGs), including new ERG development;
•providing industry-leading training for our newsrooms to promote accurate and equitable reporting on the diverse communities we serve;
•providing a discussion guide for managers to promote a continued dialogue on these topics;
•revising our diverse talent acquisition strategy; and
•establishing a steering committee that oversees this important work.
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
Risks Relating to the Proposed Merger
There are a number of risks and uncertainties associated with the proposed merger.
The Closing of the Merger is subject to customary closing conditions as described above in Item 1. Business, under the heading “Agreement and Plan of Merger”, including approval of the Company’s stockholders holding two-thirds of the outstanding shares of Company Common Stock not owned by TELLC and its affiliates and the expiration or termination of any applicable HSR Act waiting period. The proposed Merger is subject to various risks and uncertainties, including the following:
•risks that the Merger may not be completed in a timely manner or at all;
•uncertainties as to the percentages of our stockholders that will support the Merger;
•the possibility that competing offers or acquisition proposals for the Company will be made;

•the possibility that any or all of the various conditions to the consummation of the Merger may not be satisfied or waived, including the failure to receive any regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals);
•the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement including circumstances that would require us to pay a termination fee;
•the effect of the announcement or pendency of the Merger on our ability to retain and hire key personnel, our ability to maintain relationships with our customers, subscribers and others with whom we do business, or otherwise on our operating results and business generally;
•risks related to diverting management’s attention from our ongoing future business operations; and
•the risk that stockholder litigation in connection with the Merger may result in significant costs of defense, indemnification and liability.
If the Merger is not consummated for any reason, our stockholders will not receive the consideration that Alden has agreed to pay upon the consummation of the Merger, and the price of our common stock may decline to the extent that its current market price reflects an assumption that the Merger will be consummated. Such decline could be significant.
Risks Relating to Our Business
The outbreak of the novel coronavirus has adversely affected our results of operations and could materially impact our business, financial condition, results of operations and cash flows in the future.
The outbreak of COVID-19 and ensuing pandemic has created significant volatility, uncertainty and economic disruption as federal, state and local governments take increasingly broad actions to mitigate this public health crisis. We have experienced significant disruption to our business, both in our operations and from the adverse effect on overall economic conditions. We have seen a decrease in demand for advertising as our customers cope with the uncertainties related to the pandemic and its related business closures, particularly in the retail and consumer services sectors. The volume under our commercial production and distribution contracts has also decreased. Additionally, the Company has closed many of its facilities and implemented widespread remote working arrangements which has changed our normal processes.
Additionally, our liquidity could be negatively impacted if these conditions continue for a significant period of time. We have taken extensive steps to mitigate the economic impact COVID-19 has had on our results of operations. These steps include salary reductions, elimination of staff positions, employee furloughs, revisions to manufacturing and distribution processes, reducing third-party spending, freezing discretionary spending, eliminating incentive and discretionary bonuses and delaying non-essential repairs and maintenance. However, these measures may not be sufficient to prevent adverse impacts on our business and financial condition from COVID-19. The COVID-19 pandemic has highlighted existing impediments to operational flexibility that have slowed our financial response to the decrease in revenue. These include a number of significant longer-term leases, multiemployer pension plans and collective bargaining issues which limit our ability to respond quickly to the rapidly changing economic environment. Our mitigation steps may also exacerbate certain existing operational risks such as retaining senior management or key employees given the salary reductions, and potential disputes with third parties. Capital and credit markets have been disrupted by the crisis and our ability to obtain any required financing is not guaranteed and largely dependent upon evolving market conditions and other factors. Depending on the continued impact of the crisis, further actions may be required to improve the Company’s cash position and capital structure.
A sustained economic downturn may also result in the carrying value of our goodwill or other intangible assets exceeding their fair value, which may require us to recognize an impairment to those assets in future periods, as we did in 2020. A sustained downturn in the financial markets and related pension asset values may have the effect of increasing our pension funding obligations in order to ensure that our qualified pension plan continues to be adequately funded, which may divert cash flow from other uses.
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
We rely on our employees’ ability to interact with the public. The COVID-19 pandemic, and the restrictions placed on social interaction, has impacted our ability to protect the health and safety of our employees. Though most of our employees are able to work remotely, we have certain employees who must physically work together in our production facilities to produce our products, employees that interact with personnel in distribution locations to deliver such products and reporters who must interact with the public to gather information. We have to date and may in the future incur costs to ensure the safety of our employees, including medical testing, additional facility and equipment cleaning, process changes to ensure social distancing is maintained, and purchases of personal protective equipment, including masks, gloves, etc. Additionally, we could incur workers’ compensation or medical costs if our employees contract the virus. If we cannot adequately protect the health and safety of our employees, our business, financial condition and results of operations could be adversely affected.
Decreases, or slow growth, in print circulation may adversely affect our print circulation and advertising revenues.
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
Slow growth in digital circulation may adversely affect our digital circulation and advertising revenues
The increasing number of digital media options available on the Internet, through social networking tools and through mobile and other devices distributing news and other content, is expanding consumer choice significantly. Faced with a multitude of media choices and a dramatic increase in accessible information, consumers may place greater value on when, where, how and at what price they consume digital content than they do on the source or reliability of such content. Further, as existing newspaper readers get older, younger generations may not develop similar readership habits. News aggregation websites and customized news feeds (often free to users) may reduce our traffic levels by driving interaction away from our websites or our digital applications. If traffic levels stagnate or decline, we may not be able to create sufficient advertiser interest in our digital businesses or to maintain or increase the advertising rates of the inventory on our digital platforms.
In addition, the range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising than for print advertising. Digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale are also playing a significant role in the advertising marketplace, which may cause downward pricing pressure. In addition, evolving standards for delivery of digital advertising, such as viewability, could adversely affect advertising revenues. Consequently, our digital advertising revenue may not be able to replace print advertising revenue lost as a result of the shift to digital consumption. A decrease in our customers’ advertising expenditures, reduced demand for our offerings or a surplus of advertising inventory could lead to a reduction in pricing and advertising revenue, which could have an adverse effect on our businesses and assets. Our inability to maintain and/or improve the performance of our customers’ advertising results on our digital properties may negatively influence rates we achieve in the marketplace for our advertising inventory.
Paywalls on our newspaper websites require users to pay for content after accessing a limited number of pages or news articles for free over a specified period of time. Our ability to build a subscriber base on our digital platforms depends on market acceptance, consumer habits, pricing, terms of delivery, platforms and other factors. Stagnation or a decline in website traffic levels may adversely affect our advertiser base and advertising rates and result in a decline in digital revenue. In order to retain and grow our digital subscription base and audience, we may have to further evolve our digital subscription model, address changing consumer requirements and develop and improve our digital products while continuing to deliver high-quality journalism and content that is interesting and relevant to our audience. There can be no assurance that we will be able to successfully maintain and increase our digital subscription base and audience or that we will be able to do so without taking steps such as reducing pricing or increasing costs that would affect our financial condition and results of operations.
Advertising demand is expected to continue to be affected by changes in economic conditions and fragmentation of the media landscape.
Advertising revenue is our second largest source of revenue. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. National and local economic conditions, particularly in major metropolitan markets, affect the levels of retail, national and classified newspaper advertising revenue. Changes in gross domestic product, consumer spending, auto sales, fuel prices, housing sales, unemployment rates, job creation, and circulation levels and rates, as well as federal, state and local election cycles and customers reactions to health epidemics, all affect demand for advertising. For example, the impact of widespread health emergencies may adversely impact the demand for advertising, such as the potential impact from the recent outbreak of the coronavirus, which originated in Wuhan, Hubei Province, China but has now spread to other countries.
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
In 2020, we generated approximately 9.9% of our revenue from printing and distributing third-party publications. As a result, if macroeconomic and industry trends described herein, such as the sensitivity to perceived economic weakness of discretionary spending available to advertisers and subscribers, circulation declines, shifts in consumer habits and the increasing popularity of digital media affect those third parties, we may lose, in whole or in part, a substantial source of revenue, which may adversely impact our results of operations.

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
We continually assess our operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. These activities have in the past included, and could include in the future, outsourcing of various functions or operations, additional abandonment of leased space, offering employee buyouts, amending retirement benefits and other activities that may result in changes to employee headcount. See Note 6 to the Consolidated Financial Statements for more information on changes in operations during 2020. The Company expects to continue to take actions deemed appropriate to control expenses and enhance profitability but does not currently know whether or when any such actions will occur or the potential costs and expected savings. If we do not achieve expected savings, are unable to implement additional cost-control measures, or our operating costs increase as a result of investments in strategic initiatives, our total operating costs would be greater than anticipated. In addition, if we do not manage our costs properly, such efforts may affect the quality of our products and our ability to generate future revenues. Reductions in staff and employee benefits and changes to our compensation structure could also adversely affect our ability to attract and retain key employees. Finally, depending on the actions taken and the timing of any such actions, the anticipated cost savings could be recognized in fiscal periods that do not correspond to the fiscal period(s) in which the charges are recognized. As a result, our net income trends could be impacted and more difficult to predict.
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
Newsprint and ink expense was 4.2% of our total operating expenses for the year ended December 27, 2020. The price of newsprint has historically been subject to change, and the consolidation of North American newsprint mills over the years has reduced the number of suppliers and the available supply of newsprint. We have historically been able to realize favorable newsprint pricing by virtue of our company-wide volume and a long-term contract with a significant supplier. Failure to maintain our current consumption levels, further supplier consolidation or the inability to maintain our existing relationships with our newsprint suppliers may adversely affect newsprint prices in the future.
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
From time to time, we are party to litigation, including matters relating to alleged libel or defamation, breaches of fiduciary duties by our Board, employment-related matters or claims that may provide for statutory damages, in addition to regulatory, environmental and other proceedings with governmental authorities and administrative agencies. The coverage, if any, and limits of our insurance policies may not be adequate to reimburse us for all costs and/or losses associated with lawsuits or investigations. If we are not successful in our defense of any claims that may be asserted against us and/or those claims are not covered by insurance or exceed our insurance coverage, we may have to pay damage awards, indemnify our officers and directors from damage awards that may be entered against them and pay the costs and expenses incurred in defense of, or in any settlement of, such claims. Any such payments or settlement arrangements could be significant and have a material adverse effect on our business, financial condition, results of operations or cash flows if the claims are not covered by our insurance carriers or if damages exceed the limits of our insurance coverage. Furthermore, regardless of the outcome of any claims that may be filed against us, defending litigation itself could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, financial condition and ability to finance our operations.

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
In connection with acquisitions, we have in the past assumed, and may in the future assume, single-employer and/or multiemployer pension obligations of the acquired entity(ies) which may or may not be fully funded at the time of acquisition.  In connection with our acquisition of the New York Daily News, we assumed the Daily News Retirement Plan (“NYDN Pension Plan”) which is currently underfunded.  The Company’s contributions to the NYDN Pension Plan were $2.6 million in fiscal 2020. There are no unfunded commitments of the NYDN Pension Plan as of December 27, 2020. Our pension funding requirements could increase due to a reduction in the plan’s funded status. The extent of underfunding of this plan is directly affected by a variety of factors, including performance of financial markets, changing interest rates, changes in assumptions or investments that do not achieve adequate or expected returns, and liquidity of the plan’s investments. It also is affected by the rate and age of employee retirements, along with actual experience compared to actuarial projections. These items affect pension plan assets and the calculation of pension obligations and expenses. Such changes could increase the cost to our obligations, which could have a material adverse effect on our results and our ability to meet those obligations. In addition, changes in the law, rules, or governmental regulations with respect to pension funding could also materially and adversely affect cash flow and our ability to meet our pension obligations.
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
As of December 27, 2020, we participate in, and make periodic contributions to, nine multiemployer pension plans that cover many of our current and former union employees. The risks of participating in multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer withdraws from or otherwise ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Our required contribution to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets or the other funding deficiencies. Our withdrawal liability for any multiemployer pension plan will depend on the nature and timing of any triggering event and the extent of that plan’s funding of vested benefits.

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
If, in the future, we elect to withdraw from an underfunded multiemployer plan, or if we trigger a partial withdrawal due to declines in contribution base units or a partial cessation of our obligation to contribute, additional liabilities would be required to be recorded that could have an adverse effect on our business, results of operations, financial condition or cash flows. We are not currently able to quantify such potential increased contributions or withdrawal liabilities. See Note 16 to the Consolidated Financial Statements for additional information on individual multiemployer plans.
Labor strikes, lockouts and protracted negotiations can lead to business interruptions and increased operating costs.
As of December 27, 2020, union employees comprised approximately 39.9% of our workforce. We are required to negotiate collective bargaining agreements across our business units on an ongoing basis. Complications in labor negotiations can lead to work slowdowns or other business interruptions and greater overall employee costs. Additionally, certain of our employee groups could elect to unionize in the future. If we or our suppliers are unable to negotiate new or renew expiring collective bargaining agreements, it is possible that the affected unions or others could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by disrupting our ability to provide customers with our products or services. Depending on its duration, any lockout, strike or work stoppage may have an adverse effect on our operating revenues, cash flows or operating income or the timing thereof.
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
As of March 5, 2021, our two largest shareholders are (i) Alden Funds which beneficially owned approximately 31.6% of our outstanding common stock, and (ii) Nant Capital, together with Dr. Patrick Soon-Shiong, which beneficially owned approximately 23.9% of our outstanding common stock. Dr. Patrick Soon-Shiong is the indirect sole owner of Nant Capital. The interests of the Alden Funds and Nant Capital may differ from those of the Company’s other stockholders. The Alden

Funds and Nant Capital are in the business of making investments in companies and maximizing the return on those investments. They currently may have and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain aspects of our business or that supply us with goods and services.
Due to their significant stockholdings, the Alden Funds and Nant Capital and their affiliates may be able to significantly influence matters requiring approval of stockholders, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. For additional information on the purchase agreements under which the Alden Funds and Nant Capital acquired their shares, see Note 20 to the Consolidated Financial Statements.
The Adoption of the Rights Agreement reduces the likelihood that a potential acquirer could gain, or seek to gain, influence or control the Company.
The Board has adopted the Rights Agreement to reduce the likelihood that a potential acquirer would gain (or seek to influence or change) control of the Company through acquisitions from other stockholders, open market accumulation or other tactics without paying an appropriate premium for the Company’s shares. In general terms and subject to certain exceptions, it works by imposing a significant penalty upon any person or group (including a group of persons that are acting in concert with each other) that acquires 10% or more of the outstanding Common Stock of the Company without the approval of the Board.
The Rights Agreement includes antidilution provisions designed to prevent efforts to diminish the effectiveness of the Rights.
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
Our amended and restated certificate of incorporation and amended and restated by-laws contain certain provisions that may discourage, delay or prevent a change in our management or control over us. For example, our amended and restated certificate of incorporation and amended and restated by-laws, collectively:
•authorize the issuance of “blank check” preferred stock that could be issued by our Board to thwart a takeover attempt;
•provide that vacancies on our Board, including vacancies resulting from an enlargement of our Board, may be filled only by a majority vote of directors then in office;
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
These provisions could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of stockholders may consider such proposal, if effected, desirable. Such provisions could also make it more difficult for third parties to remove and replace the members of the Board. Moreover, these provisions may inhibit increases in the trading price of our common stock that may result from takeover attempts or speculation.
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
Our ability to pay regular dividends to our stockholders is subject to the discretion of our Board.
We have previously paid quarterly cash dividends on our common stock. On May 8, 2020, the Board suspended the Company’s quarterly dividend program until further notice given the unprecedented economic disruption caused by COVID-19. Our Board may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. The declaration and payment of dividends to holders of our common stock is at the discretion of our Board in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, restrictions imposed by applicable law, our taxable income, our operating expenses, changes in our business needs, including working capital and funding for business initiatives or acquisitions, changes in corporate strategy, and other factors our Board deems relevant. In addition, because we are a holding company with no material direct operations, we are dependent on loans, dividends and other payments from our operating subsidiaries to generate the funds necessary to pay dividends on our common stock. We expect to cause our subsidiaries to make distributions to us in an amount sufficient for us to pay dividends. However, their ability to make such distributions will be subject to their operating results, cash requirements and financial condition and the applicable provisions of Delaware law that may limit the amount of funds available for distribution, and our ability to pay cash dividends will be subject to covenants and financial ratios related to existing or future indebtedness and other agreements with third parties.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our owned facilities are approximately 0.2 million square feet, which primarily includes a former printing plant in Virginia. Our leased facilities are approximately 4.0 million square feet in the aggregate. The Company currently has leased office and newspaper production facilities in Connecticut, Florida, Illinois, Maryland, New Jersey, Pennsylvania, Texas and Virginia, however approximately 1.0 million square feet of the leased space has been permanently vacated. The Company also leases numerous small warehouse facilities for use as distribution centers in the regions of its newspapers. Tribune owns substantially all of the production equipment at locations where the Company continues to print newspapers. See Note 4 to the Consolidated Financial Statements for additional information about the Company’s leases.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of Tribune is traded on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “TPCO.” On March 5, 2021, the closing price for the Company’s common stock as reported on Nasdaq was $16.99. The approximate number of stockholders of record of the common stock at the close of business on such date was 20. A substantially greater number of holders of Tribune’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
On May 8, 2020, the Board suspended the Company's quarterly cash dividend program until further notice given the unprecedented economic disruption caused by COVID-19. This action, along with many other operational actions taken at the Company, will help preserve liquidity. Future cash dividends, if any, will be at the discretion of our Board and the amount of cash dividends per share will depend upon, among other things, our future earnings, financial condition, results of operations, level of indebtedness, capital requirements and surplus, contractual restrictions, number of shares of common stock outstanding, as well as legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.
Tribune Stock Comparative Performance Graph
The following graph compares the cumulative total stockholder return on our common stock for the period commencing December 24, 2015 through December 24, 2020 (the last trading day of fiscal 2020) with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Standard & Poor’s Publishing Stock Index (“S&P Publishing Index”).
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

Comparison of 5 year Cumulative Total Return
$250
$200
$150
$100
$50
12/24/15
12/23/16
12/29/17
12/28/18
12/27/19
12/24/20
Tribune Publishing
S&P 500
S&P Publishing Index

Item 6. Selected Financial Data

The Company has early adopted the removal of the disclosure required by this item, as permitted by SEC rule changes effective February 10, 2021.
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
Overview
Tribune is a media company rooted in award-winning journalism. Headquartered in Chicago, Tribune operates local media businesses in eight markets, with titles including the Chicago Tribune, New York Daily News, The Baltimore Sun, Hartford Courant, South Florida’s Sun Sentinel, Orlando Sentinel, Virginia’s Daily Press and The Virginian-Pilot, and The

Morning Call of Lehigh Valley, Pennsylvania. Tribune also operates TCA.
Tribune’s unique and valuable content across its brands have earned a combined 65 Pulitzer Prizes and are committed to informing, inspiring and engaging local communities. Tribune’s brands create and distribute content across our media portfolio, offering integrated marketing, media, and business services to consumers and advertisers, including digital solutions and advertising opportunities.
The Company continually assesses its operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. These activities have in the past included, and could include in the future, outsourcing of various functions or operations, additional abandonment of leased space and other activities which may result in changes to employee headcount. See Note 6 to the Consolidated Financial Statements for further information on changes in operations during fiscal year 2020. The Company expects to continue to take actions deemed appropriate to enhance profitability but does not currently know whether or when any such actions will occur or the potential costs and expected savings. Depending on the actions taken and the timing of any such actions, the anticipated cost savings could be recognized in fiscal periods that do not correspond to the fiscal period(s) in which the charges are recognized.
COVID-19
As discussed in Item - 1. Business, Tribune remains focused on protecting the health and well-being of its employees and the communities in which it operates while assuring the continuity of its business operations. The Company has proactively implemented its business continuity plans and has taken a variety of measures to ensure the ongoing availability of its newspapers and information, while taking appropriate health and safety measures, including implementing remote work policies, where possible, and implementing enhanced cleaning and hygiene protocols in its production facilities. To date, as a result of these business continuity measures, the Company has not experienced disruptions in the distribution of news and information through the Company’s newspapers and websites.
Until fiscal 2019, advertising revenue was historically Tribune’s largest source of revenue. The Company’s advertising customers are typically local and regional, small and mid-sized businesses that purchase advertising to drive traffic to their businesses. These are the businesses that have been hit particularly hard by the widespread closures of businesses, government facilities and schools, cancellation of events and sports leagues, restriction on gathering and a significant reduction in economic activity. The decrease in advertising revenue and ongoing disruptions in Tribune’s operations due to the COVID-19 pandemic have adversely impacted its business, results of operations, financial condition and cash flows. The degree to which COVID-19 may impact Tribune’s results of operations and financial condition in the future is unknown at this time and will depend on future developments, including the severity and the duration of the pandemic.
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
As part of the Company’s reduction in spending, it withheld payment of rent for a majority of its leased facilities in April, May and June and requested rent relief in various forms, as described in Note 4 to the Consolidated Financial Statements. Tribune has been notified by a number of lessors that it is in default under the terms of its respective leases. Certain of such lessors have formally filed complaints in their local jurisdictions. The Company is negotiating with such lessors on the terms of the potential rent relief and the lessors’ remedies and is responding timely to all filed complaints.
2020 Highlights and Recent Events
•In response to the COVID-19 pandemic, the Company negotiated rent relief from lessors in various forms, including lease restructuring, rent abatement, deferrals or lease terminations. Additionally, during the year ended December 27, 2020, the Company permanently vacated 972,699 square feet of office, production and distribution space. The space was vacated as some of our locations have transitioned to long-term remote working arrangements and outsourced printing at the Hartford Courant. See Note 4 to the Consolidated Financial Statements for additional information on leases.
•On July 23, 2019, the Company entered into an agreement to sell real property located in Norfolk, Virginia, for a sales price of $9.5 million. The sale closed on January 22, 2020. Additionally, on November 2, 2020, the Company completed the sale of real property located in Virginia Beach, Virginia for a cash sales price of $5.2 million. The Company leased back 39,975 square feet of the Virginia Beach property for a distribution center at $0.2 million per year for an initial term of two years with an option to renew for an additional two years. See Note 10 to the Consolidated Financial Statements for additional information on the property sales.
•On February 19, 2020, the Company declared dividends of $0.25 per common share, to be paid to shareholders of record as of March 2, 2020. The cash dividend totaling $9.3 million was paid on March 16, 2020. On May 8, 2020, the Board of Directors of the Company (the “Board”) suspended the Company's quarterly cash dividend program until further notice given the unprecedented economic disruption caused by COVID-19. See Note 20 to the Consolidated Financial Statements for additional information on dividends declared.
•In the first quarter of 2020, the Company offered a the 2020 VSIP which provided enhanced separation benefits to eligible employees with more than eight years of service. See Note 6 to the Consolidated Financial Statements for additional information on the 2020 VSIP.
•In the second quarter of 2020, the Company entered a contract with a third party to outsource the printing and packaging of The Virginian-Pilot. The services were fully transitioned to the third party at the end of the third quarter. In the fourth quarter of 2020, the Company contracted with a third party to outsource the printing and packaging of the Hartford Courant. The services were fully transitioned to the third party at the end of 2020. See Note 6 to the Consolidated Financial Statements for additional information on changes in operations.
•In 2018, the Company’s last employee that was a member of the CWA/ITU Union at the Company’s Baltimore location retired. This retirement effected a partial withdrawal from the CWA/ITU Negotiated Pension Plan. During the year ended December 27, 2020, the Company accrued $1.0 million to reflect this obligation. See Note 16 to the Consolidated Financial Statements for additional information on the Company’s multiemployer pension plans.
•On July 27, 2020, the Board declared a dividend of one preferred stock purchase right (a “Right”) for each of the Company’s outstanding shares of common stock, $0.01 par value. The dividend Right was issued on August 7, 2020, to holders of record as of the close of business on that date. The Rights will expire on July 27, 2021, unless earlier exercised, exchanged, amended or redeemed. See Note 20 to the Consolidated Financial Statements for additional information on the Rights Agreement.
•On December 11, 2020, the Company, entered into the BR Agreement, by and among the Sellers, BestReviews and Nexstar, pursuant to which the Sellers will sell 100% of BestReviews to Nexstar. The sale closed on December 29, 2020, subsequent to the Company’s fiscal year-end, for a cash sales price of $160.0 million plus a $9.4 million working capital adjustment. As of the balance sheet date, BestReviews was owned 60% by the Company and 40% by BR Holding Company, Inc. Under the terms of the BR Transaction the Company received 60% of the cash selling price net of transaction fees upon the closing on December 29, 2020. BestReviews is presented as discontinued operations in the accompanying financial statements. All prior periods have been adjusted. See Note 8 to the Consolidated Financial Statements for additional information on the related discontinued operations.
•On February 16, 2021, the Company entered into a Merger Agreement by and among TELLC, Merger Sub and the Company, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of TELLC. TELLC is the acquirer and is an affiliate of Alden Global Opportunities Master Fund, L.P. and Alden Global Value Recovery Master Fund, L.P., the Company’s largest shareholder. Upon completion of the transaction the Company will become a privately held company, and its common stock will no longer be listed on any public market. See Note 20 to the Consolidated Financial Statements for additional information on the Merger Agreement.
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

Operating results for the years ended December 27, 2020, December 29, 2019, and December 30, 2018, are shown in the table below (in thousands). References in this discussion to individual markets include daily newspapers in those markets and their related businesses.

	Year ended			Year ended
	December 27, 2020	December 29, 2019	% Change	December 29, 2019	December 30, 2018	% Change
Operating revenues	$746,250	$945,777	(21.1%)	$945,777	$1,005,662	(6.0%)
Compensation	303,027	360,779	(16.0%)	360,779	441,558	(18.3%)
Newsprint and ink	33,777	56,785	(40.5%)	56,785	66,134	(14.1%)
Outside services	267,644	326,807	(18.1%)	326,807	347,551	(6.0%)
Other operating expenses	95,753	147,415	(35.0%)	147,415	145,858	1.1%
Depreciation and amortization	33,834	44,615	(24.2%)	44,615	51,055	(12.6%)
Impairment	78,739	14,496	*	14,496	1,872	*
Operating expenses	812,774	950,897	(14.5%)	950,897	1,054,028	(9.8%)
Loss from operations	(66,524)	(5,120)	*	(5,120)	(48,366)	(89.4%)
Interest income (expense), net	(773)	499	*	499	(11,338)	*
Loss on early extinguishment of debt	—	—	*	—	(7,666)	*
Loss on equity investments, net	(817)	(2,988)	(72.7%)	(2,988)	(1,868)	60.0%
Other income (expense), net	1,368	45	*	45	14,513	(99.7%)
Loss from continuing operations before income taxes	(66,746)	(7,564)	*	(7,564)	(54,725)	(86.2%)
Income tax benefit	(19,930)	(434)	*	(434)	(13,078)	(96.7%)
Loss from continuing operations	(46,816)	(7,130)	*	(7,130)	(41,647)	(82.9%)
Plus: Income from discontinued operations, net of tax	15,320	6,886	*	6,886	291,294	(97.6%)
Net income (loss)	(31,496)	(244)	*	$(244)	$249,647	*
Less: Income attributable to noncontrolling interest	7,516	4,825	55.8%	$4,825	$856	*
Net income (loss) attributable to Tribune common stockholders	$(39,012)	$(5,069)	*	$(5,069)	$248,791	*
* Represents positive or negative change in excess of 100%
Year ended December 27, 2020 compared to the year ended December 29, 2019
Circulation Revenue—Circulation revenues decreased 3.4%, or $12.6 million, in the year ended December 27, 2020, compared to the year ended December 29, 2019. Home delivery revenue decreased $20.1 million and single copy sales decreased $9.0 million. These decreases were partially offset by an increase of $16.5 million in digital subscription revenue as consumers turn to digital delivery.
Advertising Revenue—Advertising revenues decreased 34.6%, or $138.1 million, in the year ended December 27, 2020, compared to the year ended December 29, 2019, due to decreases in all revenue categories. Year over year retail advertising decreased $113.4 million, classified advertising decreased $15.1 million and national advertising decreased $10.7 million. The COVID-19 pandemic continues to exacerbate the decline in advertising revenue.

Other Revenue—Other revenues consist of commercial print and delivery, direct mail and marketing, and content syndication and licensing, and other revenue. Other revenues decreased 27.0%, or $48.8 million, in the year ended December 27, 2020, compared to the year ended December 29, 2019. Commercial print and delivery revenue decreased $20.2 million, direct mail revenue decreased $11.8 million, and revenue from the TSA agreement decreased $17.0 million.

In response to these continuing revenue declines which have been accelerated by the COVID-19 pandemic, the Company has taken significant cost management measures as we work to position the Company for a post-pandemic digital future. While we are aggressively managing all expenses, our efforts are particularly focused on our fixed-cost infrastructure, including flattening our management structure, reductions in leased facilities and outsourcing of production, all of which are reflected in the following comparisons.
Compensation Expense—Compensation expense decreased 16.0%, or $57.8 million, in the year ended December 27, 2020, compared to the prior period. This decrease was due primarily to a decrease in salary and payroll tax expense of $49.8 million, a decrease in incentive compensation of $13.0 million, a decrease in stock-based compensation of $8.0 million, a decrease in workers compensation insurance expense of $2.8 million, and a decrease in multiemployer pension expense of $3.2 million. These decreases were partially offset by increased severance costs of $21.2 million related to personnel restructuring and production outsourcing.
Newsprint and Ink Expense—Newsprint and ink expense decreased 40.5%, or $23.0 million, in the year ended December 27, 2020, compared to the prior year. This decrease was due primarily to a decrease in the average cost per ton of newsprint related to the repeal of the tariff on certain newsprint products sourced from Canada and a decrease in volume.
Outside Services Expense—Outside services expense decreased 18.1%, or $59.2 million, in the year ended December 27, 2020, compared to the prior year. This decrease was primarily due to a reduction of $23.7 million in third-party delivery expense, $8.7 million in outside printing and production costs, $7.1 million in consulting costs, $4.0 million in legal expense, $4.0 million in temporary help and a decrease of $3.3 million in freelance purchased content.
Other Operating Expenses—Other operating expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses. These expenses decreased 35.0%, or $51.7 million, in the year ended December 27, 2020, compared to the prior year primarily due to decreases in almost all categories. The largest decreases were a decrease of $12.7 million in promotion expenses, an $8.4 million decrease in occupancy costs, an $8.2 million decrease in supplies and repairs and maintenance and a $4.3 million decrease in travel, entertainment and other employee expenses. Additionally, other operating expenses include gains of $13.0 million related to lease terminations and $6.4 million related to the sale of real estate in Virginia. Although the Company has withheld payment for a number of its leased facilities, as discussed in Note 4 to the Consolidated Financial Statements, the Company has continued to recognize rent expense pursuant to the contractual terms of its lease agreements and has accrued $4.9 million as of December 27, 2020 for withheld rent payments.
Depreciation and Amortization Expense—Depreciation and amortization expense decreased 24.2%, or $10.8 million, for the year ended December 27, 2020, compared to the prior year. This decrease was due primarily to decreased depreciation related to asset retirements in previous periods partially offset by accelerated depreciation on equipment related to printing and packaging outsourcing at The Virginian-Pilot and the Hartford Courant.
Impairment Expense—The Company recorded a non-cash impairment charge of $78.7 million with $69.2 million related to the long-lived assets, $7.1 million related to mastheads, and $2.5 million related to goodwill. Long-lived asset impairments include $34.7 million associated with the lease right of use asset and leasehold improvements of abandoned lease space. See Notes 4, 10 and 11 to the Consolidated Financial Statements for additional information on impairments.
Loss on Equity Investments, Net—Loss on equity investments, net decreased $2.2 million due primarily to additional reserves for certain of the Company’s investments recorded in the prior year.
Income Tax Expense (Benefit)—Income tax expense decreased $19.5 million for the year ended December 27, 2020, over the prior year period primarily due to a decrease in taxable income. For the year ended December 27, 2020, the Company recorded an income tax benefit of $19.9 million including a $1.7 million benefit from the CARES Act relating to the carryback of the Company’s 2019 net operating loss to a period with a higher tax rate. The effective tax rate on pretax income was 29.9% in the year ended December 27, 2020. This rate differs from the U.S. federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit, tax expense related to vesting of stock-based compensation and non-deductible expenses.
For the year ended December 29, 2019, the Company recorded income tax benefit of $0.4 million. The effective tax rate on pretax income was 5.7% in the year ended December 29, 2019. This rate differs from the U.S. federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit and non-deductible expenses.
Year ended December 29, 2019 compared to the year ended December 30, 2018
Circulation Revenue—Circulation revenues decreased 0.6%, or $2.4 million in the year ended December 29, 2019, compared to the year ended December 30, 2018. Single copy sales decreased $11.6 million and home delivery revenue decreased $7.6 million. These decreases were partially offset by an increase of $10.1 million in digital subscription revenue as customers turn to digital delivery. These decreases were partially offset by revenues attributable to the acquisition of The Virginian-Pilot which contributed $16.5 million in the year ended December 29, 2019, compared to $9.8 million in the year ended December 30, 2018.
Advertising Revenue—Advertising revenues decreased 12.0%, or $54.6 million, in the year ended December 29, 2019, compared to the year ended December 30, 2018, due decreases in all revenue categories. Retail advertising revenue decreased $54.8 million, national advertising decreased $6.0 million and classified advertising decreased $4.0 million. These decreases were partially offset by contributions from the acquisition of The Virginian-Pilot in the second quarter of 2018 which contributed $35.8 million in revenue during the year ended December 29, 2019, compared to $24.7 million during the year ended December 30, 2018.
Other Revenue—Other revenues consist of commercial print and delivery, direct mail and marketing, and content syndication and licensing, and other revenue. Other revenues decreased 1.6%, or $2.9 million, in the year ended December 29, 2019, compared to the year ended December 30, 2018. Commercial print and delivery revenue decreased $9.2 million. This decrease was partially offset by an increase in direct mail revenue of $3.1 million and an increase in the revenue from the TSA agreement of $2.3 million and by revenues attributable to the acquisition of The Virginian-Pilot which contributed $3.9 million in the year ended December 29, 2019, compared to $2.3 million in the year ended December 30, 2018.
Compensation Expense—Compensation expense decreased 18.3%, or $80.8 million, in the year ended December 29, 2019, compared to the prior period. This decrease was due primarily to a decrease in salary and payroll tax expense of $57.7 million, a decrease in severance expense of $34.5 million and a decrease in medical insurance expense of $9.3 million as a result of the reduction in headcount related to personnel restructuring in prior periods. This decrease was partially offset by increased pension expense of $8.3 million due primarily to contributions to the Drivers' Plan, and increased compensation expense due to the acquisitions which contributed $17.6 million in the year ended December 29, 2019, compared to $16.6 million in the year ended year ended December 30, 2018.
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
Outside Services Expense—Outside services expense decreased 6.0%, or $20.7 million in the year ended December 29, 2019 compared to the prior year. This decrease was due primarily to $12.5 million of expense recorded in 2018 related to the Consulting Agreement described in Note 7 to the Consolidated Financial Statements. Additionally, there was a reduction of $5.2 million in third-party delivery expense, $4.2 million in temporary help, $2.9 million in outside printing and production costs, and $2.0 million in consulting costs. The decreases were partially offset by increases due to the acquisitions which contributed $17.8 million in the year ended December 29, 2019, compared to $10.2 million during the year ended December 30, 2018.
Other Operating Expenses—Other operating expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses. These expenses increased 1.1%, or $1.6 million, in the year ended December 29, 2019, compared to the prior year. This increase was due primarily to $23.9 million of operating expense previously allocated to the California Properties in the prior year. These allocated operating expenses are recovered as a component of TSA revenue in periods subsequent to the sale. Additionally, acquisitions contributed $12.9 million in other operating expenses for the year ended December 29, 2019, compared to $6.5 million for the year ended December 30, 2018. These increases were partially offset by decreases in all categories, primarily a $7.4 million decrease in occupancy costs, a $5.2 million decrease in insurance expense, a $3.9 million decrease in bad debt expense and a $2.3 million decrease in travel, entertainment and other employee expenses.
Depreciation and Amortization Expense—Depreciation and amortization expense decreased 12.6%, or $6.4 million, for the year ended December 29, 2019, compared to the prior year. This decrease was due primarily to accelerated depreciation in 2018 related to the shortened lives for certain assets removed from service. This decrease was partially offset by increases due to the acquisitions which contributed $4.7 million in the year ended December 29, 2019, compared to $0.5 million during the year ended December 30, 2018.
Impairment Expense—In the fourth quarter of 2019, the Company recorded a non-cash impairment charge of $14.5 million related to the goodwill associated with The Baltimore Sun Media Group and Virginia Media Group.

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
Other Income (Expense), Net—The decrease in other non-operating income, net is primarily due to credits related to periodic benefit costs, In 2018, the Company terminated the non-union post-retirement medial plan. As such, remaining amounts in accumulated other comprehensive income were amortized to expense during 2018.
Income Tax Expense (Benefit)—Income tax expense increased by $12.6 million for the year ended December 29, 2019, over the prior year period. For the year ended December 29, 2019, the Company recorded an income tax expense of $0.4 million including a discrete item which resulted in a tax benefit of $1.5 million relating to an adjustment in state tax expense for the treatment of the Nant Transaction gain for state apportionment in selected states. The effective tax rate on pretax income was 5.7% in the year ended December 29, 2019. This rate differs from the U.S. federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit, tax expense related to vesting of stock-based compensation and non-deductible expenses.
For the year ended December 30, 2018, the effective Company recorded income tax benefit of $13.1 million. The effective tax rate on pretax income (loss) was 23.9% in the year ended December 30, 2018. This rate differs from the U.S. federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit and non-deductible expenses.
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
The table below summarizes the total operating, investing and financing activity cash flows from operations for the years ended December 27, 2020, December 29, 2019, and December 30, 2018 (in thousands):

	Year ended
	December 27, 2020	December 29, 2019	December 30, 2018
Net cash provided by operating activities	$32,493	$44,425	$47,552
Net cash provided by (used for) investing activities	11,181	(18,707)	(95,125)
Net cash used for financing activities	(17,438)	(65,075)	(357,420)
Increase (decrease) in cash attributable to continuing operations	26,236	(39,357)	(404,993)
Increase in cash attributable to discontinued operations	10,421	72	351,057
Net increase (decrease) in cash	$36,657	$(39,285)	$(53,936)
Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by continuing operations was $32.5 million for the year ended December 27, 2020, a decrease of $11.9 million from $44.4 million for the year ended December 29, 2019. The decrease in cash provided by operating activities was primarily driven by a decrease in operating results of $6.4 million (defined as net income (loss) adjusted for non-working capital items) as well as a decrease in cash from working capital of $5.5 million primarily related to unfavorable changes in accounts receivable and accounts payable, partially offset by favorable changes in prepaid expenses. For the year ended December 29, 2019, net cash provided by continuing operations was $44.4 million, a decrease of $3.1 million from $47.6 million for the year ended December 30, 2018. The decrease in cash provided by operating activities was primarily driven by an increase in operating results of $48.2 million, partially offset by a decrease in cash from working capital of $51.3 million related to unfavorable changes in accounts payable and prepaid expenses, partially offset by favorable changes in accounts receivable.
Net cash provided by investing activities totaled $11.2 million in the year ended December 27, 2020, due primarily to the net proceeds of $17.9 million related to the sale of the Virginia properties, partially offset by $10.1 million used for capital expenditures. For the year ended December 29, 2019, net cash used for investing activities totaled $18.7 million, due primarily to $18.6 million used for capital expenditures. We anticipate that capital expenditures for the year ended December 26, 2021, will be approximately $6.0 million to $10.0 million.
Net cash used for financing activities totaled $17.4 million in the year ended December 27, 2020, due primarily to payment of cash dividends to the Company’s common stockholders of $9.1 million and repayment of the capital lease obligation of $7.0 million. For the year ended December 29, 2019, net cash used for financing activities totaled $65.1 million, due primarily the payment of cash dividends to the Company’s common stockholders of $62.9 million.
Net cash provided by discontinued operations totaled $10.4 million for the year ended December 27, 2020 related to BestReviews operating results partially offset by the payment of dividends to noncontrolling interests of $9.8 million. For the year ended December 29, 2019, net cash used for discontinued operations totaled $0.1 million, primarily related to BestReviews operating results partially offset by the payment of dividends to noncontrolling interests of $6.6 million and the final tax payment of $6.0 million associated with the sale of the California Properties.
Dividends
On February 19, 2020, the Board declared a cash dividend of $0.25 per share of common stock outstanding. The cash dividend of $9.1 million was paid on March 16, 2020, to shareholders of record as of March 2, 2020. Additionally, the Company accrued dividend equivalents of $0.2 million for restricted stock units (“RSUs”) outstanding as of the record date.
On May 8, 2020, the Board suspended the Company's quarterly cash dividend program until further notice given the unprecedented economic disruption caused by COVID-19. This action, along with many other operational actions taken at the Company, will help preserve liquidity. The Board will continue to monitor liquidity needs and capital allocation in the future.
Multiemployer pension
During 2018, the trustees of the Drivers’ Plan agreed to a plan of merger with the Teamsters Fund. On December 13, 2018, the Drivers’ Plan adopted an amendment to its prior rehabilitation plan under which the Company will make contributions of $68.4 million over seven years. During the year ended December 27, 2020, the Company made contributions of $7.3 million to the Drivers’ Plan and the Teamsters Fund under the amended rehabilitation plan. During the year ended December 26, 2021, the Company expects to contribute $9.1 million under the rehabilitation plan.
In 2018, the Company’s last employee that was a member of the CWA/ITU Union at the Company’s Baltimore location retired. This retirement effected a partial withdrawal from the CWA/ITU Negotiated Pension Plan. The partial withdrawal creates a liability for which the Company is required to pay quarterly installments over a 20-year period. The Company accrued $1.0 million to reflect this obligation which is reflected in other long-term obligations in the Consolidated Balance Sheets. See Note 16 to the Consolidated Financial Statements for additional information on the Company’s multiemployer pension plans.
Stock Repurchases
On March 13, 2019, the Company announced that the Board authorized a stock repurchase program. Under the program, the Company may purchase up to $25.0 million of its outstanding common stock over the next 24 months. The purchases may be made in open-market transactions or privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume, cash needs and other business factors. As of December 27, 2020, no repurchases had been made under the program.

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
Debt
In June 2018, the Company used a portion of the proceeds received from the Nant Transaction to repay the outstanding principal amount under the Senior Term Facility and to terminate the Senior ABL Facility. Refer to Note 13 of the Consolidated Financial Statements for detailed information related to the Company’s Term Loan Credit Agreement, Senior Term Facility, ABL Credit Agreement, Senior ABL Facility and Letter of Credit Agreement.
Employee Reductions
See Note 6 to the Consolidated Financial Statements for information related to the Company’s charges and payments for employee reductions.
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
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, Tribune uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The recorded operating lease ROU assets on the balance sheet reflects lease payments made to date and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Certain lease agreements have lease and non-lease components, which are generally accounted for together. See Note 4 to the Consolidated Financial Statements for additional information related to leases.
Revenue Recognition—Tribune’s primary sources of revenue are from the sales of newspapers, digital subscriptions and other publications to distributors and individual subscribers; sales of advertising space in published issues of its newspapers and other publications and on websites owned by, or affiliated with, Tribune; distribution of preprinted advertising inserts; the provision of commercial printing and delivery services to third parties, primarily other newspaper companies; and ecommerce referral fee revenue. Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. Revenues are recognized as performance obligations that are satisfied either at a point in time, such as when an advertisement is published or referral fee revenue is earned, or over time, such as for content licensing. See Note 5 to the Consolidated Financial Statements for additional revenue recognition disclosures.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets are summarized in Note 11 to the

Consolidated Financial Statements. The Company reviews goodwill and other indefinite-lived intangible assets, which include only newspaper mastheads, for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired. In the first quarter of 2020, the Company identified the market effects of the COVID-19 pandemic as an economic indicator of a potential impairment of goodwill and determined that an interim evaluation was required. Under ASC Topic 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values. Impairment would occur when the carrying amount of a reporting unit with recorded goodwill or an individual masthead is greater than its fair value. The Company has determined that, following its segment realignment in the first quarter of 2020, the reporting units at which goodwill will be evaluated are the eight newspaper media groups, TCA and BestReviews.
The Company’s annual impairment review measurement date is in the beginning of the fourth quarter of each year. The estimated fair value of goodwill is determined using many critical factors, including projected future operating cash flows, revenue and market growth, market multiples, discount rates and consideration of market valuations of comparable companies. The estimated fair values of other intangible assets subject to the annual impairment review are calculated based on projected future discounted cash flow analysis. The development of estimated fair values requires the use of assumptions, including assumptions regarding revenue and market growth as well as specific economic factors in the publishing industry such as operating margins and royalty rates for newspaper mastheads. These assumptions reflect Tribune’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of Tribune’s control. See Note 11 to the Consolidated Financial Statements for additional information related to the goodwill and other intangible impairment charges related to the Orlando Sentinel, New York Daily News and Sun Sentinel Media Groups.
Impairment Review of Long-Lived Assets—Tribune evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may be impaired. The carrying value of a long-lived asset or asset group may be impaired when the projected future undiscounted cash flows to be generated from the asset or asset group over its remaining depreciable life are less than its current carrying value. In the first quarter of 2020, the Company identified the market effects of the COVID-19 pandemic as an economic indicator of a potential impairment of long-lived assets and determined that an interim evaluation was required for certain asset groups. Under ASC Topic 360, an impairment exists if the carrying value of an asset group exceeds its fair value and is considered not recoverable. See Note 10 for additional information related to long-lived asset impairment charges.
Pension Plans—The Company is the sponsor of a single employer pension plan, the NYDN Pension Plan. The Company follows accounting guidance under ASC Topic 715 for single employer defined benefit plans. Plan assets and the projected benefit obligation are measured each December 31, and the Company records as an asset or liability the net funded or underfunded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to other comprehensive income (loss) and are amortized to net periodic pension expense over the weighted average remaining life of plan participants. Net periodic pension expense is recognized each period by accruing interest expense on the projected benefit obligation and accruing a return on assets associated with the plan assets.
Multiemployer Pension Plans—Contributions made to union-sponsored plans are based upon collective bargaining agreements and are accounted for under guidance related to multiemployer plans. See Note 16 to the Consolidated Financial Statements for further information.
New Accounting Standards
See Note 2 to the Consolidated Financial Statements for a description of new accounting standards issued and/or adopted in the year ended December 27, 2020.
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

	Year ended
(In thousands)	December 27, 2020	% Change	December 29, 2019	% Change	December 30, 2018
Loss from continuing operations	$(46,816)	*	$(7,130)	(82.9%)	$(41,647)
Income tax benefit	(19,930)	*	(434)	(96.7%)	(13,078)
Interest expense (income), net	773	*	(499)	*	11,338
Loss on early extinguishment of debt	—	*	—	*	7,666
Loss on equity investments, net	817	(72.7%)	2,988	60.0%	1,868
Other expense (income), net	(1,368)	*	(45)	(99.7%)	(14,513)
Loss from operations	(66,524)	*	(5,120)	(89.4%)	(48,366)
Depreciation and amortization	33,834	(24.2%)	44,615	(12.6%)	51,055
Impairment	78,739	*	14,496	*	1,872
Restructuring and transaction costs (1)	20,556	7.1%	19,191	(74.4%)	75,024
Stock-based compensation	5,198	(60.5%)	13,170	26.0%	10,453
Adjusted EBITDA	$71,803	(16.8%)	$86,352	(4.1%)	$90,038
* Represents positive or negative change in excess of 100%
(1) - Restructuring and transaction costs include costs related to Tribune’s internal restructuring, such as severance, charges associated with vacated space, costs related to completed and potential acquisitions and a one-time charge related to the Consulting Agreement in 2018. See Note 7 for further information on the Consulting Agreement.
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
Management, including our Chief Executive Officer and our Interim Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2020 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that the Company’s internal control over financial reporting was effective as of December 27, 2020.
The effectiveness of our internal control over financial reporting as of December 27, 2020, has been audited by Ernst & Young LLP, the independent registered public accounting firm that has also audited the Company’s consolidated financial statements as of and for the year ended December 27, 2020. Ernst & Young’s report on the Company’s internal control over financial reporting appears below.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
We have not experienced any material change in our internal controls over financial reporting despite most of our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 impact on our internal controls to minimize the impact on their design and operating effectiveness

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tribune Publishing Company
Opinion on Internal Control Over Financial Reporting
We have audited the internal control over financial reporting of Tribune Publishing Company (the Company) as of December 27, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as December 27, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company, and our report dated March 8, 2021, expressed an unqualified opinion thereon.
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
March 8, 2021

Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to information under the captions “Corporate Governance,” “Board Composition,” “Executive Officers” and “Consideration of Stockholder-Recommended Director Nominees” in our definitive proxy statement relating to the 2021 Annual Meeting of Stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2020 fiscal year.
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
The Company’s Board has adopted Corporate Governance Guidelines and charters for the Audit and Compensation, Nominating and Corporate Governance Committees of the Board. These documents can be found at the Company’s website, www.tribpub.com.
A stockholder can also obtain, without charge, a printed copy of any of the materials referred to above by contacting the Company at the following address:
Tribune Publishing Company
560 W. Grand Avenue
Illinois 60654
Attn: Corporate Secretary
Telephone: (312) 222-9100
Item 11. Executive Compensation
The information required by this item is incorporated by reference to information under the captions “Compensation Discussion and Analysis,” “Compensation, Nominating and Corporate Governance Committee Report,” “CNCG Committee Interlocks and Insider Participation,” “Named Executive Officer Compensation” and “Director Compensation” in our definitive proxy statement relating to the 2021 Annual Meeting of Stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2020 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to information under the caption “Security Ownership of Certain Beneficial Owners, Directors, and Management” in our definitive proxy statement relating to the 2021 Annual Meeting of Stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2020 fiscal year.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to information under the caption “Security Ownership of Certain Beneficial Owners, Directors, and Management” in our definitive proxy statement relating to the 2021 Annual Meeting of Stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2020 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to information under the captions “Policies and Procedures for the Review and Approval or Ratification of Transactions with Related Persons” and “Corporate Governance” in our definitive proxy statement relating to the 2021 Annual Meeting of Stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2020 fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to information under the caption “Independent Registered Public Accounting Firm’s Fees Report” in our definitive proxy statement relating to the 2021 Annual Meeting of Stockholders. The definitive proxy statement will be filed with the SEC within 120 days after the end of the 2020 fiscal year.
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

2.6*    Membership Unit Purchase Agreement, dated December 11, 2020, by and among Nexstar Inc., BestReviews LLC, and Tribune Publishing Company, LLC and BR Holding Company, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 17, 2020).

2.7**    Agreement and Plan of Merger by and among Tribune Enterprises, LLC, Tribune Merger Sub, Inc., and Tribune Publishing Company, dated as of February 16, 2021 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on February 17, 2021).
2.8*    Limited Guarantee by Alden Global Opportunities Master Fund, L.P. and Alden Global Value Recovery Master Fund, L.P. in favor of Tribune Publishing Company, dated February 16, 2021 (incorporated by reference to Exhibit 2.2 to the Form 8-K filed on February 17, 2021).
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
3.3*    Amended and Restated By-laws of Tribune Publishing Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on October 9, 2018).
4.1    Description of the Company’s Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 11, 2020).
4.2* Rights Agreement, dated as of July 28, 2020, between Tribune Publishing Company and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 28, 2020).
4.3* Amendment No. 1 to Rights Agreement by and between Tribune Publishing Company and Computershare Trust Company, N.A., dated as of February 16, 2021 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 17, 2021).
10.1*    Tax Matters Agreement, by and between Tribune Media Company and Tribune Publishing Company, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 7, 2014).
10.2*    Securities Purchase Agreement, by and among Tribune Publishing Company, Nant Capital, LLC and Dr. Patrick Soon-Shiong, dated as of May 22, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 23, 2016).
10.3*    Registration Rights Agreement, by and between Tribune Publishing Company and Nant Capital, LLC, dated as of May 22, 2016 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 23, 2016).
10.4*    Amended and Restated Cooperation Agreement, dated as of July 1, 2020, by and among Tribune Publishing Company, Alden Global Opportunities Master Fund, L.P., Alden Global Value Recovery Master Fund, L.P., and Alden Global Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 2, 2020).
10.5*~    tronc, Inc. 2014 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2016 filed on August 5, 2016).
10.6*~    Form of Restricted Stock Unit Award Agreement (Non-Employee Director Form) (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q/A for the quarterly period ended September 28, 2014 filed November 19, 2014).

10.7*~    Form of Restricted Stock Award Agreement (Non-Employee Director) for awards made beginning in 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2017 filed November 3, 2017).
10.8*~    Form of Stock Option Agreement (Employee Form) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2016 filed on August 5, 2016).
10.9*~    Form of Restricted Stock Unit Award Agreement (Employee Form) (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2016 filed on August 5, 2016).
10.10*~    Form of Annual Performance Incentive Award Notice (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 28, 2014 filed March 25, 2015).
10.11*~    Form of Annual Performance Incentive Award Notice (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2017 filed May 3, 2017).
10.12~    Form of Director Compensation Conversion Election Form (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 14, 2016).
10.13*~    Executive Employment Agreement by and between Terry Jimenez and Tribune Publishing Company, LLC, dated April 4, 2018 (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on March 28, 2018).
10.14*~    Executive Employment Agreement by and between Julie K. Xanders and Tribune Publishing Company, LLC, dated December 20, 2017 and effective January 4, 2018 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 22, 2017).
10.15~ Executive Employment Agreement by and between Mike Lavey and Tribune Publishing Company, LLC, dated April 4, 2018 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on March 11, 2020).
10.16*~    Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2016 filed on May 5, 2016).
10.17*~    Form of Director Restricted Stock Award Agreement for awards in May 2018 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form-Q for the quarterly period ended July 1, 2018 filed on August 10, 2018).
10.18    Amendment to Executive Employment Agreement by and between Terry Jimenez and Tribune Publishing Company, LLC, dated February 15, 2021 and effective April 3, 2021.
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
101.DEF    Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB    Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE        Inline XBRL Taxonomy Extension Presentation Linkbase Document
104        Cover Page formatted as Inline XBRL and contained Exhibit 101

** Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.
Item 16 . Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIBUNE PUBLISHING COMPANY

By:	/s/ Michael N. Lavey
Michael N. Lavey
Interim Chief Financial Officer, Chief Accounting Officer and Controller
Date:	March 8, 2021

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

Name	Capacity	Date

/s/ Terry Jimenez	Chief Executive Officer, President and Director	March 8, 2021
Terry Jimenez	(Principal Executive Officer)

/s/ Michael N. Lavey	Interim Chief Financial Officer, Chief Accounting Officer and Controller	March 8, 2021
Michael N. Lavey	(Principal Financial Officer and Principal Accounting Officer)

/s/ Philip G. Franklin	Chairman and Director	March 8, 2021
Philip G. Franklin

/s/ Carol Crenshaw	Director	March 8, 2021
Carol Crenshaw

/s/ Christopher Minnetian	Director	March 8, 2021
Christopher Minnetian

/s/ Dana Goldsmith Needleman	Director	March 8, 2021
Dana Goldsmith Needleman

/s/ Richard A. Reck	Director	March 8, 2021
Richard A. Reck

/s/ Randall D. Smith	Director	March 8, 2021
Randall D. Smith

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tribune Publishing Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tribune Publishing Company (the Company) as of December 27, 2020 and December 29, 2019, the related consolidated statements of income (loss), comprehensive income (loss), equity (deficit) and cash flows for each of the three fiscal years in the period ended December 27, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 27, 2020 and December 29, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 8, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters do not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Intangible Assets with Indefinite Lives Impairment Assessment

Description of the Matter
At December 27, 2020, the Company’s goodwill and intangible assets with indefinite lives, which consist of newspaper mastheads, were $28.2 million and $27.7 million, respectively. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually or when events occur that indicate impairment could exist. As more fully described in Note 11 to the consolidated financial statements, during the first quarter of fiscal 2020, the Company identified the market effects of the COVID-19 pandemic as an economic indicator that an interim assessment was required. As a result of this assessment, the Company recognized impairments of $9.5 million during the year ended December 27, 2020.

Auditing management’s impairment tests of goodwill and newspaper masthead intangible assets was complex and judgmental due to the estimation required in determining the fair value of the reporting units and newspaper mastheads. In particular, the estimates of the fair value of the reporting units are sensitive to significant assumptions such as the revenue growth rates, discount rates and projected EBITDA margins. The estimates of fair value of the newspaper masthead intangible assets are sensitive to significant assumptions including the revenue growth rates, royalty rates, and discount rates. These assumptions are affected by expectations about future economic and industry factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and intangible assets with indefinite lives impairment review process. For example, we tested management’s review controls over the significant assumptions described above as well as over the reasonableness of the underlying data used in the valuation analyses.

To test the estimated fair value of the Company’s reporting units and newspaper masthead intangible assets, we performed audit procedures that included, among others, assessing the valuation methodologies used, testing the significant assumptions described above and testing the completeness and accuracy of the underlying data the Company used in its analyses. For example, we compared the revenue growth rates and projected EBITDA margins used in the valuations to current industry and economic trends and assessed the historical accuracy of management’s estimates. With the assistance of our internal valuation specialists, we also developed an independent range of the discount rate and royalty rate assumptions and compared them to the rates determined by management. We performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting units and the newspaper masthead intangible assets that would result from changes in the assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Measurement of Long-lived Assets

Description of the Matter
As more fully described in Note 10 to the consolidated financial statements, during 2020, the Company identified a triggering event, which resulted in the Company assessing certain of its asset groups for recoverability. As a result of these assessments, the Company determined that certain long-lived assets, including plant, property and equipment, operating lease right-of-use assets and finite-lived intangible assets, were not recoverable. As a result, the Company recognized $34.6 million of impairment charges.

Auditing management’s impairment analysis involved subjectivity as estimates underlying the determination of the asset group’s fair value were based on assumptions that are sensitive to and affected by expected future market or economic conditions, and industry and company-specific qualitative factors. Significant assumptions used in the Company’s fair value estimate included projected cash flows, discount rates, and terminal values.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's processes to determine the fair value of the asset group. This included evaluating controls over the Company’s budgetary and forecasting process used to develop the estimated future cash flows. We also tested management’s review controls over the data used in their impairment analysis and the significant assumptions such as estimation of the discount rate and terminal value.

To test the estimated fair value of the Company’s asset group, we performed audit procedures that included, among others, assessing the valuation methodologies used, testing the significant assumptions described above and testing the completeness and accuracy of the underlying data the Company used in its analyses. We compared the projected cash flows to the Company’s historical cash flows and other available industry and market forecast information. We involved our valuation specialists to assist in assessing the valuation methodology and testing the discount rate and terminal value. We assessed the historical accuracy of management’s estimates and where appropriate, assessed whether the assumptions used were consistent with those used in the goodwill impairment analysis.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Dallas, Texas
March 8, 2021

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)

	Year ended
	December 27, 2020	December 29, 2019	December 30, 2018
Operating revenues	$746,250	$945,777	$1,005,662
Operating expenses:
Compensation	303,027	360,779	441,558
Newsprint and ink	33,777	56,785	66,134
Outside services	267,644	326,807	347,551
Other operating expenses	95,753	147,415	145,858
Depreciation and amortization	33,834	44,615	51,055
Impairment	78,739	14,496	1,872
Operating expenses	812,774	950,897	1,054,028
Loss from operations	(66,524)	(5,120)	(48,366)
Interest income (expense), net	(773)	499	(11,338)
Loss on early extinguishment of debt	—	—	(7,666)
Loss on equity investments, net	(817)	(2,988)	(1,868)
Other income (expense), net	1,368	45	14,513
Loss from continuing operations before income taxes	(66,746)	(7,564)	(54,725)
Income tax benefit	(19,930)	(434)	(13,078)
Loss from continuing operations	(46,816)	(7,130)	(41,647)
Plus: Income from discontinued operations, net of tax	15,320	6,886	291,294
Net income (loss)	$(31,496)	$(244)	$249,647
Less: Income attributable to noncontrolling interest	$7,516	$4,825	$856
Net income (loss) attributable to Tribune common stockholders	$(39,012)	$(5,069)	$248,791

Net loss from continuing operations, per common share:
Basic	$(1.28)	$(0.20)	$(1.18)
Diluted	$(1.28)	$(0.20)	$(1.18)
Net income (loss) attributable to Tribune common stockholders, per common share:
Basic	$(1.08)	$(0.85)	$7.05
Diluted	$(1.08)	$(0.85)	$7.05
Weighted average shares outstanding
Basic	36,456	35,810	35,268
Diluted	36,456	35,810	35,268

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended
	December 27, 2020	December 29, 2019	December 30, 2018
Net income (loss)	$(31,496)	$(244)	$249,647
Comprehensive income (loss), net of taxes:
Unrecognized benefit plan gains (losses):
Change in unrecognized benefit plan gain (loss) arising during the period, net of taxes of $130, $908 and $900, respectively	(438)	(2,458)	(2,337)
Amortization of items to periodic pension and other post-employment benefit costs during the period, net of taxes of $39, $39 and $3,657, respectively	121	100	(9,498)
Foreign currency translation, net	(23)	(21)	(8)
Other comprehensive loss recognized in continuing operations, net of taxes	(340)	(2,379)	(11,843)
Other comprehensive income (loss) recognized in discontinued operations, net of taxes of $6,784	—	—	25,397
Comprehensive income (loss)	(31,836)	(2,623)	263,201
Less: Comprehensive income attributable to NCI	7,516	4,825	856
Comprehensive income (loss) attributable to Tribune common stockholders	$(39,352)	$(7,448)	$262,345

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 27, 2020	December 29, 2019
Assets
Current assets:
Cash	$98,862	$54,840
Accounts receivable, net	73,866	99,340
Inventories	4,055	4,820
Prepaid expenses	18,344	15,114
Current assets related to discontinued operations	111,239	19,537
Total current assets	306,366	193,651

Property, plant and equipment
Machinery, equipment and furniture	100,625	119,823
Buildings and leasehold improvements	42,361	86,404
	142,986	206,227
Accumulated depreciation	(96,527)	(84,517)
	46,459	121,710
Advanced payments on property, plant and equipment	1,866	2,181
Property, plant and equipment, net	48,325	123,891

Other assets
Goodwill	28,146	30,624
Intangible assets, net	50,148	61,517
Software, net	17,503	20,736
Lease right-of-use asset	36,705	99,480
Restricted cash	29,925	37,290
Deferred income taxes	11,294	6,911
Equity investments	11,354	2,655
Other long-term assets	8,388	10,802
Assets related to discontinued operations	—	94,721
Total other assets	193,463	364,736

Total assets	$548,154	$682,278

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED BALANCE SHEETS, (continued)
(In thousands, except per share data)

	December 27, 2020	December 29, 2019
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$28,022	$43,674
Employee compensation and benefits	33,495	36,238
Deferred revenue	34,620	42,773
Current portion of long-term lease liability	23,914	25,380
Other current liabilities	23,329	24,412
Current liabilities associated with discontinued operations	4,759	2,885
Total current liabilities	148,139	175,362

Non-current liabilities
Long-term lease liability	49,182	98,847
Pension and postretirement benefits payable	16,803	20,338
Deferred revenue	1,921	2,504
Long-term debt	—	6,857
Workers’ compensation, general liability and auto insurance payable	20,120	24,192
Other obligations	10,587	5,851
Total non-current liabilities	98,613	158,589

Commitments and contingencies (Note 14)

Noncontrolling interest	—	63,501

Stockholders' equity
Preferred stock, $0.01 par value. Authorized 30,000 shares; no shares issued or outstanding at December 27, 2020 and December 29, 2019	—	—
Common stock, $0.01 par value. Authorized 300,000 shares, 38,524 shares issued and 36,570 shares outstanding at December 27, 2020; 38,017 shares issued and 36,064 shares outstanding at December 29, 2019	385	380
Additional paid-in capital	181,839	177,957
Retained earnings	86,491	135,001
Noncontrolling interest	61,539	—
Accumulated other comprehensive income	(2,692)	(2,352)
Treasury stock, at cost - 1,954 shares at December 27, 2020 and December 29, 2019	(26,160)	(26,160)
Total stockholders' equity	301,402	284,826

Total liabilities and stockholders’ equity	$548,154	$682,278

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Non controlling Interest	AOCI	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 31, 2017	37,551	$376	$150,229	$(16,390)	$—	$(13,527)	$(51,526)	$69,162
Comprehensive income (loss)	—	—	—	248,791	—	(11,843)	—	236,948
AOCI recognized in discontinued operations	—	—	—	—	—	25,397	—	25,397
Issuance from treasury stock for acquisition	—	—	9,229	—	—	—	25,366	34,595
Issuance of stock from restricted stock and restricted stock unit ("RSU") conversions	443	5	(5)	—	—	—	—	—
Exercise of stock options	7	—	134	—	—	—	—	134
Stock-based compensation	—	—	11,118	—	—	—	—	11,118
Withholding for taxes on RSU conversions	—	—	(4,042)	—	—	—	—	(4,042)
Forfeited restricted stock	(450)	(5)	5	—	—	—	—	—
Balance at December 30, 2018	37,551	376	166,668	232,401	—	27	(26,160)	373,312
Cumulative effect of adoption of leasing standard	—	—	—	(1,787)	—	—	—	(1,787)
Adjusted balance at December 30, 2018	37,551	376	166,668	230,614	—	27	(26,160)	371,525
Comprehensive loss	—	—	—	(5,069)		(2,379)	—	(7,448)
Dividends declared to common stockholders	—	—	—	(65,024)	—	—	—	(65,024)
NCI carrying value adjustment	—	—	—	(25,520)	—	—	—	(25,520)
Issuance of stock from restricted stock and RSU conversions	467	4	(4)	—	—	—	—	—
Stock-based compensation	—	—	13,203	—	—	—	—	13,203
Withholding for taxes on RSU conversions	—	—	(1,910)	—	—	—	—	(1,910)
Balance at December 29, 2019	38,018	380	177,957	135,001	—	(2,352)	(26,160)	284,826
Reclassification of NCI from temporary equity	—	—	—	—	64,133	—	—	64,133
Comprehensive income (loss)	—	—	—	(39,012)	7,206	(340)	—	(32,146)
Dividends declared to common stockholders	—	—	—	(9,176)	—		—	(9,176)
Dividends paid to NCI	—	—	—	—	(9,800)	—	—	(9,800)
NCI carrying value adjustment	—	—	—	(322)	—	—	—	(322)
Issuance of stock from restricted stock and RSU conversions	506	5	(5)	—	—	—	—	—
Stock-based compensation	—	—	5,198	—	—	—	—	5,198
Withholding for taxes on restricted RSU conversions	—	—	(1,311)	—	—	—	—	(1,311)
Balance at December 27, 2020	38,524	$385	$181,839	$86,491	$61,539	$(2,692)	$(26,160)	$301,402

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended
	December 27, 2020	December 29, 2019	December 30, 2018
Operating Activities
Loss from continuing operations	$(46,816)	$(7,130)	$(41,647)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,834	44,615	51,055
Impairment	78,739	14,496	1,872
Stock compensation expense	5,198	13,170	10,453
Loss on early extinguishment of debt	—	—	7,666
Loss on equity investments, net	817	2,988	1,868
(Gain) loss on sale of property	(7,070)	155	—
Deferred income taxes	(4,261)	(2,581)	(390)
Non-current deferred revenue	(583)	(353)	(1,961)
Pension contribution	(2,598)	(2,484)	(3,918)
Postretirement benefits expense	(1,423)	(593)	(10,932)
Changes in working capital items, excluding acquisitions:
Accounts receivable, net	27,764	32,918	(3,167)
Prepaid expenses, inventories and other current assets	687	(6,164)	24,704
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	(51,860)	(44,597)	8,718
Other, net	65	(15)	3,231
Net cash provided by operating activities	32,493	44,425	47,552
Investing Activities
Capital expenditures, including software additions	(10,131)	(18,552)	(53,168)
Proceeds from sale of property, plant and equipment	17,885	—	—
Acquisitions, net of cash acquired	—	—	(37,782)
Other, net	3,427	(155)	(4,175)
Net cash provided by (used for) investing activities	11,181	(18,707)	(95,125)
Financing Activities
Repayment of long-term debt	—	—	(353,253)
Withholding for taxes on RSU vesting	(1,311)	(1,910)	(4,042)
Repayments of capital lease obligations	(7,036)	(305)	(259)
Proceeds from exercise of stock options	—	—	134
Dividends paid to common stockholders	(9,091)	(62,860)	—
Net cash used for financing activities	(17,438)	(65,075)	(357,420)
Increase (decrease) in cash attributable to continuing operations	$26,236	$(39,357)	$(404,993)

Consolidated Statements of Cash Flows continued on following page
The accompanying notes are an integral part of these consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued)
(In thousands)

	Year ended
	December 27, 2020	December 29, 2019	December 30, 2018
Cash Flows From Discontinued Operations
Cash flows provided by (used for) operating activities of discontinued operations, net	$20,237	$6,672	$(92,181)
Cash flows provided by (used for) investing activities of discontinued operations, net	(16)	—	445,555
Cash flows used for financing activities of discontinued operations, net	(9,800)	(6,600)	(2,317)
Increase in cash attributable to discontinued operations	10,421	72	351,057

Net increase (decrease) in cash	36,657	(39,285)	(53,936)
Cash, cash equivalents and restricted cash beginning of period	92,130	131,415	185,351
Cash, cash equivalents and restricted cash, end of period	$128,787	$92,130	$131,415

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—Tribune Publishing Company was formed as a Delaware corporation on November 21, 2013. Tribune Publishing Company, together with its subsidiaries (collectively, the “Company” or “Tribune”) is a media company rooted in award-winning journalism. Headquartered in Chicago, Illinois, Tribune operates local media businesses in eight markets with titles including the Chicago Tribune, New York Daily News, The Baltimore Sun, Hartford Courant, South Florida’s Sun Sentinel,and Orlando Sentinel, Virginia’s Daily Press and The Virginian-Pilot, and The Morning Call of Lehigh Valley, Pennsylvania. Tribune also operates Tribune Content Agency (“TCA”).
On December 11, 2020, the Company entered into a Membership Unit Purchase Agreement (the “BR Agreement”), by and among the Company and BR Holding Company, Inc. (collectively the "Sellers") to sell 100% of BestReviews LLC (“BestReviews”) to Nexstar, Inc. (“Nexstar”), BestReviews was owned 60% by the Company and 40% by BR Holding Conpany, Inc. On December 29, 2020, subsequent to Company’s fiscal year-end, the Company completed the sale of its majority ownership of BestReviews. See Note 8 to the Consolidated Financial Statements for information on the Company’s purchase of 60% of BestReviews in 2018 and for additional information on the related discontinued operations.
On February 16, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Tribune Enterprises, LLC, a Delaware limited liability company (“TELLC”), Tribune Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of TELLC (“Merger Sub”), and the Company, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of TELLC. TELLC is an affiliate of Alden Global Opportunities Master Fund, L.P. and Alden Global Value Recovery Master Fund, L.P. (collectively, “Alden”), the Company’s largest shareholder. Upon completion of the transaction the Company will become a privately held company, and its common stock will no longer be listed on any public market. See Note 20 for additional information related to the Merger Agreement.
Basis of Presentation—The accompanying Consolidated Financial Statements and notes of the Company have been prepared in accordance with U.S. GAAP. All intercompany accounts within Tribune have been eliminated in consolidation.
The Company has operations reported as discontinued operations for all periods presented in the accompanying Consolidated Statements of Income and Consolidated Statements of Cash Flows. Additionally, assets and liabilities related to the divested properties are classified as such in all prior periods in the Consolidated Balance Sheets. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to continuing operations and exclude all discontinued operations. See Note 8 to the Consolidated Financial Statements for information on dispositions and discontinued operations.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year—The Company’s fiscal year ends on the last Sunday in December. Fiscal years 2020, 2019, and 2018 ended on December 27, 2020, December 29, 2019, and December 30, 2018, respectively, and consisted of 52 weeks with 13 weeks in each quarter.
Use of Estimates—The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses and certain financial statement disclosures. Some of the significant estimates in these consolidated financial statements include the right-of-use asset (“ROU”) assets, lease liabilities, valuation assumptions used in allowances for credit losses, useful lives of property and identifiable intangible assets, the evaluation of recoverability of property, goodwill and identifiable intangible assets, income tax, self-insurance, pension and other postretirement benefits, stock-based compensation and purchase accounting. Actual results could differ from these estimates.
Segment Presentation—The Company assesses its operating segments in accordance with Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” In the first quarter of 2020, the Company realigned its operations, combining the print and digital operations of its media groups together under the leadership of the Chief Executive Officer, who is also the chief operating decision maker for Tribune, as defined in ASC Topic 280. As a result of the realignment, beginning in the first quarter of 2020, the Company no longer reports separate segment results for its print and digital operations. The

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company aggregates the nine operating segments into one reportable segment. Prior to the first quarter of fiscal 2020, Tribune was managed by its chief operating decision maker as two segments.
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
Leases—Tribune determines if an arrangement is a lease at inception. Operating leases are included in lease ROU assets, current portion of long-term lease liabilities, and long-term lease liabilities on the Consolidated Balance Sheets. Finance leases are included in property, plant and equipment, current portion of long-term debt and long-term debt on theConsolidated Balance Sheets. Amortization of the operating leases ROU assets is included in other operating expenses. Amortization of finance leases is included in depreciation expense. Sublease income is included as an offset to lease expense in other operating expenses.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The ROU asset is adjusted to include lease payments made to date and initial direct costs incurred and to deduct for lease incentives received and impairments recognized. As most of the Company’s leases do not provide an implicit rate, Tribune uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Certain lease agreements have lease and non-lease components, which are generally accounted for together. See Note 4 for additional information related to leases.
Revenue Recognition—Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. Revenues are recognized as performance obligations are satisfied either at a point in time, such as when an advertisement is published, or over time, such as for content licensing. See Note 5 for additional information related to revenue recognition.
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
Accounts Receivable and Allowance for Credit Losses—Tribune’s accounts receivable consist primarily of amounts due from advertisers, circulation-related revenues and commercial print and delivery revenues. Payment terms vary by revenue stream including prepayment for classified advertising and home delivery circulation, and 30-60 day terms for advertising, whereby credit is evaluated in advance. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required. The allowance for credit losses is determined based on an expected credit losses method that includes forward-looking qualitative factors when they arise and any known specific collectability exposures. As customer balances are determined to be uncollectible, the balances are written off against the allowance for credit losses. Accounts receivable balances outstanding for a year or more and balances for customers in bankruptcy are reserved at 100%. See Note 3 for additional information related to the expected credit losses.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the activity with respect to the allowances for credit losses is as follows (in thousands):

Balance at December 31, 2017	$8,988
2018 additions	24,564
2018 deductions	(22,094)
Balance at December 30, 2018	11,458
2019 additions	16,780
2019 deductions	(18,914)
Balance at December 29, 2019	9,324
2020 additions	10,426
2020 deductions	(11,438)
Balance at December 27, 2020	$8,312
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
Leasehold improvements are recorded as an asset and amortized over the shorter of the useful life or the remaining term of the lease. Expenditures for repairs and maintenance of existing assets are charged to expense as incurred. Property, plant and equipment assets that are financed under a finance lease are amortized over the shorter of the term of the lease or the useful lives of the assets. See Note 4 for additional information related to leases.
For the years ended December 27, 2020, December 29, 2019, and December 30, 2018, total depreciation expense was $29.5 million, $39.9 million and $46.4 million, respectively.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets are summarized in Note 11. Tribune tests goodwill and other indefinite-lived intangible assets, which include only newspaper mastheads, for impairment annually as of the first day of the fiscal fourth quarter, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles–Goodwill and Other.” Under ASC Topic 350, the impairment test for goodwill and other intangible assets not subject to amortization must be based on estimated fair values. Impairment would occur when the carrying amount of a reporting unit with recorded goodwill or an individual masthead is greater than its fair value. The Company has determined that, following the segment realignment discussed above, the reporting units at which goodwill will be evaluated are the eight newspaper media groups, TCA and BestReviews.
In the first quarter of 2020, the Company identified the market effects of the COVID-19 pandemic as an economic indicator of a potential impairment of goodwill and newspaper mastheads and determined that an interim evaluation was required. In the first quarter of 2020, the Company performed a full quantitative analysis of both goodwill and mastheads. See Note 11 for additional information on the goodwill and newspaper masthead impairments. For the annual impairment test for both goodwill and mastheads, the Company performed a qualitative assessment that took into consideration changes in the

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
broader economy, the publishing industry and Tribune’s business since the quantitative impairment tests completed in the first quarter of 2020. Based on our assessment, the Company concluded that it was not more likely than not that the carrying value of our goodwill or newspaper mastheads exceeded their fair values.
Impairment Review of Long-Lived Assets—In accordance with ASC Topic 360, “Property, Plant and Equipment,” Tribune evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may be impaired. The carrying value of a long-lived asset or asset group may be impaired when the projected future undiscounted cash flows to be generated from the asset or asset group over its remaining depreciable life are less than its current carrying value. The Company measures impairment based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset or asset group. The fair value is determined primarily by using the projected future cash flows discounted at a rate commensurate with the risk involved as well as market valuations. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair values are reduced for an estimate of the cost to dispose or abandon. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate future undiscounted cash flows could result in non-cash impairment charges in the future under ASC Topic 360. In the first quarter of 2020, the Company identified the market effects of the COVID-19 pandemic as an economic indicator of a potential impairment of long-lived assets and determined that an interim evaluation was required for certain asset groups. See Note 10 for additional information on the long-lived asset impairments.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pension Plans—The Company is the sponsor of the Daily News Retirement Plan (“NYDN Pension Plan”) for the New York Daily News. The Company follows accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits” for single employer defined benefit plans. Plan assets and the projected benefit obligation are measured each December 31, and the Company records as an asset or liability the net funded or underfunded position of the plans. Certain changes in actuarial valuations related to returns on plan assets and projected benefit obligations are recorded to other comprehensive income (loss) and are amortized to net periodic pension expense over the weighted average remaining life of plan participants. Net periodic pension expense is recognized each period by accruing interest expense on the projected benefit obligation and accruing a return on assets associated with the plan assets. In measuring the funded status of the plans, the Company has elected to measure the single employer defined benefit plan assets and obligations as of the end of the month closest to the Company’s fiscal year-end. See Note 16 for further information on the Company’s pension plans.
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
The Company recognizes the overfunded or underfunded status of its postretirement benefit plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which changes occur through comprehensive income. The amounts included within these consolidated financial statements were actuarially determined based on amounts allocable to eligible Tribune union employees. During the year ended December 30, 2018, the Company recognized other non-operating income of $13.1 million from the amortization of actuarial gains and prior service credits related to its other postretirement benefit plans. Amounts recognized in the consolidated financial statements for years ended December 27, 2020 and December 29, 2019 are not material.
Contributions made to union-sponsored plans are based upon collective bargaining agreements.
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
Contributions made to multiemployer plans are based on collective bargaining agreements and are accounted for under guidance related to multiemployer plans, which essentially provides that contributions to such plans are expensed when due. Any withdrawal liability would be recognized at the point withdrawal from the plan becomes probable. See Note 16 for further information.
Self-Insurance—The Company self-insures for certain employee medical and disability income benefits, and insures with a high deductible for workers’ compensation, automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The Company carries insurance coverage to limit exposure for the self-insured portions of workers’ compensation costs and automobile and general liability claims. The Company’s deductibles for the insured coverages are generally $1.0 million per occurrence, depending on the applicable policy period. The recorded liabilities for self-insured risks at December 27, 2020 and December 29, 2019, totaled $26.5 million and $32.3 million, respectively.

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
Accounting standards adopted in 2020—In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Topic 326, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and requires the use of an “expected loss” model for instruments measured at amortized cost. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this standard effective the beginning of fiscal year 2020 and the adoption did not have a material effect on the Company’s Consolidated Financial Statements. See Note 3 for additional information related to the expected credit losses.
In December 2019, the FASB issued ASU 2019-12, Topic 740, Income Taxes, which simplifies accounting for income taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions related to intraperiod tax allocation, the interim period tax calculation and deferred tax liabilities. ASU 2019-12 is applied prospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted the standard effective the beginning of fiscal year 2020 and the adoption did not affect the fiscal year end Consolidated Financial Statements.
NOTE 3: EXPECTED CREDIT LOSSES
Tribune holds financial assets in the form of accounts receivable that are primarily generated from advertising revenues, certain circulation-related revenues and commercial print and delivery revenues, and are grouped as such. The accounts receivable and allowance for credit losses are analyzed under the expected credit losses method. Payment terms vary by revenue stream. Classified advertising and home delivery circulation terms are usually prepaid with advertising having terms of 30 to 60 days. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required.
For accounts receivable, Tribune uses an expected credit losses method that includes forward-looking qualitative factors when they arise. The Company has identified the market effects of the COVID-19 pandemic as a forward-looking qualitative factor to be considered. The Company uses an analysis of 24-months of collection and write off history to calculate historical loss percentages by aging group, which are applied to all accounts within the aging group. Specific reserves are reviewed and handled on a case by case basis. Accounts receivable balances outstanding for a year or more and balances for customers in bankruptcy are reserved at 100%. As customer balances are determined to be uncollectible, the balances are written off against the allowance for credit losses. Included in the allowance for credit losses are amounts for sales adjustments not related to expected credit losses such as, rebates, billing adjustments, and returns. The credit loss expense was $5.4 million for the year ended December 27, 2020 and is included in other operating expenses on the Consolidated Statements of Income (Loss).

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the activity with respect to the allowance for credit losses for the year ended December 27, 2020 is as follows (in thousands):

Balance at December 29, 2019	$9,324
Current period provision	5,389
Write offs	(7,471)
Sales adjustments, net	1,070
Balance at December 27, 2020	$8,312
Accounts receivable, net, at December 27, 2020 and December 29, 2019, consisted of the following (in thousands):

	December 27, 2020	December 29, 2019
Accounts receivable	$82,178	$108,664
Less: Allowance for credit losses	8,312	9,324
Accounts receivable, net	$73,866	$99,340

NOTE 4: LEASES
Tribune’s leased facilities total approximately 4.0 million square feet in the aggregate. The Company currently has leased newspaper production facilities in Connecticut, Florida, Illinois, Maryland, New Jersey, Pennsylvania and Virginia, however Tribune owns substantially all of the production equipment. For printing plants, the initial lease term is ten years with two options to renew for additional ten year terms. For distribution facilities, the initial lease term is generally five years, with options to renew either two or three additional five year terms. For office space, lease terms range from two to thirteen years. The Company has rent escalations, rent holidays and leasehold improvement incentives which are included in the determination of the ROU assets and the lease liabilities.
Tribune subleases certain facilities that in aggregate are immaterial. The terms of these subleases are from five to seven years and expire between 2021 and 2023.
Effective April 1, 2020, and in light of the COVID-19 pandemic, the Company withheld payment of rent related to a majority of its facilities and requested rent relief from the lessors in various forms, including rent abatement and deferrals, lease restructuring, or lease terminations. Payments have generally resumed as the Company completes the rent relief discussions as discussed below. The terms of the Company’s facility leases generally provide the lessors a number of remedies for late payment, including late fees, interest on amounts past due, the right to draw on any letter of credit supporting the lease, the right to terminate the lease with termination payments, including acceleration of certain future rents net of landlord mitigation amounts, or the right to terminate our possession of the facility, among others. The Company has been notified by a number of lessors that it is in default and certain of such lessors have formally filed complaints in their local jurisdictions. The Company

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
is negotiating with such lessors on terms of the potential rent relief and the lessors’ remedies and is responding timely to all filed complaints.
Below is a summary of information related to the Company’s leases (in thousands):

	December 27, 2020	December 29, 2019
Lease Cost:
Finance lease cost:
Amortization of ROU assets	$131	$313
Interest on lease liabilities	134	114
Operating lease cost	25,542	28,649
Short-term lease costs	128	612
Variable lease costs	4,652	7,180
Sublease income	(2,771)	(3,259)
Total lease cost	$27,816	$33,609

Below is a summary of the supplemental cash flow information related to leases (in thousands):

	December 27, 2020	December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$39,908	$29,848
Operating cash flows used for finance leases	$—	$109
Financing cash flows used for finance leases	$7,036	$305
ROU assets obtained in exchange for new operating lease liabilities	$4,329	$4,830
Below is a summary of the weighted average remaining lease terms and weighted average discount rates related to leases for the year ended December 27, 2020:

Weighted average remaining lease term - operating leases (in years)	3.8

Weighted average discount rate - operating leases	3.9%

Future minimum lease payments under noncancelable operating lease arrangements having initial terms of one year or more as of year ended December 27, 2020, are as follows (in thousands):

Operating Leases
2021	$25,858
2022	21,208
2023	11,454
2024	4,010
2025	3,187
Thereafter	13,924
Total future lease payments	79,641
Less: Imputed interest	6,545
Net future minimum lease payments	$73,096

Rent Abatements and Deferrals
In April 2020, the FASB staff issued interpretive guidance on the accounting for lease concessions that are related to the effects of the COVID-19 pandemic. Tribune has elected to apply the guidance to lease concessions that have been secured.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Beginning in April 2020, the Company began recognizing rent abatements or deferrals received from landlords as reductions in variable lease payments. This election will continue while these rent abatements or deferrals are in effect. Through December 27, 2020, the Company has secured rent abatements and deferrals for approximately 17 leases. The impact of these rent abatements and deferrals is not material.
Lease Restructuring
For the year ended December 27, 2020, the Company has completed modifications for 14 leases. These modifications included various changes to the terms of the leases including rent abatements and deferrals in exchange for term extensions for periods of 3 months to 50 months. The impact of these modifications is not material.
Lease Terminations
The Company has negotiated lease terminations on 14 leases. These terminations include a lease for which the termination agreement was executed in the third quarter of 2020 but has a lease termination date subsequent to December 27, 2020. For the year ended December 27, 2020, the Company paid $11.3 million in connection with lease terminations, including forfeiture of deposits, past due rents, repairs, and early termination payments, and recognized net gains of $13.0 million, which are included in other operating expense on the Consolidated Statements of Income (Loss).
Lease Abandonment and Impairment
During the year ended December 27, 2020, the Company permanently vacated 972,699 square feet of office and distribution space related to a total of 11 leases. The space was vacated as some of our locations have transitioned to long-term remote working arrangements. The abandonment of leased space is an indicator of impairment and the Company assessed the lease ROU assets and leasehold improvements for impairment. Estimates of fair value include Level 3 inputs which are subjective in nature, involve uncertainties and matters of significant judgment and are made at a specific point in time. To calculate the fair value of the vacated space, the Company used the discounted cash flows from estimated sublease payments, if any, and compared the result to the sum of the carrying values of the lease ROU asset and the leasehold improvements. The discount rate used is a marketplace lessor's expected rate of return. During the year ended December 27, 2020, the Company recorded non-cash impairment charges related to the impairment of the lease ROU assets of $20.3 million. For the year ended December 27, 2020, the Company recorded non-cash impairment charges of $14.4 million related to the impairment of the leasehold improvements associated to the vacated office space.
Financing Lease
As discussed in detail in Note 12, the Company purchased the property in New Jersey that related to the Company’s only significant financing lease for $6.9 million.
NOTE 5: REVENUE RECOGNITION
Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. Revenues are recognized as performance obligations are satisfied either at a point in time, such as when an advertisement is published, or over time, such as for content licensing. No single customer represented 10% or more of the Company’s net revenue in any fiscal period presented.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s revenues disaggregated by type of revenue is as follows (in thousands):

	December 27, 2020	December 29, 2019	December 30, 2018
Print	$190,527	$307,116	$356,301
Digital	70,652	92,184	97,565
Advertising	261,179	399,300	453,866
Print	307,724	336,835	349,897
Digital	45,565	29,017	18,338
Circulation	353,289	365,852	368,235
Commercial print & delivery	73,725	93,944	102,669
Direct mail	23,764	35,613	32,348
Content syndication & other	34,293	51,068	48,544
Other	131,782	180,625	183,561
Total operating revenues	$746,250	$945,777	$1,005,662

Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. Therefore, the Company has no contract assets as defined under ASC Topic 606, “Revenue from Contracts with Customers.” The Company receives a significant portion of the payments from its circulation subscribers in advance of the delivery of the content either in print or digitally. These up-front payments and fees are recorded as deferred revenue upon receipt and generally require deferral of revenue recognition to a future period until the Company performs its obligations under the subscription agreement. The deferred revenue is recognized as revenue as the content is delivered. The deferred revenue is considered a contract liability under ASC Topic 606.
The following table presents changes to the Company’s contract liabilities during the years ended December 27, 2020, and December 29, 2019 (in thousands):

Balance at December 30, 2018	$53,970
2019 Additions	37,730
2019 Deductions	(46,423)
Balance at December 29, 2019	45,277
2020 Additions	31,843
2020 Deductions	(40,579)
Balance at December 27, 2020	$36,541
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
NOTE 6: CHANGES IN OPERATIONS
The Company continually assesses its operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. In the past these activities have included, and could include in the future, outsourcing of various functions or operations, abandonment of leased space and other activities which may result in changes to employee headcount. The discussion and amounts below represent activity in the Company’s continuing operations and exclude any

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
amounts in the Company’s assets, liabilities or operations from discontinued operations. Charges for severance and related expenses are included in compensation expense in the Consolidated Statements of Income (Loss).
Employee Reductions
2020
During the year ended December 27, 2020, the Company implemented reductions in staffing levels in its operations of 855 positions for which the Company recorded pretax charges related to these reductions and executive separations totaling $30.6 million.
The severance charge included reductions of 214 positions related to the 2020 VSIP initiated in the first quarter of 2020. The 2020 VSIP provided enhanced separation benefits to eligible employees with more than eight years of service. The Company is funding the 2020 VSIP ratably over the payout period through salary continuation. The related salary continuation payments began during the first quarter of 2020 and are expected to continue through the first quarter of 2022.
The 2020 severance charge also included reductions for 291 positions related to the Company’s decision to contract with third parties to outsource the printing and packaging of The Virginian-Pilot and the Hartford Courant. For The Virginian-Pilot, the services were fully transitioned to the third party at the end of the third quarter and the related salary continuation payments began during the second quarter of 2020 and are expected to continue through the third quarter of 2021. For the Hartford Courant, the services were fully transitioned to the third party at the end of the fourth quarter and the related salary continuation payments began in the first quarter of 2021 and are expected to continue through the third quarter of 2021.
Also included in the 2020 severance charge is approximately $0.6 million related to the separation of the Company’s former CEO, which included continuation of his base salary for one year through February 2021, his bonus for 2019, and certain benefit continuation.
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
Included in the 2019 severance charge is approximately $4.0 million related to the separation of the Company’s former CEO and two senior executives in the digital space. Each of these employees had employment contracts which provided for immediate payout of any contractual compensation under the employment agreement in the event of separation. These employment agreements were amended to permit payment of the severance as salary continuation throughout 2019. The severance payments to these executives, including compensation and medical benefits, if any, were accrued in the first quarter of 2019. During the salary continuation period any time-based equity awards continued to vest which, as a result of the separation, the Company recognized accelerated stock-based compensation expense of $1.5 million.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the activity with respect to Tribune’s severance accrual for the years ended December 27, 2020, and December 29, 2019, is as follows (in thousands):

Balance at December 30, 2018	$28,845
2019 Provision	8,482
2019 Payments	(34,747)
Balance at December 29, 2019	2,580
2020 Provision	30,551
2020 Payments	(24,810)
Balance at December 27, 2020	8,321
Charges for severance and related expenses are included in compensation expense in the accompanying Consolidated Statements of Income (Loss).
NOTE 7: RELATED PARTY TRANSACTIONS
Transition Services Agreement with NantMedia Holdings, LLC
On February 7, 2018, the Company entered into an agreement to sell the Los Angeles Times, The San Diego Union-Tribune and various other titles of the Company’s California properties (“California Properties”). In connection with the closing of the sale of the California Properties, the Company entered into a transition services agreement (“TSA”) with NantMedia Holdings, LLC (“NantMedia”), providing for up to twelve months of transition services between the parties at negotiated rates approximating cost. On January 17, 2019, this agreement was amended to extend the date of the TSA to June 30, 2020, settled the working capital adjustment from the sale of the California Properties and provided an indemnity related to certain receivables. See Note 8 to the Consolidated Financial Statements for information on the sale of the California Properties.
During the years ended December 27, 2020 and December 29, 2019, the Company paid certain costs on behalf of NantMedia due to shared contracts and processes. Such costs include newsprint, rent, payroll, benefits, and other operating activities. The TSA provides for reimbursement to the Company for such charges until the contracts and processes can be separated. Additionally, the Company received certain customer payments related to comingled revenue billings and receipts that include the California Properties. These relevant amounts of such payments are reimbursed to NantMedia. A summary of the activity with respect to the TSA and Amended TSA for the years ended December 27, 2020, and December 29, 2019, is as follows (in thousands):

	December 27, 2020	December 29, 2019
Accounts receivable from NantMedia beginning balance	$6,118	$17,909
Revenue for TSA services	2,497	19,473
Reimbursable costs	27,252	50,610
Amounts received for TSA services	(3,112)	(20,583)
Amounts received for reimbursable costs	(32,312)	(63,114)
Amounts reimbursed to Nant for amounts collected from third parties under commingled revenue contracts	1,179	18,371
Amounts collected from third parties under commingled revenue contracts	(1,604)	(16,548)
Accounts receivable balance from NantMedia(1)	$18	$6,118
(1) - The accounts receivable from NantMedia balance consists of charges which have been billed as of December 27, 2020.
Merrick Consulting Agreement
On December 20, 2017, the Company entered into a Consulting Agreement with Merrick Ventures LLC (“Merrick Ventures”) and solely for certain sections thereof, Michael W. Ferro, Jr. and Merrick Media, LLC (“Merrick Media”). Mr. Ferro is (1) Chairman and Chief Executive Officer of Merrick Ventures and (2) the manager of Merrick Venture Management,

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
LLC which is the sole manager of Merrick Media. At the time the agreement was signed, Mr. Ferro was also Chairman of Tribune’s Board of Directors (the “Board”) and, together with Merrick Ventures and Merrick Media, a significant stockholder. The Consulting Agreement provided for the engagement of Merrick Ventures on a non-exclusive basis to provide certain management expertise and technical services for an annual fee of $5.0 million in cash, payable in advance on the first business day of each calendar year. The Consulting Agreement provided for a rolling three year term, with the initial term continuing through December 31, 2020. The Company made the initial $5.0 million payment in early January 2018. During the term of the Consulting Agreement, Merrick Ventures and Mr. Ferro agreed to certain non-competition covenants relating to engaging in certain other daily printed newspaper businesses, subject to certain exceptions.
On March 18, 2018, Mr. Ferro retired from the Company’s Board. As Mr. Ferro was no longer actively engaged in the business and the Company remained contractually committed for the future payments due under the Consulting Agreement, the Company recognized expense of $12.5 million due under the Consulting Agreement in 2018. The total expense reflects reduced fees negotiated in an amendment to the Consulting Agreement. The Consulting Agreement terminated on December 31, 2020. Additionally in 2018, the Company agreed to pay $0.3 million in legal fees incurred by Mr. Ferro while conducting the Company’s business. Such legal fees were paid directly to the legal firm. On November 15, 2019, Mr. Ferro sold all of the shares he controlled to funds Alden Global Opportunities Master Fund, L.P. and Alden Global Value Recovery Master Fund, L.P. See Note 20 for further information concerning the sale.
NOTE 8: DISCONTINUED OPERATIONS
BestReviews
The Company acquired a 60.0% membership interest in BestReviews on February 6, 2018, pursuant to an Acquisition Agreement entered into on the same date (“BR Acquisition Agreement”), among the Company, BestReviews Inc., a Delaware corporation (“BR Parent”), BestReviews and the stockholders of BR Parent. BestReviews is a company engaged in the business of testing, researching and reviewing consumer products and generates referral fee revenue by directing online traffic from their published reviews to websites where the products can be purchased. BestReviews has affiliate agreements with online sellers, of which the largest is Amazon.com. BestReviews receives a referral fee once the product is purchased.
Upon the terms and subject to the conditions set forth in the BR Acquisition Agreement, the Company acquired 60.0% of BR Parent’s membership interest in BestReviews for a total purchase price of $68.3 million, consisting of $33.7 million in cash, less a post-closing working capital adjustment from the seller of $0.6 million, and $34.6 million in common stock of the Company (“BR Acquisition”). The Company issued 1,913,438 shares of common stock in connection with the closing (“Stock Consideration”). The BR Acquisition Agreement also contained representations, warranties, covenants and indemnities of the parties thereto.
On December 11, 2020, the Company entered into the BR Agreement, by and among the Sellers, BestReviews and Nexstar”), pursuant to which the Sellers would sell 100% of BestReviews to Nexstar (the “BR Transaction”). The sale closed on December 29, 2020, subsequent to the Company’s fiscal year-end, for a cash sales price of $160.0 million plus a $9.4 million working capital adjustment. Under the terms of the BR Transaction, the Company received 60% of the cash selling price net of transaction fees, totaling $99.9 million, resulting in a pre-tax gain of $36.4 million that will be recognized upon the closing in fiscal 2021. As of the balance sheet date, BestReviews was owned 60% by the Company and 40% by BR Holding Company, Inc. BR Holding Company, Inc. is a 5.2% shareholder in the Company.
With the sale of BestReviews, the Company is exiting that line of business. The sale of BestReviews represented a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, BestReviews is reflected as discontinued operations on the Consolidated Balance Sheets and the results of operations of BestReviews are presented as discontinued operations in the Consolidated Statements of Income (Loss) for all periods presented.
BestReviews Acquisition
In connection with the BR Acquisition the Company and BR Parent also entered into an amended and restated limited liability company agreement of BestReviews (“BR LLC Agreement”). The BR LLC Agreement granted the Company the right to purchase all (but not less than all) of the remaining 40.0% of the membership interests of BestReviews (“Call Option”) using, at the Company’s election, cash, shares of common stock of the Company, or a combination thereof, at a purchase price to be

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
based on a pre-determined multiple of BestReviews’ trailing 12-month EBITDA, with such purchase price capped per the BR LLC Agreement if the Call Option was exercised prior to the third anniversary of the closing of the BR Acquisition.
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
On February 3, 2020, the Company and BR Parent amended the BR LLC Agreement to, among other things, remove the Put Option and Call Option sections of the BR LLC Agreement. See Note 17 for additional information related to the amendment.
The BR LLC Agreement contained other terms and conditions, including transfer restrictions, tag-along and drag-along rights, and indemnification obligations.
California Properties
On February 7, 2018, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) by and between the Company and Nant Capital, LLC (“Nant Capital”) pursuant to which the Company agreed to sell the Los Angeles Times, The San Diego Union-Tribune and various other titles of the Company’s California properties (“California Properties”) to Nant Capital for an aggregate purchase price of $500.0 million in cash; plus the assumption of unfunded pension liabilities related to the San Diego Pension Plan, less a post-closing working capital adjustment to the buyer of $9.7 million (“Nant Transaction”). The Nant Transaction closed on June 18, 2018, and resulted in a pre-tax gain of $404.8 million.
The sale of the California Properties represented a strategic shift that has had a major effect on our operations and financial results. As a result, effective as of the date of the sale, the California Properties are reflected as discontinued operations on the Consolidated Balance Sheets and the results of operations of the California Properties are presented as discontinued operations in the Consolidated Statements of Income (Loss) for all periods presented.
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
Dr. Patrick Soon-Shiong, a former director of the Company, together with Nant Capital, beneficially own 8,743,619 shares of Tribune common stock, which represents 23.9% of the outstanding shares of Tribune common stock as of December 27, 2020.
forsalebyowner.com
On May 23, 2018, the Company sold substantially all of the assets of forsalebyowner.com in an asset sale for $2.5 million, less a post-closing working capital payment to the buyer of $0.1 million, plus an advertising sales commitment of $4.5 million over a term of two years.
The forsalebyowner.com results of operations are included in discontinued operations in the Consolidated Statements of Income (Loss) for 2018.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Discontinued Operations
Earnings from discontinued operations through the respective transaction dates, included in the Consolidated Statements of Income (Loss), are comprised of the following (in thousands):

	Year ended
	December 27, 2020	December 29, 2019	December 30, 2018
Operating revenues	$53,149	$37,371	$236,528
Operating expenses:
Compensation	2,127	1,671	60,346
Newsprint and ink	—	—	14,357
Outside services	2,078	2,643	63,167
Other operating expenses	28,098	22,703	75,135
Depreciation and amortization	2,605	2,699	5,736
Operating expenses	34,908	29,716	218,741
Income from operations	18,241	7,655	17,787
Gain on sale	—	—	404,783
Interest expense, net	—	—	(67)
Other income (expense), net	—	—	1,338
Income tax expense (benefit)	2,921	769	132,547
Income from discontinued operations, net of tax	15,320	6,886	291,294
Less: Income from discontinued operations attributable to noncontrolling interest	7,516	4,825	856
Income from discontinued operations, net of tax available to common stockholders	$7,804	$2,061	$290,438
The following table presents the aggregate carrying amounts of assets and liabilities related to discontinued operations in the Consolidated Balance Sheets (in thousands):

	December 27, 2020	December 29, 2019
Carrying amount of assets related to discontinued operations:
Cash	$1,159	$6,124
Accounts receivable, (net of allowances of $396 and $350, respectively)	17,888	13,414
All other current assets	57	(1)
Property, plant and equipment, net	16	23
Goodwill	87,052	87,052
Intangible assets, net	5,053	7,649
Software, net	13	—
Other long-term assets	1	(3)
Total assets related to discontinued operations	$111,239	$114,258

Carrying amount of liabilities associated with discontinued operations:
Accounts payable and employee compensation and benefits	4,734	2,874
Other current liabilities	25	11
Total liabilities associated with discontinued operations	$4,759	$2,885

NOTE 9: INVENTORIES
Inventories at December 27, 2020, and December 29, 2019, consisted of the following (in thousands):

	December 27, 2020	December 29, 2019
Newsprint	$3,914	$4,510
Supplies and other	141	310
Total inventories	$4,055	$4,820
Inventories are stated at the lower of cost or net realizable value determined using the first-in, first-out (“FIFO”) basis for all inventories.
NOTE 10: LONG-LIVED ASSETS
As discussed in Note 2, Tribune evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may be impaired, in accordance with ASC Topic 360, “Property, Plant and Equipment.” In the first quarter of 2020, the Company identified the market effects of the COVID-19 pandemic as an economic indicator of a potential impairment of long-lived assets and determined that an interim evaluation was required for certain asset groups. Under ASC Topic 360, an impairment exists if the carrying value of an asset group exceeds its fair value and is considered not recoverable.
As a result of the Company’s evaluation, the Company determined the carrying value for the long-lived assets for the New York Daily News Media Group were impaired. To determine the fair value of the long-lived assets for the New York Daily News, the Company valued the production assets and real estate using the market approach. The remaining assets were valued under an income approach. Estimates of fair value include Level 3 inputs as they are subjective in nature, involve uncertainties and matters of significant judgment and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. During the year ended December 27, 2020, the Company recorded non-cash impairment charges of $16.1 million related to property, plant and equipment, $14.5 million related to lease ROU assets, and $4.0 million related to other long-lived assets. The impairment charges resulted primarily from a decline in the fair value due to lower projected cash flows versus historical estimates.
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
On July 23, 2019, the Company entered into an agreement to sell real property located in Norfolk, Virginia, for a sales price of $9.5 million. The sale closed on January 22, 2020. The Company received net proceeds of $9.0 million and recorded a pre-tax gain of $5.2 million related to the sale. The gain is included as a reduction in other operating expenses in the accompanying Consolidated Statements of Income (Loss).
On November 2, 2020, the Company completed the sale of real property located in Virginia Beach, Virginia for a cash sales price of $5.2 million. The Company received net proceeds of $4.9 million and recorded a pre-tax gain of $1.3 million related to the sale in the fourth quarter of 2020. Additionally, the Company leased back 39,975 square feet for a distribution center at $0.2 million per year for an initial term of two years with an option to renew for an additional two years.

As a result of the printing and packaging outsourcing at The Virginian-Pilot and the Hartford Courant discussed in Note 6, certain assets required to print and package The Virginian-Pilot and the Hartford Courant will no longer be used as of the transition date. Therefore, the Company recognized accelerated depreciation on the equipment of $4.5 million and $1.2 million, respectively. These charges are included in depreciation and amortization expenses in the accompanying Consolidated Statements of Income (Loss).
NOTE 11: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets at December 27, 2020, and December 29, 2019, consisted of the following (in thousands):

	December 27, 2020			December 29, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	$28,146		$28,146	$30,624		$30,624

Newspaper mastheads (1)	$27,735	$—	$27,735	$34,826	$—	$34,826
Subscribers (useful life of 2 to 10 years)	7,312	(6,326)	986	7,312	(5,642)	1,670
Advertiser relationships (useful life of 2 to 13 years)	27,648	(17,515)	10,133	27,648	(15,002)	12,646
Trade names (useful life of 20 years)	15,100	(4,848)	10,252	15,100	(4,093)	11,007
Other (useful life of 1 to 20 years)	3,641	(2,599)	1,042	3,641	(2,273)	1,368
Total intangible assets	$81,436	$(31,288)	$50,148	$88,527	$(27,010)	$61,517

Software (useful life of 2 to 10 years)	$141,720	$(124,217)	$17,503	$140,727	$(119,991)	$20,736
(1) - Intangible assets not subject to amortization.
As discussed in Note 2, Tribune reviews goodwill and other indefinite-lived intangible assets for impairment annually on the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350. In the first quarter of 2020, the Company identified the market effects of the COVID-19 pandemic as an economic indicator of a potential impairment of goodwill and determined that an interim evaluation was required.
For goodwill, the calculated fair value exceeded the carrying value, except as noted below. For goodwill, the calculated fair value was determined using the income approach. Estimates of fair value include Level 3 inputs as they are subjective in nature, involve uncertainties and matters of significant judgment and are made at a specific point in time. Thus, changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates as of March 29, 2020, include projected revenues and related growth rates over time (for the first quarter of 2020 impairment test, the perpetuity growth (decline) rates used ranged from (22.1%) to 2.4%), forecasted revenue growth rates (for the first quarter of 2020 impairment test, forecasted revenue growth (decline) ranged from (29.0%) to 17.9%), projected operating cash flow margins, estimated tax rates, depreciation expense, capital expenditures, required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (for the first quarter of 2020, the weighted average cost of capital used was 10.0% for print and ranged from 12.3% to 13.3% for digital properties). For goodwill as of March 29, 2020, the calculated fair value exceeded the carrying value by at least 85.0% for all reporting units except the Orlando Sentinel, the Sun Sentinel and the New York Daily News Media Groups. For the Orlando Sentinel and the Sun Sentinel Media Groups, the carrying value exceeded the fair value and the Company recorded a non-cash impairment charges of $1.3 million and $1.1 million, respectively, reflecting the reduction in fair value. The New York Daily News Media Group has a negative carrying value and goodwill of $1.4 million.The impairment charges resulted primarily from a decline in the fair value due to lower projected cash flows versus historical estimates.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For mastheads, the calculated fair value includes Level 3 inputs and was determined using the royalty savings method. The key assumptions used in the fair value estimates under the royalty savings method are revenue and market growth, royalty rates for newspaper mastheads (for the first quarter of 2020, the royalty rate used ranged from 0.8% to 4.9%), estimated tax rates, an appropriate risk-adjusted weighted-average cost of capital (for the first quarter of 2020, the weighted average cost of capital used was 10.0% for print and ranged from 12.3% to 13.3% for digital properties). These assumptions reflect Tribune’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of Tribune’s control. For mastheads as of March 29, 2020, the calculated fair value exceeded the carrying value by more than 100.0% in all instances, except for the Sun Sentinel and the New York Daily News Media Groups. As of March 29, 2020, the Sun Sentinel and the New York Daily News Media Groups masthead carrying value exceeded their fair values and the Company recorded non-cash impairment charges of $6.3 million and $0.8 million, respectively.
For the 2019 annual impairment test, the Company performed a full quantitative analysis of both goodwill and mastheads. For both goodwill and mastheads, the calculated fair value exceeded the carrying value, except as noted below. For goodwill, the calculated fair value was determined using the income approach. Significant assumptions used in the fair value estimates included projected revenues and related growth rates over time (for the 2019 impairment test, the perpetuity growth (decline) rates used ranged from (15.0)% to 1.8%), forecasted revenue growth rates (for the 2019 impairment test, forecasted revenue growth (decline) ranged from (11.5)% to 18.5%), projected operating cash flow margins, estimated tax rates, depreciation expense, capital expenditures, required working capital needs, and an appropriate risk-adjusted weighted-average cost of capital (for 2019, the weighted average cost of capital used was 8.5% for print and ranged from 11.3% to 12.3% for digital properties). For goodwill as of the measurement date, the calculated fair value exceeded the carrying value by more than 65.0% for all reporting units except the Baltimore Sun and Virginia Media Groups. For The Baltimore Sun Media Group and Virginia Media Group reporting units, the carrying value exceeded the fair value and the Company recorded a non-cash goodwill impairment charge of $14.5 million. The impairment charges resulted primarily from a decline in the fair value due to lower projected cash flows versus historical estimates.
The changes in the carrying amounts of goodwill during the years ended December 27, 2020, and December 29, 2019 were as follows (in thousands):

Balance at December 30, 2018	$45,095
Impairment	(14,496)
Other	25
Balance at December 29, 2019	30,624
Impairment	(2,478)
Balance at December 27, 2020	$28,146
The changes in the carrying amounts of intangible assets excluding goodwill during the years ended December 27, 2020, and December 29, 2019, were as follows (in thousands):

	Intangible assets subject to amortization	Other intangible assets not subject to amortization	Total
Balance at December 30, 2018	$32,063	$34,826	$66,889
Amortization	(4,494)	—	(4,494)
Net lease right-of-use asset reclassed	(878)	—	(878)
Balance at December 29, 2019	26,691	34,826	61,517
Amortization	(4,278)	—	(4,278)
Impairment	—	(7,091)	(7,091)
Balance at December 27, 2020	$22,413	$27,735	$50,148

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amounts of software during the years ended December 27, 2020, and December 29, 2019, were as follows (in thousands):

Balance at December 30, 2018	$27,117
Purchases and capitalized development costs	10,593
Retirements	(21)
Amortization	(16,953)
Balance at December 29, 2019	20,736
Purchases and capitalized development costs	6,548
Amortization	(9,781)
Balance at December 27, 2020	$17,503
The estimated amortization expense relating to amortizable intangible assets and software for the next five years are approximately (in thousands):

Year Ended	Intangible assets subject to amortization	Software
2021	$4,284	$7,421
2022	3,688	5,481
2023	2,909	2,525
2024	2,297	962
2025	2,343	454
Total	$15,521	$16,843

NOTE 12: INVESTMENTS
DN Property Company, LLC
In 2017, the Company completed the acquisition of 100% of the partnership interests in Daily News, L.P. (“DNLP”), the owner of the the New York Daily News (the “NYDN Transaction”). As part of the NYDN Transaction, DNLP retained its lease with the New Jersey Economic Development Authority with respect to approximately 18 acres of real property on which its printing facilities are located (the “New Jersey Lease”). Under the New Jersey Lease, DNLP was required to purchase the real property at the end of the lease term.
Additionally, DNLP owned approximately four acres of real property contiguous to the New Jersey Lease property, currently used as parking facilities. Per the terms of the NYDN Transaction, DNLP was obligated to transfer ownership of the four acres to DN Property Company, LLC (“DNPC”) either prior to or concurrent with the exercise of the purchase option under the New Jersey Lease. DNPC is owned 49.9% by DNLP and 50.1% by New DN Company, an affiliate of the sellers in the NYDN Transaction. New DN Company controls the management of DNPC. In the fourth quarter of 2018, the Company completed the transfer of the four acres to DNPC. The four acres are leased by DNLP under the same terms as the real property discussed below.
On December 10, 2020, DNLP completed the purchase of the real property under the New Jersey Lease for $6.9 million and sold the property to DNPC for one dollar. New DN Company reimbursed the Company for 50.1% of the $6.9 million purchase price or $3.5 million. After the transfer of the real property to DNPC, DNLP entered a lease agreement with DN Property Company, LLC, with a term of ten years and a five-year renewal option at an annual rent of one dollar per year. In the event there is a direct or indirect change in control or sale of DNLP, the rent will adjust to the fair market value of the premises as determined by the sellers in the NYDN Transaction, the later of September 3, 2024 or the date of the change in control or sale. DNLP is responsible to pay all of the operating costs of the property. At any time subsequent to the commencement date of the lease, DNLP, at its option, may require the sellers in the NYDN Transaction to acquire DNLP’s 49.9% interest in DNPC based on its then-current fair market value. In the event the property ceases to be used as a major daily

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

newspaper production facility, the sellers in the NYDN Transaction shall be entitled to acquire DNLP’s 49.9% interest in DNPC based on its then-current fair market value.
Equity investments at December 27, 2020, and December 29, 2019, consisted of the following (in thousands):

	December 27, 2020	December 29, 2019	% Owned
DN Property Company, LLC	$10,838	$1,996	49.9%
Matter Ventures, Inc	516	659	11.1%
Total	$11,354	$2,655
Nucleus Marketing Solutions, LLC
In April 2016, Tribune, along with other leading media companies McClatchy, Gannett and Hearst, formed Nucleus Marketing Solutions, LLC (“Nucleus”). This network connected national advertisers to audiences across existing and emerging digital platforms. Nucleus worked with its marketing partners to address their goals by offering integrated services across all platforms. The Company owned 25.0% of Nucleus. The Company’s interest in Nucleus was recorded as an equity method investment. In July 2019, Nucleus announced the shut-down of the ads sales operations, resulting in a $1.0 million loss on the investment. The revenue recorded related to the Nucleus agreement during the years ended December 29, 2019 and December 30, 2018 was immaterial.
Following is the summarized financial information for the equity investments for the years ended December 29, 2019, and December 30, 2018 (in thousands):

	December 29, 2019	December 30, 2018
Revenues	$886	$6,815
Expenses	5,242	13,238
Net loss	$(4,356)	$(6,423)
Tribune’s portion of Nucleus net loss	$(1,089)	$(1,605)

NOTE 13: DEBT
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
NOTE 14: COMMITMENTS AND CONTINGENT LIABILITIES
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

NOTE 15: INCOME TAXES
The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to income tax expense reported in the Consolidated Statements of Income (in thousands):

	Year ended
	December 27, 2020	December 29, 2019	December 30, 2018
Income (loss) from continuing operations before income taxes	$(66,746)	$(7,564)	$(54,725)
Federal income taxes at the statutory rate	(14,017)	(1,588)	(11,492)
State and local income taxes, net of federal tax benefit	(6,128)	(1,413)	(3,034)
Net operating losses carrybacks	(1,738)	—	—
Impact of U.S. tax reform	—	—	212
Tax on stock-based equity exercised	1,352	747	(79)
Nondeductible meals and entertainment expenses	86	530	628
Research and development credits	(332)	(193)	(639)
Nondeductible executive compensation	257	1,302	912
Other, net	590	181	414
Income tax expense (benefit)	$(19,930)	$(434)	$(13,078)
Effective tax rate	29.9%	5.7%	23.9%
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act permits deferral of the payment of certain taxes due in 2020 including the employer portion of social security tax. The Company elected to defer payment of the employer portion of social security tax totaling $8.9 million which is recorded in non-current liabilities. The CARES Act also included tax law changes such as net operating loss carryback changes and changes in depreciation of qualified improvement property that impact the Company. The CARES Act allowed net operating losses to be carried back 5 years. In the prior years the tax rate was 35.0%. The Company carried back its 2019 net operating loss to 2014 which resulted in a $1.7 million tax benefit. The Company will continue to assess the effect of the CARES Act and ongoing other government legislation related to COVID-19 that may be issued.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but were not limited to, a corporate tax rate decrease from 35.0% to 21.0%, effective for tax years beginning after December 31, 2017. During the year ended December 31, 2017, the Company recorded $10.8 million as additional income tax expense, which was the Company’s provisional estimate of the impact of the Act. The Company completed calculating the impact of the Act in 2018 and recorded an additional $0.2 million of expense during the year ended December 30, 2018, to bring the total expense to $11.0 million.
During the year ended December 29, 2019, the Company recorded a discrete item which resulted in a tax benefit of $1.5 million relating to an adjustment in state tax expense for the treatment of the Nant Transaction gain for state apportionment in selected states.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of income tax expense (benefit) were as follows (in thousands):

	Year ended
	December 27, 2020	December 29, 2019	December 30, 2018
Current:
U.S. federal	$(10,319)	$3,095	$(8,876)
State and local	(5,383)	(983)	(3,851)
Foreign	33	35	39
Subtotal current	(15,669)	2,147	(12,688)
Deferred:
U.S. federal	(2,252)	(2,045)	(331)
State and local	(2,009)	(536)	(59)
Subtotal deferred	(4,261)	(2,581)	(390)
Total income tax expense (benefit)	$(19,930)	$(434)	$(13,078)
Significant components of Tribune’s net deferred tax assets and liabilities were as follows (in thousands):

	December 27, 2020	December 29, 2019
Deferred tax assets:
Long-term lease liability	$18,971	$34,535
Employee compensation and benefits	10,672	13,640
Pension	4,199	5,085
Other future deductible items	4,360	2,600
Accounts receivable	2,785	3,268
Net operating losses carryforwards	265	317
Net intangibles	480	—
Postretirement and postemployment benefits other than pensions	280	287
Total deferred tax assets	42,012	59,732
Deferred tax liabilities:
Lease right-of-use asset	9,946	27,254
Net properties	11,252	19,345
Net intangibles	—	835
Tax basis in TPC, LLC	4,909	4,909
Investments	3,013	478
Prepaid assets	1,598	—
Total deferred tax liabilities	30,718	52,821
Net deferred tax assets	$11,294	$6,911
As of December 27, 2020, we have Internal Revenue Code §382 limited net operating loss carryforwards totaling approximately $0.9 million, which expire in 2033 if not used. In the normal course of business, the Company is subject to examination by taxing authorities. The tax years that are open to examination are: U.S. Federal taxes - 2017 to current, and State taxes - 2016 to current.
Accounting for Uncertain Tax Positions
Tribune accounts for uncertain tax positions in accordance with ASC Topic 740, “Income Taxes,” which addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC Topic 740, a company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

position will be sustained on examination by the taxing authorities, based on the technical merits of the position. ASC Topic 740 requires the tax benefit recognized in the financial statements to be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.
The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions for the years ended December 27, 2020 and December 29, 2019 (in thousands):

Balance at December 30, 2018	$—
Additions for tax positions of prior years	679
Balance at December 29, 2019	679
Additions for tax positions taken in the current year	9,311
Reductions for tax positions of prior years	(548)
Balance at December 27, 2020	$9,442

We recognize interest related to unrecognized tax benefits as a component of income tax expense. We also recognize interest income attributable to overpayment of income taxes and from the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released as a component of income tax expense. The amount of accrued interest and payables related to unrecognized tax benefits was immaterial for the years ended December 27, 2020 and December 29, 2019. There were no uncertain tax positions for the year ended December 30, 2018.
NOTE 16: DEFINED BENEFIT PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
Defined Benefit Plans
The Company is the sponsor of a single-employer defined benefit plan, the NYDN Pension Plan, which provides benefits to certain current and former employees of the New York Daily News. The NYDN Pension Plan is frozen to any new participants and effective in March 2018 the accrual of new benefits to participants was frozen. Summarized information for the NYDN Pension Plan is provided below (in thousands):

	December 27, 2020	December 29, 2019
Change in benefit obligations:
Projected benefit obligations, beginning of year	$88,285	$96,407
Interest cost	2,200	3,516
Actuarial (gain) loss	5,976	7,841
Benefits paid	(13,732)	(19,479)
Projected benefit obligations, end of year	82,729	88,285
Change in plan assets:
Fair value of plan assets, beginning of year	68,865	77,177
Return on plan assets	9,153	8,683
Employer contributions	2,598	2,484
Benefits paid	(13,732)	(19,479)
Fair value of plan assets, end of year	66,884	68,865
Underfunded status of the plan	$15,845	$19,420
The Company contributed $2.6 million to the NYDN Pension Plan during the year ending December 27, 2020, and expects to contribute $2.4 million during the year ending December 26, 2021.
During the year ended December 27, 2020, as part of the pension de-risking strategy for the NYDN Pension Plan, the Company transferred $6.5 million of the pension assets and liability to a third party insurance company. As a result of the transfer, the Company recorded a settlement charge of $0.3 million.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 29, 2019, as part of the pension de-risking strategy for the NYDN Pension Plan, the Company offered lump sum settlements to all participants who were current retirees or vested terminated employees and had a monthly annuity of $500 or less. Approximately 34.3% of the total eligible participants accepted the offer. The NYDN Pension Plan paid out $11.8 million in lump sum payments and the Company recorded a settlement charge of $0.5 million.
The amounts recognized in the Company’s Consolidated Balance Sheets for the NYDN Pension Plan as of December 27, 2020, and December 29, 2019, consist of (in thousands):

	December 27, 2020	December 29, 2019
Pension and postretirement benefits payable	$15,845	$19,420
Accumulated other comprehensive loss, net of tax	$2,565	$2,334
The components of net periodic benefit cost (credit) for the NYDN Pension Plan were as follows (in thousands):

	Year ended			Affected Line Items in the Consolidated Statements of Income (Loss)
	December 27, 2020	December 29, 2019	December 30, 2018
Service cost	$—	$—	$72	Compensation
Interest cost	2,200	3,516	3,272	Other income (expense), net
Expected return on plan assets	(3,784)	(4,212)	(4,667)	Other income (expense), net
Settlement charge	287	466	—	Other income (expense), net
Net periodic benefit cost (credit)	$(1,297)	$(230)	$(1,323)
Pension Assets—The primary investment objective of the NYDN Pension Plan is to ensure, over the long-term life of the plan, an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. A secondary objective of the plan is to achieve a level of investment return consistent with the prudent level of portfolio risk that will minimize the financial effect of the pension plans on the Company. The investments in the pension plans largely consist of low-cost, broad-market index funds to mitigate risks of concentration within market sectors. Each of the funds is diversified across a wide number of securities within its stated asset class.
At December 27, 2020, the NYDN Pension Plan investments are in commingled funds which are recorded at fair value as determined by the sponsor of the respective funds primarily based upon closing market quotes of the underlying assets. The following table sets forth by level, within the fair value hierarchy, the NYDN Pension Plan’s assets at fair value as of December 27, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Global public equity	$619	$—	$—	$619
Fixed income	2,370	—	—	2,370
Group annuity contract	—	—	13	13
	$2,989	$—	$13
Investments valued at net asset value:
Cash and cash equivalents				825
Global public equity				36,202
Fixed income				13,878
Absolute return				8,459
Real assets				4,518
Total assets at fair value				$66,884

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
For the investments in the NYDN Pension Plan valued at net asset value, there are no unfunded commitments for the year ended December 27, 2020. See the table below for the redemption information:

	Redemption Frequency	Redemption Notice Period
Cash and cash equivalents	Daily	0 days
Global public equity	Monthly	16 days
Absolute return	Quarterly	90 days
Real assets	Quarterly	30 - 90 days
The NYDN Pension Plan’s weighted average target allocation and actual allocations at December 27, 2020, by asset category are as follows:

Asset category:	Target Allocation	2020 Actual Allocation	2019 Actual Allocation
Global public equity	52.0%	55.0%	54.2%
Absolute return	12.0%	12.6%	13.0%
Fixed income	23.5%	24.3%	23.0%
Real assets	10.0%	6.8%	8.7%
Cash and cash equivalents	2.5%	1.3%	1.1%
	100.0%	100.0%	100.0%
Global Public Equity—Equity investments that will have a global orientation and may include U.S., international, emerging market and global mandates. Convertible securities may also be a component, as well as absolute return strategies that invest in equities.
Absolute Return—Commonly known as “hedge funds,” these controlled market risk strategies seek to exploit inefficiencies in the equity markets that may be outside of the universe of traditional long only public equity managers.  Absolute return strategies attempt to generate attractive risk-adjusted returns relative to the total equity market, with lower risk of large drawdown and lower volatility.
Fixed Income—The bond portfolio will contribute to the income needs of the Plan.  Fixed income generally provides a diversified portfolio with deflation protection during periods of financial duress.  Bonds dampen the overall volatility of total Plan results, which is important to help mitigate losses in periods of falling equity markets.  Bond markets suffer declines, but they are generally not as severe as those experienced in the equity market.  Bond returns are steadier than those of equities

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

because of income received and because bonds have greater precedence in a company’s capital structure.  Bonds typically do not fare well in periods of rising inflation.
Real Assets—Real Assets are assets that provide investors with a better hedge against loss of purchasing power than equities and fixed income, and moderate long-term growth.  Real Assets can include TIPS, private real estate, REITs, commodities, floating rate loans, currencies, Master Limited Partnerships (MLPs), timber, infrastructure and other inflation protection assets.  These assets are included to provide protection against inflation, thus preserving the real value of the portfolio over the long term.  These assets may exhibit low correlations to other asset classes, thus diversifying the total portfolio.
Assumptions—The weighted average assumptions used to determine the NYDN Pension Plan defined benefit obligations are as follows:

	December 27, 2020	December 29, 2019
Discount rate	2.2%	3.0%
The weighted average assumptions used to determine the NYDN Pension Plan net periodic benefit cost are as follows:

	December 27, 2020	December 29, 2019	December 30, 2018
Discount rate	3.0%	4.1%	3.6%
Rate of return on assets	5.4%	5.7%	5.7%
Rate of compensation increase	—%	—%	2.0%
Expected Future Benefit Payments—Benefit payments expected to be paid under the NYDN Pension Plan are summarized below (in thousands):

2021	$6,284
2022	6,127
2023	5,944
2024	5,744
2025	5,515
2026-2029	$24,427
Employees’ Defined Contribution Plan
The Company sponsors defined contribution plans that were established effective June 13, 2014. The defined contribution plans cover substantially all full-time employees of the Company. Participants may elect to contribute a portion of their pretax compensation as provided by the plans and Internal Revenue Service (“IRS”) regulations. The maximum pretax contribution an employee can make is 100% of his or her annual eligible compensation (less required withholdings and deductions) up to the statutory limit which was $19,500 for 2020. The Company matches contributions to its defined contribution plan at a rate of 100% of salary deferrals for the first 2% of compensation and 50% of salary deferrals that exceed 2% of compensation up to 6% of compensation for each participating employee. The Company’s contributions to its defined contribution plans totaled $6.1 million, $7.5 million and $8.1 million in the years ended December 27, 2020, December 29, 2019, and December 30, 2018, respectively.
Multiemployer Pension Plans
The Company’s participation in multiemployer pension plans at December 27, 2020, December 29, 2019, and December 30, 2018, is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) Zone Status available in 2020 and 2019 is for the plan’s year-end at December 29, 2019 and December 30, 2018, respectively. The PPA Zone Status is based on information that Tribune received from the plan and is certified by the plan’s actuary. Among other factors, plans in the Critical and Declining Zone are typically projected to have a funding deficiency as defined in the Internal Revenue Code (“IRC”) within four years and projected to become insolvent within 20 years; plans in the Critical Zone are typically projected to have a funding deficiency as defined in IRC within four years (but not projected to become insolvent

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

within 20 years), plans in the Endangered Zone are less than 80% funded (but not the Critical or Critical and Declining zones), and plans in the Healthy Zone are at least 80% funded (as determined in accordance with the PPA). The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

(in thousands)	EIN/Pension Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Tribune Contributions			Surcharge Imposed	Expiration Dates of Collective Bargaining Agreements
Pension Fund		2020	2019		2020	2019	2018
Teamsters Local Union No. 727 Pension Fund	36-6012397	Healthy	Healthy	N/A	$8,079	$12,595	$—	No	June 14, 2021
Chicago Newspaper Publishers Drivers Union Pension Plan (1)	36-6019539	N/A	N/A	Implemented	—	—	3,568	Yes	N/A
GCIU—Employer Retirement Benefit Plan	91-6024903	Critical and declining	Critical and declining	Implemented	683	664	637	Yes	May 31, 2017 to April 30, 2023 (2)
Truck Drivers and Helpers Local No. 355 Pension Plan	52-6043608	Healthy	Healthy	Implemented	177	165	152	Yes	January 1, 2018 to December 31, 2022 (3)
Newspaper and Mail Deliverers’ - Publishers’ Pension Fund	13-6122251	Healthy	Healthy	N/A	316	475	787	No	November 15, 2024
Pressmen’s Publishers’ Pension Fund	13-6121627	Healthy	Healthy	N/A	380	440	430	No	July 11, 2020
Paper Handlers’ - Publishers' Pension Fund	13-6104795	Critical and declining	Critical and declining	Implemented	149	46	53	Yes	July 11, 2020
IAM National Pension Fund, National Pension Plan	51-6031295	Critical	Critical	Implemented	432	554	428	Yes	March 31, 2020 and January 21, 2022
CWA/ITU Negotiated Pension Plan	13-6212879	Critical and declining	Critical and declining	Implemented	170	169	252	No	July 31, 2018 to March 31, 2022 (4)
Pension Hospitalization & Benefit Plan of the Electrical Industry - Pension Trust Account	13-6123601	Healthy	Healthy	N/A	193	303	428	No	April 30, 2020
					$10,579	$15,411	$6,735
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
For the plan year ended December 29, 2018, the Chicago Tribune Company was listed in the GCIU Employer Retirement Benefit Plan’s (“GCIU Plan”) Form 5500 as contributing more than five percent of the total contributions to the plan, Daily News L.P. was listed in the Newspaper and Mail Deliverer’s Publishers’ Pension Fund’s Form 5500 as contributing more than five percent of the total contributions to the plan for the plan year ended March 31, 2018. The New York Daily News was listed in the Pressman’s Publishers Pension Fund and the Paper Handlers’ Publishers’ Pension Fund Form 5500s as contributing more than five percent of the total contributions to the plans for the plans’ year ended March 31, 2018. The Company did not provide more than five percent of the total contributions for any of the other multiemployer pension plans in which it participated in those years. At the date the financial statements were issued, Forms 5500s were not available for the plan years ending in 2020.
On March 31, 2010, the Chicago Newspaper Publishers Drivers’ Union Pension Plan (“Drivers’ Plan”) was certified by its actuary to be in critical status for the plan year beginning January 1, 2010. As a result, the trustees of the Drivers’ Plan

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were required to adopt and implement a rehabilitation plan as of January 1, 2011, designed to enable the Drivers’ Plan to cease being in critical status within the period of time stipulated by the IRC. The terms of the rehabilitation plan adopted by the trustees required Tribune to make increased contributions beginning on January 1, 2011, through December 31, 2025, and the trustees of the Drivers’ Plan projected that it would emerge from critical status on January 1, 2026. As of its 2017 plan year, the actuary for the Drivers’ Plan certified the plan to be in critical and declining status with projected insolvency in 2026. During 2018, the Board of Trustees of the Drivers’ Plan agreed to a plan merger with the Teamsters Local Union No. 727 Pension Fund (“Teamsters Fund”), a plan with a healthy status. On December 13, 2018, the Drivers’ Plan adopted an amendment to its prior rehabilitation plan where the Company will make future contributions of $68.4 million paid over seven years, beginning in April of 2019 through June of 2025. The merger with the Teamsters Plan became effective on August 1, 2019, after approval by the Pension Benefit Guaranty Corporation (“PBGC”). In addition to the committed future contributions under the amended rehabilitation plan, the Company’s funding obligation will be subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations. The Company expects to contribute $9.1 million under the rehab plan during the year ended December 26, 2021.
In 2009, the GCIU Plan was certified by its actuary to be in critical status (within the meaning of section 432 of the IRC) as of its plan year beginning January 1, 2009. As a result, the trustees of the GCIU Plan implemented a rehabilitation plan on November 1, 2009, and amended it in May 2012 to cease the plan’s critical status within the period of time stipulated by the IRC. However, the GCIU Plan was unable to adopt a rehabilitation plan that would enable the GCIU Plan to emerge from critical status and avoid insolvency using reasonable assumptions. Therefore, the GCIU Plan adopted a rehabilitation plan that reflects reasonable measures to forestall insolvency. As of its 2019 plan year, the GCIU Plan has been certified by its actuary to be in critical and declining status with projected insolvency in 2030. As of December 27, 2020, assuming Tribune’s contributions from January 1, 2020, through the projected insolvency date of 2030, it is estimated that Tribune’s contributions to the plan will total $5.7 million, based on the actuarial assumptions utilized to develop the rehabilitation plan and assuming Tribune’s staffing levels as of December 27, 2020, remain unchanged. The funding obligation is subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations.
In 2010, the CWA/ITU Negotiated Pension Plan was certified by its actuary to be in critical status (within the meaning of section 432 of the IRC) as of its plan year beginning January 1, 2010. As a result, the trustees of the CWA/ITU Negotiated Pension Plan implemented a rehabilitation plan on March 8, 2010. However, the CWA/ITU Negotiated Pension Plan was unable to adopt a rehabilitation plan that would enable the CWA/ITU Negotiated Pension Plan to emerge from critical status and avoid insolvency using reasonable assumptions. Therefore, the CWA/ITU Negotiated Pension Plan adopted a rehabilitation plan that reflects reasonable measures to forestall insolvency. As of its 2019 plan year, the CWA/ITU Negotiated Pension Plan has been certified by its actuary to be in critical and declining status with projected insolvency in 2028. As of December 27, 2020, assuming Tribune’s contributions from January 1, 2020 through the projected insolvency date of 2028, it is estimated that Tribune’s contributions to the plan will total $1.8 million, based on the actuarial assumptions utilized to develop the rehabilitation plan and assuming Tribune’s staffing levels as of December 27, 2020, remain unchanged. The funding obligation is subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations.
In 2018, the Company’s last employee that was a member of the CWA/ITU Union at the Company’s Baltimore location retired. This retirement effected a partial withdrawal from the CWA/ITU Negotiated Pension Plan. The partial withdrawal creates a liability for which the Company is required to pay quarterly installments over a 20-year period. The Company accrued $1.0 million to reflect this obligation which is reflected in other long-term obligations in the Consolidated Balance Sheets.

In 2016, the Paper Handlers’ - Publishers’ Pension Fund was certified by its actuary to be in critical status (within the meaning of section 432 of the IRC) as of its plan year beginning January 1, 2010. As a result, the trustees of the Paper Handlers’ - Publishers’ Pension Fund implemented a rehabilitation plan on February 25, 2016. As of its 2019-2020 plan year, the Paper Handlers’ - Publishers’ Pension Fund has been certified by its actuary to be in critical and declining status with

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

projected insolvency in the 2024-2025 plan year. As of December 27, 2020, assuming Tribune’s contributions from January 1, 2020 through the projected insolvency date of 2033, it is estimated that Tribune’s contributions to the plan will total $0.7 million, based on the actuarial assumptions utilized to develop the rehabilitation plan and assuming Tribune’s staffing levels as of December 27, 2020, remain unchanged. The funding obligation is subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations.

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
NOTE 17: NONCONTROLLING INTEREST
Noncontrolling interest represents the 40.0% membership interest in BestReviews not owned by the Company. As of December 27, 2020, BestReviews is considered held for sale and is reflected as discontinued operations on the Consolidated Balance Sheets in accordance with ASC Topic 360 and the results of its operations are presented as discontinued operations in the Consolidated Statements of Income (Loss) and the Consolidated Statements of Cash Flows for all periods presented.
As discussed in Note 8, the BR LLC Agreement included a Put Option which could, upon exercise, have required the Company, under certain circumstances, to pay cash to purchase the noncontrolling interest. The Put Option required the noncontrolling interest to be presented between liabilities and stockholders’ equity within the Consolidated Balance Sheets. Each quarter, the carrying value of the noncontrolling interest was adjusted to the amount the Company would have been required to pay the noncontrolling interest holders as if the Put Option had been exercised as of the balance sheet date, with an offsetting adjustment to stockholders’ equity. The adjustments to increase (decrease) the carrying value of the of noncontrolling interest also reduced (increased) the amount of net income or loss attributable to Tribune common stockholders for purposes of determining both basic and diluted earnings per share.
On February 3, 2020, the Company and the BR Parent amended the BR LLC Agreement to, among other things, remove the Put Option and Call Option sections of the BR LLC Agreement. This amendment eliminated the requirement as of that date and for future periods to adjust the carrying value of the noncontrolling interest as there is no longer a required purchase option. Additionally, as a result of the elimination of the Put Option, the noncontrolling interest was reclassified equity and is presented in the Stockholders’ Equity section of the Consolidated Balance Sheets for the year ended December 27, 2020.
In the year ended December 27, 2020, BestReviews declared $24.5 million in dividends to its shareholders. The Company’s portion of these dividends was $14.7 million and the noncontrolling shareholders portion was $9.8 million. In the year ended December 29, 2019, BestReviews declared a $16.5 million dividend to its shareholders. The Company’s portion of this dividend was $9.9 million and the noncontrolling shareholders’ portion was $6.6 million.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the activity with respect to noncontrolling interest is as follows (in thousands):

Balance at December 31, 2017	$—
Acquisition of BestReviews	40,900
Dividends paid to noncontrolling interest	(2,000)
Income attributable to noncontrolling interest	856
Balance at December 30, 2018	39,756
Dividends paid to noncontrolling interest	(6,600)
Carrying value adjustment	25,520
Income attributable to noncontrolling interest	4,825
Balance at December 29, 2019	63,501
Carrying value adjustment	322
Income attributable to noncontrolling interest	310
Reclassification of noncontrolling interest ("NCI") from temporary equity	(64,133)
Balance at December 27, 2020	$—
The income attributable to the noncontrolling interest for the year ended December 27, 2020, was $7.5 million with $0.3 million attributed to the noncontrolling interest before the February 3, 2020, amendment as presented above and $7.2 million attributed to the noncontrolling interest after the February 3, 2020, amendment as presented in the Consolidated Statement of Equity.
NOTE 18: STOCK-BASED COMPENSATION
The Company has a long-term incentive plan, the Company’s 2014 Omnibus Incentive Plan (together with amendments, the “Tribune Equity Plan”). The Tribune Equity Plan is a long-term incentive plan under which awards may be granted to employees and outside directors in the form of stock options, stock appreciation rights, RSUs, performance share units, restricted and unrestricted stock awards, dividend equivalents and cash awards. The Company measures stock-based compensation costs based on the estimated grant date fair value of the award and recognizes compensation costs on a straight-line basis over the requisite service period for the entire award. The Tribune Equity Plan permits the Company to withhold shares of vested common stock upon vesting of employee stock awards or at the time they exercise their Options in lieu of their payment of the required withholdings for employee taxes. The Company does not withhold taxes in excess of minimum required statutory requirements. Shares of common stock reserved for future grants under the Tribune Equity Plan were 1,757,386 at December 27, 2020.
Stock-based compensation expense related to Tribune’s employees during the years ended December 27, 2020, December 29, 2019, and December 30, 2018, totaled $5.2 million, $13.2 million and $10.5 million, respectively.
Options
Non-qualified stock options (“Options”) granted to directors, officers and employees under the Tribune Equity Plan generally become exercisable in cumulative installments over a period of either 3 or 4 years and expire between 7 and 10 years. Under the Tribune Equity Plan, the exercise price of an Option cannot be less than the market price of Tribune common stock at the time the Option is granted and the maximum contractual term cannot exceed 10 years. The fair value of each Option is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is calculated based on a blended method using historical and implied volatility of a select peer group of entities operating in similar industry sectors as the Company. Expected life was calculated using the simplified method, as described under Staff Accounting Bulletin Topic 14, “Share-Based Payment,” as the Tribune Equity Plan wasn’t in existence for a sufficient period of time for the use of company-specific historical experience in the calculation.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the weighted average assumptions used to determine the fair value of Options granted to Tribune employees during the year ended December 30, 2018. There were no Options granted during the years ended December 27, 2020 and December 29, 2019.

2018
Weighted average grant date fair value	$17.36
Weighted average assumptions used:
Expected volatility	55.2%
Expected lives (in years)	4.8
Risk Free interest rates	2.2%
A summary of activity related to Tribune employees for Options under the Tribune Equity Plan for the years ended December 27, 2020, December 29, 2019, and December 30, 2018, is included in the following table:

	2020		2019		2018
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding, beginning of year	813	$14.59	925	$14.51	1,029	$14.56
Granted	—	$—	—	$—	20	$17.36
Exercised	—	$—	—	$—	(7)	$19.20
Canceled/Forfeited	(510)	$14.36	(112)	$13.94	(117)	$15.11
Outstanding, end of year	303	$14.98	813	$14.59	925	$14.51
Vested and exercisable at end of year	290	$14.99	746	$14.57	467	$14.61
Weighted average remaining contractual term (in years)	2.2		1.9		5.1
For Options granted under the Tribune Equity Plan the exercise price of options granted equals the closing stock price on the day of grant. For each of the years ended December 27, 2020, December 29, 2019, and December 30, 2018, the intrinsic value of options exercised was negligible. The grant date fair value of options vested during the year ended December 27, 2020, was $0.4 million.
The following table summarizes information related to stock options outstanding at December 27, 2020:

Range of Exercises Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number of Options Exercisable (in thousands)	Weighted Average Exercise Price
14.02-14.65	64	0.3	$14.59	51	$14.57
14.87-14.87	113	2.6	$14.87	113	$14.87
14.89-14.89	112	1.3	$14.89	112	$14.89
17.41-17.41	7	0.7	$17.41	7	$17.41
19.2-19.20	7	0.7	$19.20	7	$19.20
14.02-19.20	303	2.2	$14.98	290	$14.99
Restricted Stock Units
RSUs granted to directors, officers and employees under the Tribune Equity Plan have service conditions and generally vest over 1 to 4 years. Upon vesting, the RSUs are redeemed with common stock. The RSUs do not have voting rights. The fair value of the RSU is determined on the grant date using the closing trading price of the Company’s shares. The weighted average grant date fair value of the RSUs granted during the years ended December 27, 2020, December 29, 2019, and December 30, 2018 was $11.88, $11.92, and $17.41, respectively.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity related to Tribune employees for RSUs under the Tribune Equity Plan for the years ended December 27, 2020, December 29, 2019, and December 30, 2018 is included in the following table:

	2020		2019		2018
	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	834	$13.41	1,254	$14.83	2,013	$14.60
Granted	444	$11.88	469	$11.92	286	$17.41
Vested	(443)	$13.87	(636)	$14.87	(685)	$14.86
Canceled/forfeited	(117)	$13.17	(253)	$14.43	(360)	$15.48
Outstanding, end of year	718	$10.99	834	$13.41	1,254	$14.83
Vested at end of year	1	$11.83	1	$12.05	1	$12.31
As of December 27, 2020, Tribune had unrecognized compensation cost on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period (in years)
Nonvested stock options	$74	0.9
Nonvested restricted stock units	$196	2.4

NOTE 19: EARNINGS PER SHARE
Basic earnings per common share is calculated by dividing net income (loss) attributable to Tribune common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of common shares under equity-based compensation plans except where the inclusion of such common shares would have an anti-dilutive impact. In accordance with ASC Topic 260-10-55, “Earnings per Share”, net income (loss) from continuing operations is the control number in determining whether potential common shares are dilutive. If there is net loss from continuing operations, all potential common shares are considered anti-dilutive.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 27, 2020, December 29, 2019, and December 30, 2018, basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Year ended
	December 27, 2020	December 29, 2019	December 30, 2018
Income (loss) - Numerator:
Net loss available to Tribune common stockholders before discontinued operations	$(46,816)	$(7,130)	$(41,647)

Income from discontinued operations, net of tax	15,320	6,886	291,294
Less: Income attributable to noncontrolling interest	7,516	4,825	856
Less: Noncontrolling interest carrying value adjustment	322	25,520	—
Income available to common shareholders from discontinued operations, net of taxes	7,482	(23,459)	290,438
Net income (loss) attributable to Tribune common stockholders	$(39,334)	$(30,589)	$248,791

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	36,456	35,810	35,268
Dilutive effect of employee stock options and RSUs	—	—	—
Adjusted weighted average common shares outstanding (diluted)	36,456	35,810	35,268

Basic net income (loss) attributable to Tribune per common share:
Income (loss) from continuing operations	$(1.28)	$(0.20)	$(1.18)
Income (loss) from discontinued operations	0.20	(0.65)	8.23
Basic net income (loss) attributable to Tribune per common share	$(1.08)	$(0.85)	$7.05

Diluted net income (loss) attributable to Tribune per common share:
Income (loss) from continuing operations	$(1.28)	$(0.20)	$(1.18)
Income (loss) from discontinued operations	0.20	(0.65)	8.23
Diluted net income (loss) attributable to Tribune per common share	$(1.08)	$(0.85)	$7.05
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts for the years ended December 27, 2020, December 29, 2019, and December 30, 2018, was 302,801, 813,219, and 924,887, respectively. The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 802,623, 1,007,733, and 1,273,268 for the years ended December 27, 2020, December 29, 2019, and December 30, 2018.
NOTE 20: STOCKHOLDERS’ EQUITY
The holders of common stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of common stock will share in any dividend declared by the Board. In the event of the Company’s liquidation, dissolution or winding up, all holders of common stock are entitled to share ratably in any assets available for distribution to holders of common stock.
Agreement and Plan of Merger
On February 16, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Tribune Enterprises, LLC, a Delaware limited liability company (“TELLC”), Tribune Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of TELLC (“Merger Sub”), and the Company, pursuant to which Merger Sub will merge (the “Merger”) with and into the Company, with the Company surviving as a wholly owned subsidiary of TELLC.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TELLC is the acquirer and is an affiliate of Alden Global Opportunities Master Fund, L.P. and Alden Global Value Recovery Master Fund, L.P. (collectively, “Alden”), the Company’s largest shareholder.
Subject to the terms and conditions set forth in the Merger Agreement, at the closing of the Merger, each share of common stock, par value $0.01 per share (other than treasury stock or common stock held by TELLC or any of its affiliates) issued and outstanding immediately as of the closing (other than dissenting shares) will be converted into the right to receive $17.25 in cash, without interest (the “Merger Consideration”).
The consummation of the Merger (the “Closing”) is subject to certain customary mutual conditions, including (i) the approval of the Company’s stockholders holding two-thirds of the outstanding shares of Company Common Stock not owned by TELLC and its affiliates, (ii) the expiration or termination of any waiting period applicable to the closing of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and (iii) the absence of any order of any U.S. court that prohibits, renders illegal or permanently enjoins the consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon (i) the accuracy of the representations and warranties of the other party as of the date of the Merger Agreement and as of the Closing (subject to customary materiality qualifiers), (ii) compliance by the other party in all material respects with its pre-Closing obligations under the Merger Agreement and (iii) in TELLC’s case, the absence of a material adverse effect with respect to the Company.
The Company and TELLC have each made customary representations, warranties and covenants in the Merger Agreement. Subject to certain exceptions, the Company has agreed, among other things, to covenants relating to the conduct of its business during the interim period between the execution of the Merger Agreement and the consummation of the Merger. The parties have also agreed to use their respective reasonable best efforts to obtain governmental and regulatory approvals. In addition, subject to certain exceptions, the Company has agreed to covenants relating to (i) the submission of the Merger Agreement to the Company’s stockholders at a special meeting thereof for approval, (ii) the recommendation by the board of directors of the Company in favor of the adoption by the Company’s stockholders of the Merger Agreement and (iii) non-solicitation obligations of the Company relating to alternative acquisition proposals.
Either the Company or TELLC may terminate the Merger Agreement if (i) TELLC, Merger Sub and the Company agree by mutual written consent to do so, (ii) the Merger has not been consummated on or before December 31, 2021 (the “End Date”), (iii) any court has issued an order permanently restraining, enjoining or otherwise prohibiting the Merger and such order or other action is, or has become, final and non-appealable, (iv) the approval of the Company’s stockholders is not obtained at a meeting of the Company’s stockholders called for the purpose of adopting the Merger Agreement or (v) the other party breaches any representation, warranty or covenant that results in the failure of the related closing condition to be satisfied, subject to a cure period in certain circumstances. In addition, the Company may, under certain circumstances, terminate the Merger Agreement in order for the Company to enter concurrently into a definitive written agreement with respect to an unsolicited superior acquisition proposal, subject to the Company having first complied with certain matching rights and other obligations set forth in the Merger Agreement. Additionally, TELLC may, under certain circumstances, terminate the Merger Agreement if (i) the board of directors of the Company changes or adversely modifies its recommendation that the Company’s stockholders vote in favor of adopting the Merger Agreement or (ii) the Company materially breaches its non-solicitation obligations and such breach results in an alternative transaction proposal.
If the Merger Agreement is terminated (i) by the Company in order for the Company to enter into a definitive written agreement with respect to an unsolicited superior acquisition proposal, (ii) by TELLC because (a) the board of directors of the Company changes or adversely modifies its recommendation that the Company’s stockholders vote in favor of adopting the Merger Agreement or (b) the Company materially breaches its non-solicitation obligations and such breach results in an alternative transaction proposal, or (iii) by (x) either party because the Merger was not consummated on or before the End Date (as it may be extended) or approval of the Company’s stockholders was not obtained or (y) by TELLC if the Company commits a breach of any representation, warranty or covenant that results in the failure of the related closing condition to be satisfied (subject to a cure period in certain circumstances), but only if, in the case of this clause (iii), an alternative acquisition proposal was previously made and, within 12 months after termination of the Merger Agreement, the Company enters into an agreement for an alternative transaction or an acquisition transaction is consummated, then, in each case, the Company will be obligated to pay to TELLC a one-time fee equal to $20 million in cash.
If the Merger Agreement is terminated by the Company (i) if TELLC breaches any representation, warranty or covenant that results in the failure of the related closing condition to be satisfied, subject to a cure period in certain circumstances or (ii) if the conditions to TELLC’s obligations to consummate the Merger are satisfied or waived, and TELLC

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

does not consummate the Merger when required by the Merger Agreement, then TELLC will be obligated to pay to the Company a one-time liquidated damages amount equal to $50 million in cash.
Pursuant to the Merger Agreement, TELLC agreed to vote all of its shares of common stock in favor of the adoption of the Merger Agreement and the approval of the transactions contemplated thereby, including the Merger, so long as the board of directors of the Company has not changed or adversely modified its recommendation in favor of the Merger Agreement. The Merger Agreement also prohibits TELLC from transferring any of its shares of common stock, subject to certain exceptions.
Alden Global Opportunities Master Fund, L.P. and Alden Global Value Recovery Master Fund, L.P. (each, a “Guarantor”) have entered into a Limited Guarantee dated February 16, 2021 (the “Limited Guarantee”) with the Company to guarantee TELLC’s obligation to pay the liquidated damages amount to the Company and certain other specified payments to the Company, subject to the terms and obligations set forth in the Limited Guarantee.
The Guarantors have also entered into an equity commitment letter dated as of February 16, 2021 (the “Equity Commitment Letter”) with TELLC pursuant to which the Guarantors have made an equity commitment of $375 million to TELLC to fund the payment of the aggregate Merger Consideration. The Company is a third-party beneficiary of the Equity Commitment Letter and has the right to specifically enforce the Guarantors’ obligations thereunder, if the conditions to TELLC’s obligations to consummate the Merger are satisfied or waived, and the Merger is consummated substantially simultaneously.
Concurrent with the signing of the merger agreement, Alden has signed a non-binding term sheet to sell The Baltimore Sun to Sunlight for All Institute, a public charity formed by Stewart Bainum Jr.
Significant Shareholders
Alden Funds
During November 2019, Alden Global Opportunities Mast Fund, L.P. and Alden Global Value Recovery Master Fund, L.P. (together, the “Alden Funds”) acquired 11,544,213 shares, or 32.0%, of the Company’s common stock. Of those shares, 9,071,529 shares were purchased from Merrick Media and Michael W. Ferro, in a private transaction and the remaining shares were purchased on the open market. As of December 27, 2020, Alden funds beneficially owned 31.6% of Tribune common stock.
On July 1, 2020, the Company entered into an Amended and Restated Cooperation Agreement (the “Amended and Restated Cooperation Agreement”) with the Alden Funds and Alden Global Capital LLC regarding the composition of the Board and related matters. The Amended and Restated Cooperation Agreement provides that the Board would increase the size of the Board to seven directors and appoint Randall D. Smith to fill the resulting vacancy. The Board had been reduced to six members at the 2020 annual shareholders meeting when two of the Board members retired.
The Amended and Restated Cooperation Agreement further provides, among other things, that:
•Until the earlier of June 16, 2021 or the first business day following the Company’s 2021 annual meeting of stockholders, which will be held on or before June 15, 2021 (the “Amended Cooperation Period”), the size of the Board of Directors will not be increased above seven members.
•During the Amended Cooperation Period, the Alden Funds and their affiliates will be subject to customary standstill restrictions, including (among others) refraining from (i) acquiring securities of the Company if it would result in their ownership of more than 33.0% of the Company’s outstanding shares of common stock, $0.01 par value (“Common Stock”); (ii) soliciting proxies to vote any securities of the Company; (iii) forming or participating in a “group” in connection with the Company’s voting securities or (iv) otherwise acting alone, or in concert with others, to seek to control or knowingly influence the management, Board or policies of the Company; provided that such prohibitions terminate if (a) a person or group that owns more than 10.0% of the issued and outstanding Common Stock (a “Related Party Investor”) (x) submits a valid stockholders proposal (other than a precatory proposal) at a meeting of the Company’s stockholders or (y) submits a valid notice of nomination to nominate on or more persons for election to the Board at a meeting of the Company’s stockholders; (b) the Company enters into a material agreement with any Related Party Investor, other than a Related Party Agreement or alters, amends or modifies in any way a Related Party Agreement, other than on terms no less favorable to the Company

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

than would be obtainable through arms’-length negotiations with a hypothetically similarly situated bona fide third-party; (c) the Company amends, waives or fails to enforce, the terms of any voting agreement or standstill agreement between the Company and a Related Party Investor other than such amendments or waivers that, taken as a whole, make the agreement more restrictive on the Related Party Investor; (d) any of Ms. Dana Goldsmith Needleman, Mr. Christopher Minnetian, Mr. Randall D. Smith and their successors designated by the Alden Funds are not nominated for election at, or are not elected at, the Company’s 2021 annual stockholder meeting; or (e) on the date that (1) the Company executes a definitive agreement providing for the acquisition of a majority of the outstanding shares of common stock or a majority of the consolidated assets of the Company and its subsidiaries or (2) is 10 business days after commencement of a tender offer that, if consummated, would result in the offeror acquiring a majority of the outstanding shares of common stock and the Board has not recommended against acceptance of such tender offer. The prohibitions described in clause (i) of the Standstill Restrictions above will also terminate on the date that any person or group, other than the Alden Funds and their affiliates, acquires beneficial ownership of shares of common stock that results in such person or group beneficially owning 30.0% or more of the Company’s then-outstanding shares of common stock.
•During the Amended Cooperation Period, the Alden Funds will (a) vote their shares of common stock in favor of any Company director or any nominee designated by the Compensation, Nominating and Corporate Governance Committee of the Board and against the removal of any Company director and (b) not deposit any shares of common stock that they own or have the right to vote into a voting trust or subject them to a voting agreement or similar arrangement.
Nant Capital, LLC
Dr. Patrick Soon-Shiong, together with Nant Capital, beneficially owned 8,743,619 shares of Tribune common stock, which represented 23.9% of Tribune common stock, as of December 27, 2020. California Capital Equity, LLC (“CalCap”) directly owns all of the equity interests of Nant Capital and CalCap may be deemed to have beneficial ownership of the shares held by Nant Capital. Dr. Patrick Soon-Shiong directly owns all of the equity interests of CalCap and may be deemed to beneficially own, and share voting power and investment power with Nant Capital over all shares of Tribune common stock beneficially owned by Nant Capital. Under the Securities Purchase Agreement dated May 22, 2016, among the Company, Nant Capital and Dr. Patrick Soon-Shiong (“Nant Purchase Agreement”), Nant Capital and Dr. Soon-Shiong and their respective affiliates are prohibited from transferring shares of the Company’s common stock if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then-outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the Company’s then-existing primary geographical markets.
On January 17, 2019, Dr. Patrick Soon-Shiong, NantMedia and Nant Capital entered into a Standstill and Voting Agreement (“Nant Standstill Agreement”) with the Company. The Nant Standstill Agreement provided that until June 30, 2020, Dr. Patrick Soon-Shiong, Nant Media, and Nant Capital would not (a) make or participate in any solicitation of proxies to vote, or seek to advise or knowingly influence any person with respect to the voting of any voting securities of the Company, (b) join or participate in a “group” (as defined in the rules of the Securities and Exchange Commission “SEC”) in connection with any securities of the Company or (c) seek to control or knowingly influence the management, the Board or policies of the Company. Furthermore, under the Standstill Agreement, Dr. Patrick Soon-Shiong, Nant Media and Nant Capital would, until June 30, 2020, vote their shares of common stock (a) in favor of each nominee or director designated by the Nominating and Governance Committee of the Board at each election of directors and (b) in accordance with the Board’s recommendations on any change of control transaction involving the Company at or above a minimum purchase price. The Company recorded a charge to non-operating expense during the year ended December 29, 2019, for $0.5 million related to the Nant Standstill Agreement.
Merrick Media, LLC
As of November 15, 2019, Mr Michael W. Ferro, Jr together with his affiliated entities, Merrick Media, LLC (“Merrick Media”) and Merrick Venture Management, LLC, held 9,071,529, which represented 25.2% of Tribune common stock. Michael W. Ferro, Jr., is the manager of Merrick Venture Management, LLC, which is the sole manager of Merrick Media. Because Merrick Venture Management, LLC serves as the sole manager of Merrick Media, Mr. Ferro may be deemed to indirectly control all of the shares of the Company’s common stock owned by Merrick Media. Mr. Ferro served as Chairman of the Company’s Board from February 3, 2016, through May 18, 2018. On November 15, 2019, Mr. Ferro sold all of the

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares he controlled to funds Alden Global Opportunities Master Fund, L.P. and Alden Global Value Recovery Master Fund, L.P.
Dividends
On February 19, 2020, the Board declared a cash dividend of $0.25 per share of common stock outstanding. The cash dividend totaling $9.1 million was paid on March 16, 2020, to shareholders of record as of March 2, 2020. Additionally, the Company accrued dividend equivalents of $0.2 million for RSUs outstanding as of the record date.
On May 8, 2020, the Board suspended the Company's quarterly cash dividend program until further notice given the unprecedented economic disruption caused by COVID-19. This action, along with many other operational actions taken at the Company, will help preserve liquidity. The Board will continue to monitor liquidity needs and capital allocation in the future.
Stock Repurchases
On March 13, 2019, the Company announced that the Company’s Board authorized a stock repurchase program. Under the program, the Company may purchase up to $25.0 million of its outstanding common stock over the next 24 months. The purchases may be made in open-market transactions or privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume, cash needs and other business factors. No repurchases were made during the twelve months ended December 27, 2020.
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
On February 16, 2021 in connection with the transactions contemplated by the Merger Agreement, the Company entered into an Amendment No. 1 (the “Rights Amendment”) to the Rights Agreement discussed above. The Rights Amendment provides, among other things, that (i) neither the approval, execution, delivery or performance of the Merger Agreement or the other contracts or instruments related thereto, nor the announcement or the consummation of the Merger, will (a) cause the Rights to become exercisable, (b) cause TELLC, Merger Sub or any of their affiliates to become an Acquiring Person (as defined in the Rights Agreement) or (c) give rise to a Stock Acquisition Date (as defined in the Rights Agreement), Distribution Date (as defined in the Rights Agreement) or Section 9(a)(ii) Event (as defined in the Rights Agreement), (ii) the Rights will expire in their entirety, and the Rights Agreement will terminate, concurrently with the consummation of the Merger without any consideration payable therefor or in respect thereof, and (iii) the “Acting in Concert” (as defined in the Rights Agreement) provisions of the Rights Agreement will be removed.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax (in thousands):

	Foreign Currency	OPEB	Pension	Total
Balance at December 31, 2017	$(31)	$9,932	$(23,428)	$(13,527)
Other comprehensive income before reclassifications	(8)	(131)	(2,206)	(2,345)
Amounts reclassified from AOCI	—	(9,498)	—	(9,498)
AOCI recognized in discontinued operations	—	—	25,397	25,397
Balance at December 30, 2018	(39)	303	(237)	27
Other comprehensive loss before reclassifications	(21)	(24)	(2,434)	(2,479)
Amounts reclassified from AOCI	—	(237)	337	100
Balance at December 29, 2019	(60)	42	(2,334)	(2,352)
Other comprehensive income (loss) before reclassifications	(23)	—	(438)	(461)
Amounts reclassified from AOCI	—	(86)	207	121
Balance at December 27, 2020	$(83)	$(44)	$(2,565)	$(2,692)
The following table presents the amounts and line items in the Consolidated Statements of Income where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the years ended December 27, 2020, December 29, 2019 and December 30, 2018 (in thousands):

	Year ended
Accumulated Other Comprehensive Income (Loss) Components	December 27, 2020	December 29, 2019	December 30, 2018	Affected Line Items in the Consolidated Statements of Income
Pension and postretirement benefit adjustments:
Prior service cost recognized	$160	$139	$(10,534)	Other income (expense), net
Amortization of actuarial gains	—	—	(2,621)	Other income (expense), net
Total before taxes	160	139	(13,155)
Tax effect	39	39	(3,657)	Income tax benefit
Total reclassifications for the period	$121	$100	$(9,498)
The prior service costs to be amortized from accumulated other comprehensive income in the year ended December 26, 2021 is immaterial.
NOTE 22: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Year ended
	December 27, 2020	December 29, 2019	December 30, 2018
Cash paid during the period for:
Interest	$194	$895	$15,546
Income taxes, net of refunds	(8,384)	9,797	3,407
Non-cash items in financing activities:
Shares issued for acquisitions	$—	$—	$34,595
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported within the Consolidated Balance Sheets to the cash, cash equivalents and restricted cash as reported in the Consolidated Statement of Cash Flows (in thousands):

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of
	December 27, 2020	December 29, 2019
Cash	$98,862	$54,840
Restricted cash	29,925	37,290
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$128,787	$92,130

Cash, cash equivalents, and restricted cash in discontinued operations	$1,159	$6,124

NOTE 23: UNAUDITED QUARTERLY FINANCIAL INFORMATION
The following table sets forth certain unaudited quarterly financial information for the fiscal years ended December 27, 2020 and December 29, 2019 (in thousands, except per share data). The unaudited quarterly financial information has been revised to reflect BestReviews as a discontinued operation for all periods presented. The unaudited quarterly financial information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

Year ended December 27, 2020	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$206,441	$171,689	$175,470	$192,650
Operating expenses	271,588	177,655	172,595	190,936
Income (loss) from operations	(65,147)	(5,966)	2,875	1,714
Income (loss) from continuing operations	(48,976)	(2,379)	3,152	1,387
Plus: Earnings from discontinued operations, net of taxes	4,970	3,935	5,339	1,076
Net income (loss)	(44,006)	1,556	8,491	2,463
Less: Income attributable to noncontrolling interest	1,330	2,162	1,824	2,200
Net income (loss) attributable to Tribune common stockholders	$(45,336)	$(606)	$6,667	$263

Net loss from continuing operations, per common share:
Basic	$(1.35)	$(0.07)	$0.09	$0.04
Diluted	$(1.35)	$(0.07)	$0.09	$0.04

Year ended December 29, 2019	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$237,742	$242,006	$226,685	$239,344
Operating expenses	245,042	238,721	220,185	246,949
Income (loss) from operations	(7,300)	3,285	6,500	(7,605)
Income (loss) from continuing operations	(3,941)	1,097	4,356	(8,642)
Plus: Earnings from discontinued operations, net of taxes	(773)	3,525	(10,331)	14,465
Net income (loss)	(4,714)	4,622	(5,975)	5,823
Less: Income (loss) attributable to noncontrolling interest	(39)	1,926	1,150	1,788
Net income (loss) attributable to Tribune common stockholders	$(4,675)	$2,696	$(7,125)	$4,035

Net loss from continuing operations, per common share:
Basic	$(0.11)	$0.03	$0.12	$(0.24)
Diluted	$(0.11)	$0.03	$0.12	$(0.24)