Form 10-K/A
period 2020-12-27
Tribune Publishing Co
filed 2021-04-26
CIK 1593195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K/A
Amendment No. 1

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately 153,739,291 on the closing market price of $9.88 per share of Common Stock on the Nasdaq Global Select Market as of 6/28/2020.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2021
Common Stock, par value $0.01 per share	36,874,348

EXPLANATORY NOTE
On March 8, 2021, Tribune Publishing Company (“Tribune” or the “Company”) filed its Annual Report on Form 10-K for the year ended December 27, 2020 (the “Form 10-K”), with the Securities and Exchange Commission (the “SEC”). Because the Company has determined that it will not file its definitive proxy statement within 120 days following the last day of its last fiscal year, the Company is providing Items 10, 11, 12, 13 and 14 of Part III in this Form 10-K/A filing. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of the Form 10-K or modify or update in any way any of the other disclosures contained in the Form 10-K including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s Form 10-K and the Company’s other filings with the SEC. Capitalized terms used herein, but not defined, shall have the meaning ascribed in the Company’s Form 10-K.

	TRIBUNE PUBLISHING COMPANY
	FORM 10-K/A
	TABLE OF CONTENTS
		Page

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	3

Item 11.	Executive Compensation	7

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24

Item 13.	Certain Relationships and Related Transactions, and Director Independence	26

Item 14.	Principal Accountant Fees and Services	27

PART IV

Item 15.	Exhibits and Financial Statement Schedules	27

	SIGNATURES	31

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Identification of Directors
The Board of Directors of the Company (the “Board”) are elected at the annual meeting of the stockholders and serve approximately one year, until the next annual meeting of the stockholders. As of December 27, 2020, the Board was composed of seven members serving on the standing Board committees set forth below.

Name	Age	Board of Directors	Audit Committee	Compensation, Nominating and Corporate Governance Committee
Carol Crenshaw	64	*	*	*
Philip G. Franklin	69	**
Terry Jimenez	49	*
Christopher Minnetian	52	*	**
Dana Goldsmith Needleman	48	*		*
Richard A. Reck	71	*	*	**
Randall D. Smith	79	*
*    Member of the Board or Committee.
**    Chair person of the Board or Committee.

Carol Crenshaw
Ms. Crenshaw has served as an Independent Director of the Tribune Publishing Company since April 2016. She is a member of the Audit Committee and the Compensation, Nominating and Corporate Governance Committee (the “CNCG Committee”). Ms. Crenshaw is also a member of the board of directors of Northern Illinois University Foundation. She serves as Chair of the Audit Committee and is a member of the Finance and Grant Committees. Ms. Crenshaw retired in September 2018 as Chief Financial Officer and Vice President of Finance for The Chicago Community Trust, a community foundation dedicated to improving the Chicagoland region through strategic grant making, civic engagement and inspiring philanthropy. In addition to serving as CFO, Ms. Crenshaw also served as a member of the Trust's internal leadership team and served as the staff liaison for the Finance and Investment Committee, the Audit Committee and the Human Resources and Governance Committee. Ms. Crenshaw also served as a founding member of the Accounting Practices Committee of Community Foundations, an organization created to review, respond and develop implementation protocols related to various accounting pronouncements and standards issued by the Financial Accounting Standards Board (“FASB”). Prior to joining The Chicago Community Trust, Ms. Crenshaw was an auditor with the certified public accounting firm KPMG LLP/Chicago for nearly six years. Ms. Crenshaw is a graduate of Northern Illinois University class of 1978, holding a B.S. in Accounting with a minor in Finance. Ms. Crenshaw received her Certified Public Accounting Certificate in 1983.
Specific qualifications, experience, skills and expertise that led to the CNCG Committee conclusion that Ms. Crenshaw is qualified to serve on the Board include:
•Operating and management experience;
•Expertise in finance and financial reporting; and
•Core business skills, including financial, audit, human resources and strategic planning.
Philip G. Franklin
Mr. Franklin has served as a director since the consummation of the Company’s distribution and separation from Tribune Media Company in August 2014 and has served as the Non-Executive Chairman since January 2020. Mr. Franklin retired from serving as Chief Financial Officer of Littelfuse, Inc., a manufacturer of electronic components, in April 2016 after 17 years of service. Prior to joining Littelfuse in 1998, he was Vice President and Chief Financial Officer of OmniQuip International, a private equity sponsored roll‑up in the construction equipment industry. Previously, Mr. Franklin served as Chief Financial Officer for Monarch Marking Systems, a subsidiary of Pitney Bowes, and Hill Refrigeration. Earlier in his career, he worked in a variety of finance and general management positions at FMC Corporation. Mr. Franklin also currently serves as a director of TTM Technologies, Inc., where he is chairman of the audit committee. Mr. Franklin attended Dartmouth College, where he earned a bachelor’s degree in economics and an MBA at the Tuck School of Business.
Specific qualifications, experience, skills and expertise that led to the CNCG Committee’s conclusion that Mr. Franklin is qualified to serve on the Board include:
•Operating and management experience;
•Core business skills, including financial and strategic planning; and
•Expertise in finance and financial reporting.
Terry Jimenez
Mr. Jimenez has served as our Chief Executive Officer and President and as a Director since January 2020. Before that, he was Executive Vice President and Chief Financial Officer since April 2016. Additionally, Mr. Jimenez served as Chairman of BestReviews, LLC from 2019 through 2020. Before joining the Company, Mr. Jimenez was a Partner for IBM’s Global Business Services, where he served in that capacity from 2012 to 2016. From September 2009 through February 2012, he served as President of Newsday Media Group, a subsidiary of Cablevision Systems Corporation. From 2008 to 2009, Mr. Jimenez served as Chief Operating Officer/Chief Financial Officer of Newsday, LLC and Publisher of amNew York, subsidiaries of Cablevision Systems Corporation. Prior to Cablevision’s acquisition of Newsday from Tribune Media Company, he served in various roles at Tribune Media Company. From 2005 to 2008, he was Vice President Finance/Chief Financial Officer of Newsday, Inc. and from 2003 to 2005, he served as Controller for the Chicago Tribune Group. Prior to joining Tribune Media Company, from 1994 to 2002, Mr. Jimenez served in roles at McDonald’s Corporation, including Finance Director for McDonald’s Partner Brands Group, Controller for Donatos Pizzeria and other accounting, financial consulting, strategy and merger & acquisition roles. Mr. Jimenez holds a B.S. in Accountancy from Northern Illinois University and an M.B.A. from J.L. Kellogg Graduate School of Management, Northwestern University. Mr. Jimenez serves on the Board of Directors of the News Media Alliance, Ronald McDonald House Charities of Chicagoland & Northwest Indiana and the Advisory Board for Northern Illinois University’s Business School.
Specific qualifications, experience, skills and expertise that led to the CNCG Committee’s conclusion that Mr. Jimenez is qualified to serve on the Board include:
•Operating and management experience;
•Core business skills, including finance and financial reporting, operations and strategic planning; and
•Deep understanding of our company, its history and industry.
Christopher Minnetian
Mr. Minnetian has served as a director since December 2019. He has served as the president of Smith Management LLC, a family investment firm, since 2014. From 2001 to 2014, Mr. Minnetian was a Managing Director and the General Counsel of Ripplewood Holdings LLC, a private equity firm. Earlier in his career, Mr. Minnetian was an attorney at the law firm of PiperRudnick LLP, where he was a member of the firm’s Corporate & Securities practice. Mr. Minnetian currently serves on the board of directors of MNG Enterprises, Inc., a Denver-based publishing company. Mr. Minnetian received an A.B. in economics from Columbia College, Columbia University and a J.D. from the Fordham University School of Law.
Specific qualifications, experience, skills and expertise that led to the CNCG Committee’s conclusion that Mr. Minnetian is qualified to serve on the Board include:
•Operating and management experience, including oversight of finance and accounting functions at Smith Management LLC and service on audit committees of several private companies;
•Core business skills, including operations and strategic planning; and
•Strong understanding of the newspaper industry.
Dana Goldsmith Needleman
Ms. Needleman has served as a director since December 2019. She is a Principal of The Cogent Group, LLC, a private real estate investment firm, since 2009. From 1999 to 2009, Ms. Needleman was at Cardinal Capital Partners, a sale-leaseback firm, serving as Managing Director from 2003 to 2009 and Vice President from 1999 to 2002. Ms. Needleman served as a director of Fred’s Inc., a company operating a discount general merchandise store chain, which was a public company until September 2019. Ms. Needleman holds a B.A. from Duke University and a J.D. from Boston University School of Law.
Specific qualifications, experience, skills and expertise that led to the CNCG Committee’s conclusion that Ms. Needleman is qualified to serve on the Board include:
•Operating and management experience;
•Core business skills, including operations and strategic planning; and
•Strong understanding of the real estate industry.
Richard A. Reck
Mr. Reck has served as a director since April 2016. He is the founder and President of Business Strategy Advisors LLC, a business strategy consultancy firm that focuses on serving technology, information and entertainment companies, and has served in such capacity since August 2002. Mr. Reck joined the certified public accounting firm of KPMG LLP in June 1973 and remained employed there until his retirement as a partner in July 2002. He currently serves on the Board of Directors and chairs the audit committee of SilkRoad, Inc., a venture capital backed multinational human capital management software company; serves on the board of advisors of Ultra Corporation, a private IT consultancy firm; and serves on the board of directors and chairs the audit committee of Advanced Life Sciences Holdings, Inc., a public biopharmaceutical company that has been inactive since 2011. He previously served on the board of directors, as well as the audit and compensation committees, of Interactive Intelligence Group, Inc., a public communications software company which was acquired by Genesys Telecommunications Laboratories, Inc. in December 2016, and the board of directors of Merge Healthcare, Inc., which was a publicly-traded company until its acquisition by IBM in October 2015, where he served on the audit committee and chaired the nominating and governance committee. Mr. Reck is a registered certified public accountant in Illinois and holds a B.A. from DePauw University and an M.B.A. in Accounting from the University of Michigan.
Specific qualifications, experience, skills and expertise that led to the CNCG Committee’s conclusion that Mr. Reck is qualified to serve on the Board include:
•Operating and management experience;
•Expertise in finance and financial reporting; and
•Core business skills, including financial, audit and strategic planning.
Randall D. Smith
Mr. Smith has served as a director since July 2020. Mr. Smith is a founding member of Alden Global Capital LLC a private investment firm based in New York. Mr. Smith has been investing in event driven, value and emerging market securities for more than 50 years. Mr. Smith graduated from Cornell University and received an MBA from the Wharton School of the University of Pennsylvania.
Specific qualifications, experience, skills and expertise that led to the CNCG Committee’s conclusion that Mr. Smith is qualified to serve on the Board include:
•Operating and management experience;
•Core business skills, including finance, operations and strategic planning and investment; and
•Strong understanding of the newspaper industry.
Board Committees
The Board has established the following standing committees: the Audit Committee and the CNCG Committee. The Board may, by resolution passed by a majority of the Board, from time to time, appoint other committees to address special projects or matters of interest to the Board.
All of the members of each of the standing committees meet the criteria for independence prescribed by the Nasdaq Rules. Membership of the standing committees is determined periodically by the Board. Adjustments to committee assignments may be made at any time. As of April 20, 2021, membership of each standing committee was as set forth above under “Board Composition.”

The Company’s Board has adopted Corporate Governance Guidelines and charters for the Audit and CNCG Committees of the Board. These documents can be found at the Company’s website, www.tribpub.com.
The Board has determined that each member of the Audit Committee meets the independence and financial literacy requirements of Nasdaq and the SEC. The Board also has determined that Messrs. Minnetian and Reck and Ms. Crenshaw are “audit committee financial experts” under SEC rules and satisfy the financial sophistication requirements of the Nasdaq Rules.
Identification of Executive Officers
The following table sets forth the name, age, and position of each of our executive officers as of December 27, 2020:

Name	Age	Position
Terry Jimenez	49	Chief Executive Officer and President
Michael N. Lavey	63	Interim Chief Financial Officer, Chief Accounting Officer and Controller

Terry Jimenez
For biographical information for Mr. Jimenez, please refer to the “Identification of Directors” section above.
Michael N. Lavey
Mr. Lavey has served as Interim Chief Financial Officer since January 2020 and as Controller and Chief Accounting Officer since May 2018. He previously served as the Company’s Senior Vice President, Corporate Controller since May 2015. Prior to joining the Company, Mr. Lavey served as Vice President and Corporate Controller of A. H. Belo Corporation, a media company, from January 2010 to May 2015, and as controller of the Dallas Morning News in 2009. Earlier in his career, Mr. Lavey held financial management positions with, or served as a financial consultant for, imc2, Alliance Data Systems Corporation, Lighting Science Group Corporation, MetroPCS, Inc., Excel Communications, Inc., BancTec, Inc. and NAC, Inc. Mr. Lavey began his career in the audit function at Arthur Andersen & Co. in 1979.
Delinquent Section 16(a) Reports
Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2020 were complied with by each person who at any time during the 2020 fiscal year was a director or an executive officer or held more than 10% of our common stock, except for the following: a late Form 4 filing for Mr. Michael N. Lavey was filed on February 2, 2021 for the vesting of a previously reported restricted stock unit award that vested on November 8, 2020. The late filing was due to administrative oversight by the Company’s stock administration.
Code of Ethics and Business Conduct
Tribune has a Code of Ethics and Business Conduct that applies to all directors, officers and employees, and a Code of Ethics and Business Conduct for CEO and Senior Financial Officers which can be found at the Company’s website, www.tribpub.com. The Company will post any amendments to the Code of Ethics and Business Conduct, as well as any waivers that are required to be disclosed by the rules of either the SEC or Nasdaq, on the Company’s website. Information on Tribune’s website is not incorporated by reference to the Annual Report on Form 10-K.

Item 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes material elements of our compensation philosophy, summarizes our executive compensation program, and reviews compensation decisions for the following 2020 Named Executive Officers (the “Named Executive Officers” or “NEOs”):

Name	Title
Terry Jimenez	Chief Executive Officer and President
Michael N. Lavey	Interim Chief Financial Officer, Chief Accounting Officer and Controller
Julie K. Xanders	Executive Vice President, General Counsel and Secretary (Former)
Timothy P. Knight	Chief Executive Officer and Chairperson of the Board (Former)
Effective March 1, 2020, Mr. Knight stepped down as President, Chief Executive Officer (“CEO”), Mr. Jimenez was appointed Chief Executive Officer and President and Mr. Lavey was appointed Interim Chief Financial Officer and continued as Chief Accounting Officer and Controller. Effective May 29, 2020 Ms. Xanders stepped down as Executive Vice President, General Counsel and Secretary.
2020 Overview
In 2020, with the global outbreak of novel coronavirus (“COVID-19”) and the declaration of a pandemic by the World Health Organization on March 11, 2020, the world in which we operated changed. The governments in the states in which Tribune operates deemed news publishing and media services as “critical infrastructure” providing essential services and information during the global emergency. As such, Tribune was not subject to business closures requirements. However, the Company’s advertising clients are typically local and regional, small and mid-sized businesses that purchase advertising to drive traffic to their businesses. These are the businesses that have been hit particularly hard by the widespread closures of businesses, government facilities and schools, cancellation of events and sports leagues, restriction on gathering and a significant reduction in economic activity. The decrease in advertising revenue and ongoing disruptions in Tribune’s operations due to the COVID-19 pandemic have adversely impacted its business, results of operations, financial condition and cash flows. Tribune has proactively implemented its business continuity plans and has taken a variety of measures to ensure the ongoing availability of its newspapers and information, while taking appropriate health and safety measures, including implementing remote work policies, where possible, and implementing enhanced cleaning and hygiene protocols in its production facilities. To date, as a result of these business continuity measures, the Company has not experienced disruptions in the distribution of news and information through the Company’s newspapers and websites.
Pay Philosophy
Our executive compensation program is designed to closely tie pay to performance through compensating our executives for the attainment of short-term and long-term goals, the achievement of which we believe will create stockholder value. The CNCG Committee developed our executive pay program in support of the following fundamental pay philosophy guidelines:
•A significant portion of compensation opportunity should be variable and at risk. The majority of our NEOs’ compensation is variable and at-risk and based on the performance of the Company (including stock price performance) and/or its business units so that actual compensation delivered to our NEOs is aligned with the actual performance of the Company.
•Long-term incentives (“LTI”) should weigh heavier than short-term incentives. The incentive compensation for our NEOs focuses more heavily on long-term, rather than short-term, accomplishments and results.
•Pay levels and designs should generally be aligned with market norms among peer companies with whom we compete for executive talent. The Company strives for each NEO’s total compensation package to pay at approximately the 50th percentile of the market.
•Management should be aligned with stockholders through equity compensation. Equity-based compensation is used to align the interests of our NEOs with the interests of our stockholders.

Consideration of Results of 2020 Stockholder Advisory Vote on Executive Compensation; Investor Outreach
At our 2020 Annual Meeting of Stockholders, 32.6% of votes present or represented by proxy at the meeting and entitled to vote were in support of the proposal to approve executive compensation and 53.8% abstained. The CNCG Committee considers the results of annual "say-on-pay" proposals among many other factors in discharging its responsibilities. Throughout the year, we regularly interacted with stockholders regarding Company performance, business strategy and other corporate matters. Relating to corporate governance and executive compensation matters, we are committed to understanding our investors' views and guidelines on best practices and are open to discussing with stockholders the design of our programs.
2020 Compensation Highlights
1.NEO Compensation Tied to Business Performance and Long‑Term Share Price Performance
Our compensation program continues to tie a substantial portion of executive compensation to business performance, making a large portion of executive pay “at-risk.” A large percentage of an executive’s total pay opportunity is either (a) an annual bonus award opportunity under a plan tied to Company and individual performance and/or (b) equity awards, the value of which are linked to our stock price. Under our 2020 management incentive program (“MIP”), as discussed below, the CNCG Committee set our MIP performance targets at rigorous levels it believed were reasonable but not so difficult as to encourage undue risk-taking by our executives. In addition, our compensation design for executives continued to be structured to ensure executives held a significant number of shares of our common stock, vesting over time, to encourage the achievement of long-term stockholder value creation.
2.Pay for Performance—Compensation At Risk
•Our 2020 MIP contained two performance metrics, corporate Adjusted EBITDA and total revenue. For a definition of Adjusted EBITDA see Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations; Adjusted EBITDA in the Form 10-K.
•All NEOs had a portion of their MIP tied directly to Adjusted EBITDA to ensure that executives were focused on the profitability of the Company, in direct alignment with stockholder interests.
•In addition to Adjusted EBITDA, all NEOs had a portion of their MIP opportunity tied to the Company’s consolidated total revenue to reinforce the need for revenue growth.
•All NEOs had a portion of their MIP tied to individual performance that was measured by the achievement of specific goals aligned under each of our strategic goals: People, Audience and Revenue.
•In April of 2020, in light of the adverse impact of COVID-19 on the Company’s operating results, the NEOs agreed to forego earned payments, if any, under the 2020 MIP.
•In fiscal year 2020, actual results for the performance metrics did not meet the threshold established by the CNCG Committee for the 2020 MIP to fund bonus payments to the NEOs. The CNCG Committee designed the 2020 MIP so that the MIP pool would fund and incentive amounts would be paid only if the Company’s consolidated Adjusted EBITDA and revenue performance met the minimum specified thresholds. Since we did not meet those thresholds, our NEOs received no 2020 MIP awards.
•Restricted stock units (“RSUs”) directly tie Named Executive Officer compensation to absolute share price performance and stock option grants reward performance that drives stock price appreciation. Each of our currently employed NEOs has outstanding RSU and option awards, however, no stock options were granted to NEOs in 2020.
•The following charts reflect the composition of the 2020 total pay opportunity for (i) the CEO and (ii) the Interim CFO. These charts (a) included such person’s target 2020 MIP bonus opportunity and (b) averaged the value of the LTI equity awards granted to each of them over the past three years to reflect the value attributable to 2020 as both of them received additional equity awards in 2020.

Good Pay Practices
The Company has adopted many best practices with respect to the executive compensation program, including:
•We pay for performance. A significant portion of total executive compensation is earned by achieving annual goals that increase stockholder value.
•We emphasize equity compensation to reward long‑term growth and stockholder value creation. A significant portion of total executive compensation is earned in the form of stock options and RSUs, which directly tie the Named Executive Officer compensation to both absolute share price performance and share price appreciation.
•We have a Policy on Trading in Securities that prohibits hedging, pledging and other speculative transactions in our securities.
•The CNCG Committee has retained an independent compensation consultant to advise the CNCG Committee regarding the executive compensation program and the risk profile of the Company’s compensation programs. Both our executive management and the CNCG Committee evaluate annually the risks involved with our compensation programs and do not believe that any of our programs creates risks that are reasonably likely to have a material adverse impact on us.
•The CNCG Committee has reviewed a risk analysis of our compensation programs and practices to ensure that appropriate risk mitigation controls are in place.
•The Company’s 2014 Omnibus Incentive Plan (“Omnibus Incentive Plan”) (a) prohibits repricing or replacing stock options with exercise prices below the current fair market value of our common stock without stockholder approval; (b) generally prohibits acceleration of vesting of equity awards except in the case of a change of control, death or disability; and (c) other than with respect to a small number of available shares, prohibits the granting of equity awards that vest in under one year from the date of grant, ensuring the recipient’s interest are aligned with those of our long-term stockholders.
•We have an Executive Compensation Clawback Policy that allows the Company to recoup executive compensation in the event of a restatement of the Company’s financial statements that results in the amount of any performance‑based compensation (cash and equity) paid or awarded to an executive officer being greater than it would have been had it been calculated based on the restated financial statements.
•We have robust stock ownership guidelines that apply to executive officers and directors and annually review compliance.
•Any dividend equivalents on our RSUs are paid only when such units vest.
•We offer executive officers the same group benefit programs as we provide all other employees.
•We provide limited executive perquisites.
•A significant portion of the compensation to our NEOs is awarded in the form of RSUs, the value of which is directly linked to absolute share price performance.
•The Company does not provide any change in control excise or other tax gross-ups for any executives.

Independent Compensation Consultant
The CNCG Committee retained Willis Towers Watson (the “Compensation Consultant”) as its independent compensation consultant. The Compensation Consultant regularly attends CNCG Committee meetings, advises on matters including peer group composition, annual and long‑term incentive plan design and awards and provides market data, analysis and advice regarding compensation for our Named Executive Officers and our non‑employee directors.
Our Approach to Executive Compensation
Our approach to executive compensation is aimed at achieving the following:
•Attract and retain top talent;
•Motivate and reward the performance of senior executives to achieve strategic, financial and operating performance objectives;
•Ensure that our total compensation packages are competitive in comparison to those offered by our peers and that our compensation practices are consistent with high standards of corporate governance; and
•Align our executives’ interests with the long‑term interests of our stockholders.
NEO Compensation
The CNCG Committee oversees all components of the Company’s executive compensation program. During 2020, the Company’s Chief Executive Officer, Chief Human Resources Officer and VP of Human Resources made recommendations to the CNCG Committee regarding executive compensation actions for the Named Executive Officers. The CNCG Committee uses market compensation data, published media industry survey benchmarks, and compensation data from the Company’s Peer Group (as described below), and other qualitative information, in making its compensation determinations for its NEOs.
Peer Group
The Company’s Peer Group is consistent with the prior year. The companies in the Peer Group are as follows:

Revenue (1) (in millions)
AMC Networks Inc. (AMCX)	$2,815
The E. W. Scripps Company (SSP)	$1,857
Fair Isaac Corporation (FICO)	$1,295
Gannett Co., Inc. (GCI)	$3,406
Gray Television, Inc. (GTN)	$2,381
j2 Global, Inc. (JCOM)	$1,490
Lee Enterprises, Incorporated (LEE)	$618
The McClatchy Company (MNI)	$710
Meredith Corporation (MDP)	$2,849
The New York Times Company (NYT)	$1,784
Scholastic Corporation (SCHL)	$1,487
TEGNA, INC (TGNA)	$2,938
Townsquare Media, Inc (TSQ)	$371
(1)    Revenue set forth is based on most recent fiscal year-end reported.
Our Compensation Cycle
In general, compensation is reviewed during the first quarter of every year. This review includes:
•Annual performance reviews for the prior year;
•Base salary increases;
•MIP target awards; and
•Long‑term incentive target awards (including stock options, RSUs and/or performance‑based awards).

The CNCG Committee, in consultation with the Compensation Consultant, reviews and assesses the performance of the Chief Executive Officer and all other Named Executive Officers and authorizes compensation actions it believes are appropriate and commensurate with relevant competitive data and the compensation program.
Primary Compensation Components
The following sections, including information supplied in tabular form, provide information about principles and approaches with respect to base salary, the MIP and LTI target awards.
Base Salary

General Principle	Specific Approach
A competitive salary provides a necessary element of stability. Base salary should recognize individual performance, market value of a position and the executive officer’s tenure, experience and expertise, scope of responsibility, contribution to the Company, and growth in his or her role.

Salary levels are reviewed annually. The CNCG Committee will consider compensation data from the Peer Group. Any increases will be based on overall performance, Company performance and relative competitive market position.
The base salaries of each of our Named Executive Officers as of December 27, 2020 were as follows:

Name	Base Salary
Terry Jimenez	$517,500
Michael N. Lavey (1)	$234,600
Julie K. Xanders (2)	$465,000
Timothy P. Knight (2)	$600,000
(1)Mr. Lavey receives supplemental base salary cash compensation of $20,000 per quarter during such time as Mr. Lavey serves as Interim Chief Financial Officer.
(2)The former NEOs separated from the company in January and May 2020, and pursuant to their executive employment agreements, were compensated by salary continuation throughout 2020. Salary continuation continues for 52 weeks after separation from the Company.
Terry Jimenez received a $25,000 increase to his base salary in January 2020 due to additional responsibilities and Michael N. Lavey receives quarterly supplemental cash payments of $20,000, in consideration for Mr. Lavey’s service as the Company’s Interim Chief Financial Officer.
The Company implemented broad-based pay reductions in April 2020 which affected three of the NEOs. Terry Jimenez forfeited two weeks’ pay amounting to $22,115, received a reduction of base salary of $57,500 and his MIP opportunity was reduced by $64,688. Michael N. Lavey received a reduction of base salary of $20,400 and his MIP opportunity was reduced by $8,160. Julie K. Xanders received a reduction base salary of $41,850 and her MIP opportunity was reduced by $21,925, but the amount of her severance payout was based on her previous salary.

Management Incentive Program (MIP)

General Principle	Specific Approach
The MIP is designed to provide an opportunity for our executive officers to earn incentive awards tied to annual performance. The program aligns the focus of our executive officers with Company‑wide and business unit‑specific financial and operating measures. The MIP is the key compensation tool for aligning short‑term realized pay for the management team with the attainment of key operating imperatives.

The 2020 MIP was designed to emphasize financial and/or individual goals. Bonus opportunities were based on a mixture of our consolidated financial performance and individual performance as described below.

We structure the MIP awards to achieve competitive compensation levels when targeted performance results are achieved. We use levels when targeted performance results are achieved. We use objective formulas to establish potential MIP performance awards, and the CNCG Committee then has negative, but not positive, discretion to decrease awards from the amount calculated under the MIP.

The 2020 MIP provided for an annual cash payment to participating executive officers established as a target percentage of base salary. Any MIP payment is the product of the annual base salary rate multiplied by the target base salary percentage multiplied by the MIP annual performance factor based on the approved metrics. The CNCG Committee may approve negative discretionary adjustments with respect to MIP awards for executive officers.

Overview of the MIP
2020 Internal Performance Metrics (Corporate Level)

Performance Metric	Why this Metric
Adjusted EBITDA	Adjusted EBITDA reflects the Company’s emphasis on profitability and cost-containment and is a measure of total operating performance of the enterprise.
Total Revenue (1)	Total Revenue reflects the Company’s emphasis on growing the business.
(1)    Total Revenue as presented in the Consolidated Statements of Income (Loss).
2020 MIP Design
The 2020 MIP was designed so that a bonus pool would fund at 100% if the Company achieved an Adjusted EBITDA goal of $105 million. The 2020 MIP design was structured with a minimum threshold of 90% of the Company Adjusted EBITDA goal to be achieved in order to fund the pool at an initial 50% payout, with payments increasing on a sliding scale to the target of 100%. Once the pool is funded, individual payments are calculated based on a combination of performance against the Adjusted EBITDA target, performance against a total revenue target of $903 million, with a 95% of minimum achievement threshold, and performance against individual goals. Based on, among other things, comparable market and peer data received from its Compensation Consultant, as well as on recommendations from management, the CNCG Committee set the Adjusted EBITDA and Revenue targets as set forth in the table below.

Target (in millions)
Adjusted EBITDA (after the effect of the MIP)	$105
Total Revenue	$903
2020 MIP Performance Target and Performance
The CNCG Committee established 2020 MIP performance targets for the Named Executive Officers based on the performance metrics discussed above and the Company’s annual operating plan, taking into consideration the Company’s aspirational business and strategic goals. Successful attainment is achievable only if the Company performs at the established level. Goals are set to be attainable but yet to stretch an executive officer to perform at a high level, lead a high performing team, and do so without incentivizing undue risk-taking.

2020 Target MIP Award as a Percentage of Base Salary
The following table shows the performance metrics and target MIP award (as a percentage of base salary) for each Named Executive Officer under the 2020 MIP. As structured, 2020 MIP awards to our NEOs could not exceed two times the target amount, regardless of Company or individual performance.

	Metric and % Weighting			Target Award (as a % of Base Salary)
Named Executive Officer	Adjusted EBITDA	Revenue	Individual Goals
Terry Jimenez	60%	20%	20%	112.5%
Michael N. Lavey	60%	20%	20%	40.0%
Julie K. Xanders	60%	20%	20%	50.0%
In April of 2020, in light of the adverse impact of COVID-19 on the Company’s operating results, the NEOs agreed to forego earned payments, if any, under the 2020 MIP.
Key individual goals for our NEOs generally consisted of the following:
•For Mr. Jimenez
◦Celebrate employee successes, provide business updates on a regular basis, and make progress on diversity representation in Management and the Newsrooms
◦Launch product experience enhancements and improve Advertising viewability
◦Grow Digital Subscribers to 425,000 in 2020
• For Mr. Lavey
◦Drive development of an employee recognition program and celebrate victories frequently
◦Provide credible reporting and timely insights for managing the Company while maintaining a strong control environment
◦Establish working relationship with all market and corporate function leaders and enhance operating leadership’s reliance on Finance
•For Ms. Xanders
◦Mitigate the Company’s legal risk by developing and delivering legal based training to appropriate individuals within the Company
◦Deliver high quality legal services in order to support the Company’s business strategy and operating goals while maintaining compliance with legal obligations placed on a public company
◦Develop data privacy compliance strategy post passage of the California Consumer Privacy Act and the anticipated spread of data privacy laws
The CNCG Committee reviewed each executive’s 2020 performance against his or her individual goals in connection with their leadership responsibility. However, 2020 MIP bonus payments to Named Executive Officers were not approved by the CNCG Committee, as the Company’s financial performance did not meet the threshold financial performance required under the MIP.

Actual Company Performance under the 2020 MIP and Actual 2020 MIP Awards

	Target (in millions)	Actual Results (in millions)	Payout %	Weight	Earned Percentage
Adjusted EBITDA (1) (2)	$105	$92.8	0.0%	60%	0.0%
Total Revenue (1)	$903	$799.4	0.0%	20%	0.0%
Individual Performance Goals			0.0%	20%	0.0%
Earned Percentage					0.0%
(1) includes BestReviews results
(2) includes MIP expense

Named Executive Officer	Target 2020 MIP (1)	Earned Percentage	Actual MIP Payment
Terry Jimenez	$579,600	0.0%	0.0%
Michael N. Lavey	$93,840	0.0%	0.0%
Julie K. Xanders	$113,925	0.0%	0.0%
(1) Ms. Xanders’ 2020 MIP target was adjusted to 49% for the portion of the year she was employed by the Company.

Long‑Term Incentive Awards Program
The Company’s long‑term incentive award program for senior executives has two components, each of which directly ties long‑term compensation to long‑term value creation and stockholder return:
•RSUs and
•Non‑qualified stock option awards.
In connection with Mr. Jimenez’s appointment to CEO, he received a grant of 85,000 RSUs vesting on the first anniversary of the grant, subject to his continued service and subject to acceleration upon certain events. In connection with Mr. Lavey’s appointment as Interim Chief Financial Officer, Mr. Lavey received a grant of 10,000 RSUs vesting 25% on each anniversary of the grant, subject to his continued service and subject to acceleration upon certain events
Restricted Stock Unit Component
Grants of RSUs provide Named Executive Officers with stock ownership of unrestricted shares after the restriction lapses. In the judgment of the CNCG Committee, individuals in positions most likely to assist in the Company’s long‑term value creation goals and to create stockholder value over time should generally receive RSUs.
Key elements of the RSU program are:
•RSUs provide the same economic risk or reward as restricted stock, but recipients do not have voting rights and do not receive cash dividends during the restriction period. Dividend equivalents are accrued and paid in cash upon vesting of the RSUs. Vested RSUs are settled in shares.
•RSUs are generally subject to a three-year or four‑year restriction period and will vest in three or four equal annual installments, as applicable.
In certain cases, such as for new hires, to facilitate retention or for significant promotions, selected employees may receive RSUs subject to different vesting terms.
Non‑Qualified Stock Options Component
Non‑qualified stock options permit optionees to buy the Company’s common stock in the future at a price equal to the common stock’s value on the date the option was granted, which is the option exercise price.

Key elements of the non‑qualified stock option program are:
•The option exercise price of stock options awarded was the Nasdaq closing price of the Company’s common stock on the date of grant.
•The options will vest in three or four equal annual installments.
•Options cannot be exercised prior to vesting.
•The options expire seven years after the grant date.
•The Omnibus Incentive Plan prohibits the repricing of, or exchange of, stock options that are priced below the prevailing market price of our common stock with lower priced stock options without stockholder approval.
The following table provides an overview of some of the main characteristics of RSUs and non‑qualified stock options.

RSUs	Non-Qualified Stock Options
An RSU award is a promise to deliver to the recipient, upon vesting, shares of the Company’s common stock.	Non‑qualified stock options provide the opportunity to purchase the Company’s common stock at a specified price called the “exercise price” at a future date.
Holders of RSUs are not entitled to vote the shares and do not receive cash dividends during the restriction period. Dividend equivalents are paid in cash upon the vesting of RSUs.	Stock option holders do not receive dividends on shares underlying options and cannot vote the shares underlying options.
RSUs have intrinsic value on the day the award is received and retain some realizable value even if the share price declines during the restriction period, so each provides strong employee retention value.

Non‑qualified stock options increase focus on activities primarily related to absolute share price appreciation. The Company’s non‑qualified stock options will expire seven years after their grant date. If the value of the Company’s common stock increases and the optionee exercises his or her option to buy at the exercise price, the optionee receives a gain in value equal to the difference between the option exercise price and the price of the stock on the exercise date. If the value of the Company’s common stock fails to increase or declines, the stock option has no realizable value. Stock options provide less retention value than RSUs because stock options have realizable value only if the share price appreciates over the option exercise price before the options expire.

Stock Ownership Guidelines
In order to further align the interests of our executive officers and directors with those of our stockholders, our Board of Directors (the “Board”) has adopted stock ownership guidelines under which our executive officers and directors are required to achieve the following holdings by March 1, 2022 for those subject to the guidelines when adopted in March 2017 or, for any other executives and directors, within five years of becoming subject to the guidelines:

Leadership Position	Value of Shares
Chief Executive Officer	5x base salary
Chief Financial Officer	3x base salary
Other Executive Officers	1x base salary
For purposes of determining an individual’s ownership level, shares held outright, unvested RSUs and deferred stock units are included in the calculation, but unvested options are not. As of the date of this Form 10-K/A, each person covered by our stock ownership guidelines either was already in compliance with the guidelines or was on track to be in compliance over the accumulation period based on anticipated vesting of currently outstanding equity awards and/or the expectation of future equity grants.

Severance Plan Arrangements
The employment agreements with each of the Named Executive Officers provide for a specified severance payment in the case of certain termination events. The Company’s current form of executive employment agreement provides for severance in connection with a change of control only if the executive’s employment ceases upon or within two years after that change in control, a so-called “double trigger” (i.e., the benefits are payable only upon a termination of employment under specified circumstances within two years of a change in control of the Company). The severance‑related terms of the employment agreements with the Named Executive Officers and the severance guidelines are described in more detail in “Named Executive Officer Compensation—Potential Payments Upon Termination or Change in Control.”
Employee Benefits and Perquisites
Our Named Executive Officers are eligible for the same benefits as full‑time employees generally, including life, health, and disability insurance and defined contribution retirement benefits. We do not offer supplemental executive benefits of any kind, and perquisites are not a material item of our compensation program for our executive officers.
Recoupment Policy
Our Executive Compensation Clawback Policy provides that we will, subject to applicable law, seek recoupment of executive officers’ performance‑based compensation (cash and equity) in the event of a restatement of our financial statements (other than due to changes in accounting rules) if the CNCG Committee determines that the amount of any performance‑based compensation actually paid or awarded to an executive officer would have been lower had it been calculated based on the restated financials. We would seek recoupment of such amounts previously paid or awarded over the amounts that would have been paid or awarded based on the restated financials. Based on a consideration of all relevant facts and circumstances, the CNCG Committee can determine to not seek recovery of these excess amounts if it determines that to do so would be unreasonable or not in our best interests. Each Named Executive Officer is subject to this policy.
Consideration of Tax and Accounting Impacts
The CNCG Committee may consider tax and accounting implications in designing the Company’s compensation programs. However, the CNCG Committee believes that in establishing the compensation programs for our executive officers, the potential tax and accounting implications of those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor.
Risk Assessment of Executive Officer Compensation
The CNCG Committee believes the various components of the total compensation package of the executive officers, as discussed above, are appropriately balanced so as to avoid any excessive risk taking by such individuals. First, long‑term equity awards tied to the market price of our common stock represent a significant component of executive officer compensation and promote a commonality of interest between the executive officers and our stockholders in increasing stockholder value. More specifically, a substantial portion of the equity awards is in the form of RSUs. The use of such RSUs mitigates the potential risk that stock options, which are granted from time to time to NEOs, might otherwise pose to risk taking in the short term. RSUs provide varying levels of compensation as the market price of our common stock fluctuates over time, and they are less likely to contribute to excessive risk taking. Furthermore, the equity awards, whether in the form of stock options or restricted stock unit awards, generally will vest over a period of years, and that vesting element encourages the award recipients to focus on sustaining our long‑term share price performance. Additionally, because equity awards are typically made on an annual basis, the executive officers always have unvested awards outstanding that could decrease significantly in value if our business is not managed to achieve its long‑term goals. In addition, under the 2020 MIP, an individual bonus amount is established for each executive officer at each level of potential goal attainment. Accordingly, at all levels of performance goal attainment, there are limits in place for the potential bonus payout. In addition, a maximum bonus amount is established for each participant such that no participant may earn more than a fixed percentage of the participant’s base salary. Accordingly, our overall compensation structure is not overly‑weighted toward short‑term incentives, and the CNCG Committee has taken what it believes are reasonable steps to protect against the potential of disproportionately large short‑term incentives that might encourage excessive risk taking.

COMPENSATION, NOMINATING AND CORPORATE GOVERNANCE COMMITTEE REPORT
The Compensation, Nominating and Corporate Governance Committee has reviewed and discussed the Compensation Discussion and Analysis above, and, based on such review and discussions, has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.
The Compensation, Nominating and Corporate Governance Committee
Richard A. Reck, Chairperson
Carol Crenshaw
Dana Goldsmith Needleman

NAMED EXECUTIVE OFFICER COMPENSATION
2020 Summary Compensation Table
The following table shows, for services performed during the designated year, compensation awarded to or earned by our Chief Executive Officer, our Chief Financial Officer and the other most highly compensated individuals who served as Named Executive Officers as of December 27, 2020.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Terry Jimenez	2020	$510,769	$—	$1,067,600	$—	$—	$11,400	$1,589,769
Chief Executive Officer and	2019	$546,250	$—	$988,500	$—	$363,470	$11,200	$1,909,420
President	2018	$475,000	$—	$—	$—	$—	$11,000	$486,000

Michael N. Lavey	2020	$240,092	$—	$125,600	$—	$—	$83,403	$449,095
Interim Chief Financial Officer
and Controller

Julie K. Xanders (4)	2020	$190,292	$—	$—	$—	$—	$315,225	$505,517
EVP/General Counsel	2019	$465,000	$—	$—	$—	$192,061	$11,200	$668,261
	2018	$465,000	$—	$—	$—	$—	$11,000	$476,000

Timothy P. Knight (5)	2020	$103,846	$—	$—	$—	$—	$501,231	$605,077
Chief Executive Officer and	2019	$600,000	$—	$1,647,500	$—	$495,640	$11,200	$2,754,340
President	2018	$600,000	$—	$—	$—	$—	$11,000	$611,000
(1)Amounts reflect the aggregate grant date fair value of awards granted during the fiscal year noted as computed in accordance with FASB ASC Topic 718, excluding the effect of any estimated forfeitures. These amounts reflect the Company’s accounting expense to be recognized over the vesting period of the awards and do not correspond to the actual value that will be realized by the Named Executive Officers. Assumptions used in the calculation of these amounts are described in the Company’s audited financial statements included in the Company’s Annual Report of Form 10-K for each fiscal year.
(2)Amounts reflect the payouts under the MIP, which are described in the “Compensation Discussion and Analysis” section above.
(3)Amounts include 401(k) retirement plan matching contributions in the following amounts: Mr. Jimenez - $11,400; Mr. Lavey - $9,996; Ms. Xanders - $8,506 and Mr. Knight - $5,077. With respect to Ms. Xanders, the 2020 amount also includes the following amounts paid (as required by her employment agreement) as severance upon the termination of her employment without cause during 2020: $306,719 in salary continuation payments. With respect to Mr. Knight the 2020 amount also includes the following amounts paid (as required by his employment agreement) as severance upon the termination of his employment without cause during 2020: $496,154 in salary continuation payments. With respect to Mr. Lavey, the 2020 amount also includes $73,407, reflecting payments of $20,000 per quarter for serving as Interim Chief Financial Officer.
(4)Ms. Xanders’s employment with the Company terminated May 29, 2020.
(5)Mr. Knight’s employment with the Company terminated in March 1, 2020.

Grants of Plan‑Based Awards Table
The following table shows equity and non‑equity incentive plan compensation opportunities granted to our Named Executive Officers under our management incentive plan during the fiscal year ended December 27, 2020.

					All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)
		Estimated Future Payouts Under NonEquity Incentive Awards (1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum($)
Terry Jimenez	1/31/2020	289,800	579,600	1,159,200	85,000	1,067,600
Michael N. Lavey	1/31/2020	46,920	93,840	187,680	10,000	125,600
Julie K. Xanders	—	56,963	113,925	227,850	—	—
Timothy P. Knight	—	—	—	—	—	—
(1)These columns show the threshold, target and maximum payouts under the 2020 MIP, which is described in the “Compensation Discussion and Analysis” section of this Form 10-K/A. In April of 2020, in light of the adverse impact of COVID-19 on the Company’s operating results, the NEOs agreed to forego earned payments, if any, under the 2020 MIP.
(2)Ms. Xanders’ 2020 MIP target was adjusted to 49% for the portion of the year she was employed by the Company.
Employment Agreements
The Company has entered into employment agreements with our currently employed Named Executive Officers as described below. Each agreement provides for certain payments and benefits to the executive upon separation from us as described below in “Potential Payments Upon Termination or Change in Control.” Each agreement also contains certain restrictive covenants for our benefit and requires the executive to maintain the confidentiality of our confidential information. The equity awards described in each agreement will be subject to such other terms as set forth in the Omnibus Incentive Plan and applicable award agreements. The employment agreements generally provide for a minimum base salary and target bonus opportunity.
Terry Jimenez
The term of his employment agreement was originally scheduled to expire on April 3, 2021, but was extended in an amendment as of February 15, 2021. Such amendment also provides for an annual base salary of at least $517,500 and a target annual cash bonus opportunity of at least 112.5%. The amendment extended the term of his employment agreement indefinitely.
Michael N. Lavey
Pursuant to his employment agreement, effective April 4, 2018, Mr. Lavey is entitled to receive an annual base salary of at least $255,000 and has a target annual cash bonus opportunity of at least 40% of base salary. Mr. Lavey’s annual base salary was reduced to $234,600 in April 2020 in connection with the company-wide pay reductions in April 2020.

2020 Outstanding Equity Awards at Fiscal Year‑End Table
The following table shows the outstanding stock options and unvested RSU awards held by each Named Executive Officer as of December 27, 2020.

		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#)				Number of Shares or Units of Stock That Have Not Vested (3)	Market Value of Shares of Units of Stock That Have Not Vested (4)
Name	Grant Date	Exercisable	Unexercisable (1)	Option Exercise Price (2)	Option Expiration Date
Terry Jimenez	8/2/2016	112,500	—	$14.87	8/2/2023	—	$—
	1/31/2020	—	—	$—	—	85,000	$1,083,750

Michael N. Lavey	4/2/2018	—	—	$—	—	3750	$47,813
	8/10/2018	—	—	$—	—	1,500	$19,125
	3/25/2019	—	—	$—	—	3,750	$47,813
	1/31/2020	—	—	$—	—	10,000	$127,500
	11/8/2017	—	—	$—	—	1,875	$23,906

Julie K. Xanders	5/7/2013	6,301	—	$14.02	8/26/2021	—	$—
	8/29/2014	7,000	—	$19.20	8/26/2021	—	$—
	3/9/2015	7,000	—	$17.41	8/26/2021	—	$—
	4/3/2017	—	—	$—	—	5,289	$67,435

Timothy P. Knight	2/23/2017	112,500	—	$14.89	5/29/2021	—	$—
(1)The stock option awards granted in 2014, 2015, 2016 and 2017 were pursuant to the Omnibus Incentive Plan. Each stock option award is fully vested and has a term of seven years; provided, however, that pursuant to the terms of our option award agreements, upon certain termination events, including a termination without cause, the option term may be shortened to 90 days from the date of termination. Vesting is subject to continued service. Stock options with a grant date of May 7, 2013 for Ms. Xanders were granted pursuant to the Tribune Media Company 2013 Equity Incentive Plan and converted to the Company’s stock options under the Omnibus Incentive Plan. These stock options awards had an original term of ten years, which was shortened upon her resignation.
(2)The per share option exercise price represents the closing price of the Company’s common stock on the date of grant.
(3)The RSUs were granted pursuant to the Omnibus Incentive Plan. The 2020 RSU award to Mr. Jimenez vests on the first anniversary of the grant. The 2020 RSU award to Mr. Lavey vests 25% on each anniversary of the grant over four years. Vesting is subject to continued service.
(4)Market value was determined by multiplying the number of RSUs by $12.75 (the closing price of the Company’s common stock on December 24, 2020, the last day of trading in fiscal year 2020).
2020 Option Exercises and Stock Vested Table
The RSUs vested for the Named Executive Officers for the fiscal year ended December 27, 2020 are as follows. No options were exercised in 2020.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Terry Jimenez	85,000	$970,875
Michael N. Lavey	6,500	$63,569
Julie K. Xanders	20,218	$222,893
Timothy P. Knight	187,500	$2,403,125
(1)Based on the closing price of the Company’s common stock on the vesting date.

Elements of Post‑Termination Compensation and Benefits
Employment Agreements
The Company (or a subsidiary thereof) has employment agreements with each of our executive officers. The employment agreements provide for certain payments and benefits to the executive officer upon the executive officer’s separation from us as described below in “Potential Payments Upon Termination or Change in Control”.
Change in Control Provisions for Equity Awards
Change in Control Provisions in the Omnibus Incentive Plan.
The Omnibus Incentive Plan is administered by the CNCG Committee or such other committee as our Board may from time to time designate (the “Plan Committee”). Upon a change in control, no cancellation, acceleration of exercisability or vesting, lapse of any restricted period or settlement or other payment will occur with respect to any outstanding awards, if the Plan Committee reasonably determines in good faith, prior to the occurrence of the change in control, that such outstanding awards will be honored or assumed or new rights substituted therefor (such honored, assumed or substituted awards, “Alternative Awards”). Alternative Awards must provide a participant with substantially equivalent rights and entitlements and provide for accelerated vesting in the event a participant’s employment is terminated without “cause” within 12 months after the change in control.
If the Plan Committee reasonably determines in good faith, prior to the occurrence of the change in control, that no Alternative Awards will be provided, then, (A) all unvested awards (other than performance awards) shall vest and the restricted period on that award shall lapse; (B) each outstanding option and stock appreciation right (“SAR”) will vest and be canceled in exchange for a cash payment equal to (x) the excess, if any, of the change in control price over the exercise price of such option or SAR, multiplied by (y) the aggregate number of shares of common stock covered by such award; (C) each outstanding performance award with a performance cycle in progress at the time of the change in control shall be deemed to be earned and become vested and paid out based on the performance goals achieved as of the date of the change in control (which performance goals shall be pro‑rated, if necessary or appropriate, to reflect the portion of the performance cycle that has been completed), and all other performance awards shall terminate and be forfeited upon consummation of the change in control; (D) cash awards that are vested but unpaid shall be paid in cash; and (E) each outstanding restricted stock, RSU, performance shares and performance units and other stock‑based awards shall vest, the restricted period (if any) on all such outstanding awards shall lapse and shares of common stock issued or the awards may be canceled in exchange for a cash payment equal to (x) the change in control price, multiplied by (y) the aggregate number of shares of common stock covered by such award; provided, however that no award that is subject to Section 409A of the Code shall be canceled in exchange for a cash payment unless such payment may be made without the imposition of any additional taxes or interest under Section 409A of the Code.
If the Plan Committee reasonably determines in good faith, prior to the occurrence of the change in control, that no Alternative Awards will be provided, then the Plan Committee may determine, in its discretion, to cancel some or all awards in exchange for a cash payment based on the change in control price or may, in its discretion, accelerate the exercisability or vesting or lapse of any restricted period with respect to all or any portion of any outstanding award.
Awards to Executives Under the Omnibus Incentive Plan. The awards granted under the Omnibus Incentive Plan provide for accelerated vesting as follows:
•Death or Disability. Upon termination of employment of the executive officer by reason of death or disability, the unvested portion of the award will vest in full and stock options will remain exercisable for one year following the termination of employment, but not later than the original term of the option as determined by the Plan Committee when granted (generally seven years).
•Change in Control. If the executive officer will not receive an Alternative Award satisfying the conditions set forth in the Omnibus Incentive Plan, in the event of a change in control occurring prior to the applicable vesting date, the unvested portion of the award will vest in full and in the case of stock options, if so directed by the Plan Committee, will be cancelled in exchange for a payment equal to the excess, if any, of the price paid for a share of common stock in the transaction resulting in the change in control over the applicable exercise price. In addition, in February 2016, all then-outstanding RSUs and stock options held by Ms. Xanders were amended to also provide for full acceleration of the unvested shares in the event of (a) a termination of employment without cause within two years following a change in control, (b) the change in control occurs during the term of their respective employment agreements and (c) they timely sign a release and waiver of claims. The equity grants awarded after this amendment to Mr. Jimenez and Ms. Xanders (other than the April 2017 RSU grant to Ms. Xanders) include a similar provision.
Potential Payments Upon Termination or Change in Control
The employment agreements with each of our executive officers provide for certain payments and benefits upon a separation from the Company. To the extent applicable, “cause” and “good reason” are defined in the employment agreements. If any payments or benefits payable under the employment agreements will be subject to a parachute excise tax under Section 4999 of the Internal Revenue Code, the Company will pay to the executive officer either (a) the full amount of such payments or benefits or (b) the full amount reduced by an amount that prevents any portion from being an excess parachute payment with the meaning of Code Section 280G, whichever results, on an after-tax basis, in the greater amount payable to the executive officer.
Terry Jimenez
Pursuant to Mr. Jimenez’s employment agreement if the Company terminates his employment without cause (and other than due to death or disability) or he resigns for good reason, subject to his execution and non-revocation of a release of claims, the Company will pay him, in addition to his previously-accrued compensation, the following severance: (i) an amount equal to his base salary paid via lump sum, less all required or authorized deductions, and payable in in accordance with the Company's then-effective payroll practices; (ii) any unpaid annual bonus with respect to the fiscal year immediately preceding the fiscal year of termination of employment, and (iii) a pro-rata amount of the Annual Bonus based on actual year-to-date performance of Adjusted EBITDA relative to the Board approved Adjusted EBITDA plan with respect to the fiscal year of termination of employment, based on the number of days in such fiscal year elapsed through the termination date, said pro-rated Annual Bonus payment to be paid as soon as practicable following the termination date.
In addition to such amounts, if there is a change in control (as defined in Mr. Jimenez’s employment agreement) of the Company during the term of Mr. Jimenez’s employment agreement and (1) the Company terminates his employment for any reason other than death, disability, or for cause, or he resigns for good reason (as cause and good reason are defined in his employment agreement) within two years of that change in control and (2) Mr. Jimenez executes a waiver and release of claims and does not revoke it, then all of his unvested equity awards will vest in full.
Michael N. Lavey
Pursuant to Mr. Lavey’s employment agreement, if the Company terminates his employment without cause (and other than due to death or disability) or he resigns for good reason, subject to his execution and non-revocation of a release of claims, the Company will pay him, the following severance: (i) an amount equal to his annual base salary paid via salary continuance over a 52 week period from his date of termination (which includes quarterly supplemental cash payments of $20,000, in consideration for Mr. Lavey’s service as the Company’s Interim Chief Financial Officer), less all required or authorized deductions, and payable in in accordance with the Company's then-effective payroll practices; (ii) any unpaid annual bonus, in the event the Company bonus is paid, with respect to the calendar year immediately preceding the calendar year of termination of employment; and (iii) a pro-rata amount of the annual bonus, in the event the Company bonus is paid, based on actual performance with respect to the calendar year of termination of employment, based on the number of days worked in such calendar year, said pro-rated annual bonus payment to be made at the time and in the same manner as other executive officers of the of the Company.
In addition to such amounts, if there is a change in control (as defined in Mr. Lavey’s employment agreement) of the Company during the term of Mr. Lavey’s employment agreement and (1) the Company terminates his employment for any reason other than death, disability, or for cause, or he resigns for good reason (as cause and good reason are defined in the employment agreement) within two years of that change in control and (2) Mr. Lavey executes a waiver and release of claims and does not revoke it, then all of his unvested equity awards will vest in full.
Estimated Payments Upon Termination or Change in Control at Year End Table
The following table shows the estimated incremental compensation for Messrs. Jimenez and Lavey as of December 27, 2020, in the event a termination of employment without cause (and other than due to death or disability) or resignation for good reason or a change in control had occurred on that date. The table does not include benefits generally available to all employees or payments and benefits that the Named Executive Officers would have already earned during their employment with us whether or not a termination or change in control event had occurred. In addition, the table does not include pro rata incentive bonuses for the year of termination because December 27, 2020 was the last day of the fiscal year and the incentive amounts for 2020 are set forth in the Non-Equity Incentive Plan Compensation column of the 2020 Summary Compensation Table. Actual amounts payable can only be determined at the time of termination or change in control and any reduction pursuant to the employment agreements in payments that would otherwise be subject to parachute excise tax at such time is not reflected in the table below.

	Benefit	Before Change of Control Termination Without Cause or for Good Reason	On or After Change of Control Termination Without Cause or for Good Reason (1)
Terry Jimenez	Cash Severance	$517,500	$814,992
	RSU Acceleration (2)	$—	$1,083,750
	Option Acceleration (3)	$—	$197,902
	Total	$517,500	$2,096,644
Michael N. Lavey	Cash Severance	$314,600	$362,551
	RSU Acceleration (2)	$283,531	$434,938
	Total	$598,131	$797,489
(1)RSU acceleration and stock option acceleration in connection with a change in control require termination of employment without cause or resignation for good reason if the awards are assumed or substituted; however, the awards will vest upon a change of control if the awards are not assumed or substituted. In addition, all of the outstanding awards of Messrs. Jimenez and Lavey, specifically provide for acceleration of the vesting of awards upon termination of employment without cause or resignation for good reason within specified periods of time after a change of control. The numbers in this column assume assumption of the awards and within 12 months of a change of control either a termination of employment without cause or, for all Named Executive Officers’ equity grants outstanding as of December 27, 2020.
(2)Calculated by multiplying the number of accelerated RSUs by $12.75 (the closing price of the Company’s common stock on December 24, 2020, the last trading day on Nasdaq during our 2020 fiscal year).
(3)Calculated by multiplying the number of shares underlying accelerated options by the excess, if any, of (i) $12.75 (the closing price of the Company’s common stock on December 24, 2020, the last trading day on Nasdaq during our 2020 fiscal year) over (ii) the exercise price of the applicable options.
Mr. Knight stepped down as Chief Executive Officer, President and Chairman of the Board, effective March 1, 2020, and continued his employment with the Company through March 1, 2020. The Company and Mr. Knight agreed that in satisfaction of Mr. Knight’s severance rights under his employment agreement with Tribune Publishing Company, LLC, Mr. Knight received continuation of his base salary for one year through February 28, 2021 ($600,000), his bonus for 2019 and certain benefit continuation.
Pursuant to Ms. Xanders’ employment agreement, the Company is paying her as severance her base salary ($465,000) over 52 weeks. If there had been a MIP payout to NEOs for 2020, Ms. Xanders would also have received pursuant to her employment agreement a prorated MIP payout but since no MIP payout was made to any NEO, Ms. Xanders did not receive a prorated MIP payout

2020 Pay-Ratio
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are required to disclose the annual total compensation of our median employee, the annual total compensation of our Chief Executive Officer, and the ratio of these two amounts. We have estimated the 2020 annual total compensation of our median employee to be $51,857. The ratio of the estimated annual total compensation of our median employee to the annual total compensation of our CEO was 1 to 38. We selected the median employee based on our employee base (excluding Mr. Jimenez) as of December 31, 2020 using 2020 Box 1 W-2 compensation. For purposes of calculating the ratio, after determining our median employee, we calculated that employee’s compensation for purposes of this ratio in the manner consistent with SEC rules for the Summary Compensation Table and compared it to Mr. Jimenez’s total compensation in that same table.
CNCG Committee Interlocks and Insider Participation
None of the members of the CNCG Committee was at any time during fiscal 2020 or at any other time thereafter, an officer or employee of the Company, and none had or has any relationships with the Company that are required to be disclosed under Item 404 of Regulation S‑K, except as otherwise disclosed under “Related Person Transactions.” None of the Company’s executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on the Company’s Board of Directors or CNCG Committee, during fiscal 2020.

Director Compensation
For 2020, the applicable components of the Company’s non‑employee director cash and equity compensation were as follows:

Annual Retainers Paid to Non-Employee Directors (1)
Annual restricted stock retainer	$140,000
Annual cash retainer	$45,000
Annual cash retainer for Board Chairperson	$100,000

Additional Committee Compensation
Audit Committee Chairperson—annual cash retainer	$20,000
CNCG Committee Chairperson—annual cash retainer	$20,000
Audit Committee Member—annual cash retainer	$10,000
CNCG Committee Member—annual cash retainer	$10,000
(1)The Company’s non-employee director compensation program provides: (a) restricted stock awards to provide directors with immediate voting rights, with the number of such restricted shares based on the value of the award (as set forth in the table above) divided by the closing price of the Company’s common stock on the date of grant, rounded up, (b) an annual cash retainer to directors, and (c) an annual cash retainer to committee chair and members.
Awards granted as a part of the Company’s non‑employee director compensation program are reviewed annually by the CNCG Committee, who recommends any changes to the program to the full Board of Directors. Non-employee director equity awards were granted pursuant to the Company’s Omnibus Incentive Plan on May 21, 2020. These awards vest one year from the date of grant, as long as the Director continues to serve as a Director through the earlier of (a) the first anniversary of the date of grant and (b) the day immediately prior to the first annual meeting of stockholders of the Company after the date of grant. The vesting of restricted stock will also be immediately accelerated upon a Director’s death or disability. As set forth in the Omnibus Incentive Plan, upon a Change in Control (as defined in that plan), the vesting of the equity awards will generally fully accelerate unless an Alternative Award (as defined in that plan) is made to the director.
Our non-employee directors may elect to convert all or a portion of their annual cash retainers, as applicable, into RSUs. Our non-employee directors may also elect to defer the receipt of restricted stock they otherwise would receive. Any such conversions or deferrals are made by timely filing an election to establish a notional deferred stock account in compliance with applicable tax rules. Each deferred unit credited to such an account represents an unfunded obligation of the Company to issue a share of common stock on a future payment date. Shares will be issued with respect to such deferred units upon the earlier of (i) termination of the individual’s service as a director of the Company or (ii) a change in control (as defined in the Omnibus Incentive Plan). Our directors are also reimbursed for reasonable Company-related travel expenses.
The following table shows compensation earned by or paid to non‑employee directors who served as directors for any portion of fiscal 2020. Messrs. Jimenez and Knight, our current and former Chief Executive Officers, respectively, did not receive additional compensation for their service on the Board of Directors.
2020 Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)

Carol Crenshaw	$56,030	$140,006	$196,036
Philip G. Franklin	$146,540	140,006	286,546
Christopher Minnetian	$87,278	140,006	227,284
Dana Goldsmith Needleman	$65,728	140,006	205,734
Richard A. Reck	$73,270	140,006	213,276
Randall D. Smith (3)	$32,325	116,675	149,000
(1)On May 21, 2020, each of Ms. Crenshaw and Mr. Reck received a fully-vested restricted stock unit award for the following number of shares pursuant to their respective elections to defer and convert all or a portion of their cash fees for 2020 into RSUs: Ms. Crenshaw, 5,974 RSUs; and Mr. Reck, 5,859 RSUs. During 2020, Ms. Needleman and Messrs. Franklin and Minnetian received cash compensation relating to their Committee and Chair appointments made during 2019 of $18,318, $21,550 and $22,628, respectively. For cash compensation paid to all non-employee directors in 2020, the

Board approved a reduction of 13.8% in-line with other compensation reductions at the Company due to the economic impact of the global COVID-19 pandemic.
(2)The dollar amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB Codification Topic 718, Compensation – Stock Compensation (“FASB ASC Topic 718”) for awards granted during the fiscal year ended December 27, 2020, On May 21, 2020, Mses. Crenshaw and Needleman and Messrs. Franklin, Reck and Minnetian received 14,926 shares of restricted stock, respectively.
(3)Mr. Smith serves on the Board of Directors of the Company (the “Board”) as a representative of AGOMF, AGVRMF, and their affiliates. As such Mr. Smith does not have a right to any economic interest in the securities of the Company issued to him as director compensation. AGOMF is entitled to receive all of the economic interest in the restricted shares granted by the Company in respect of Mr. Smith’s Board position. Mr. Smith disclaims beneficial ownership of such restricted shares. Cash and equity compensation related to Mr. Smith’s service on the Board was prorated based on his appointment to the Board effective July 1, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table shows the number of shares of the Company’s common stock beneficially owned as of April 20, 2021, by: (i) all those known by us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director as of such date; (iii) each of the Named Executive Officers listed in the “2020 Summary Compensation Table”; and (iv) the current directors and executive officers as a group as of such date. Unless otherwise indicated, beneficial owners listed in the table may be contacted at the Company’s corporate headquarters at 560 W. Grand Avenue, Chicago, Illinois.

Name		Number of Shares Beneficially Owned (1)	Percentage of Outstanding Shares (1)
More Than 5% Stockholders:
Alden Global Capital LLC (“Alden Funds”) (2)	11,544,213	11,554,306	31.3%
885 Third Avenue
New York, NY 10022
Nant Capital, LLC (“Nant Capital”) (3)	8,743,619	8,743,619	23.7%
9922 Jefferson Boulevard
Culver City, CA 90232
Best Reviews Inc. (“BRI”) (4)	1,913,438	1,913,438	5.2%
8985 Double Diamond Parkway, Unit B7
Reno, Nevada 89521
Non-Employee Directors:
Carol Crenshaw (5)	63,321	84,221	*
Philip G. Franklin (6)	59,183	74,109	*
Christopher Minnetian (7)	4,660	19,586	*
Dana Goldsmith Needleman (8)	4,660	19,586	*
Richard A. Reck (9)	73,806	94,591	*
Randall D. Smith (10)		—	*
Named Executive Officers:
Terry Jimenez (11)	308,230	370,347	1.0%
Michael N. Lavey		20,098	*
Julie K. Xanders		44,510	*
Timothy P. Knight		—	*
All current directors and executive officers as a group (8 persons) (12)	901,295	682,538	1.9%
*     Represents beneficial ownership of less than 1%
(1)Beneficial ownership is determined in accordance with SEC rules. For the number of shares beneficially owned by each of the “More Than 5% Stockholders,” we rely on each of such stockholder’s statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act, as described in the footnotes below. For each person, entity, or group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person, entity, or group by the sum of 36,874,348 shares of the Company’s common stock outstanding as of April 20, 2021, plus the number of shares of common stock, if any, that such person, entity, or group had the right to acquire pursuant to the exercise of stock options or vesting of RSUs or other rights within 60 days of April 20, 2021. Except as indicated by footnote, and subject to marital community property laws where applicable, we believe that the persons or entities named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)Information presented is based on a Schedule 13D/A (Amendment No. 4) filed with the SEC on February 16, 2021, and a Form 4 filed with the SEC on November 4, 2020, by Alden Funds and Heath Freeman Pursuant to the filings the reporting persons beneficially own 11,544,306 shares. Alden Global Opportunities Mast Fund, L.P. (“AGOMF”), of which Alden Funds is the investment manager, holds 6,345,288 shares of the Company’s common stock. Alden Global Value Recovery Master Fund, L.P. (“AGVRMF”), of which Alden Funds is the investment manager, holds 5,198,925 shares of the Company’s common stock. Mr. Freeman is President of Alden Funds. Mr. Freeman and Alden Funds have shared voting power and dispositive power over and aggregate of 11,544,306 shares held by AGOMF and AGVRMF.
(3)Information presented is based on a Schedule 13D/A (Amendment No. 7) filed with the SEC on January 18, 2019 by Dr. Patrick Soon-Shiong, Nant Capital, LLC (“Nant Capital”), and California Capital Equity, LLC (“CalCap”). Nant Capital beneficially owns, in the aggregate, 7,650,000 shares of the Company’s common stock. CalCap and Dr. Soon-Shiong may be deemed to beneficially own, and share with Nant Capital the power to vote and direct the vote, and the power to dispose or direct the disposition of, the 7,650,000 shares beneficially owned by Nant Capital. Dr. Soon-Shiong also directly beneficially owns 1,093,619 shares of the Company’s common stock. Dr. Soon-Shiong has the sole power to vote or direct the vote, and the sole power to dispose or direct the disposition, of all such 1,093,619 shares. As a result, Dr. Soon-Shiong may be deemed to beneficially own, in the aggregate, 8,743,619 shares of the Company’s common stock.
(4)Information presented is based on a Schedule 13G filed with the SEC on February 13, 2018 by BRI. Based on this Schedule 13G, BRI beneficially owns, and has sole power to vote and direct the vote of, and the sole power to dispose or direct the disposition of, 1,913,438 shares of the Company’s common stock.
(5)The number of shares beneficially owned by Ms. Crenshaw includes (a) 14,926 shares of unvested restricted stock and (b) 37,764 shares (attributable to deferred director fees converted to stock units) issuable within 60 days of April 20, 2021 if during such period (i) her service as a director of the Company terminates or (ii) there is a change in control (as defined in the Omnibus Incentive Plan).
(6)The number of shares beneficially owned by Mr. Franklin includes 14,926 shares of unvested restricted stock.
(7)The number of shares beneficially owned by Mr. Minnetian includes 14,926 shares of unvested restricted stock.
(8)The number of shares beneficially owned by Ms. Needleman includes 14,926 shares of unvested restricted stock.
(9)The number of shares beneficially owned by Mr. Reck includes (a) 14,926 shares of unvested restricted stock and (b) 38,134 shares (attributable to deferred director fees converted to stock units) issuable within 60 days of April 20, 2021 if during such period (i) his service as a director of the Company terminates or (ii) there is a change in control (as defined in the Omnibus Incentive Plan).
(10)Mr. Smith serves on the Board of Directors of the Company (the “Board”) as a representative of AGOMF, AGVRMF, and their affiliates. As such Mr. Smith does not have a right to any economic interest in the securities of the Company issued to him as director compensation. AGOMF is entitled to receive all of the economic interest in the restricted shares granted by the Company in respect of Mr. Smith’s Board position. Mr. Smith disclaims beneficial ownership of such restricted shares.
(11)The number of shares beneficially owned by Mr. Jimenez includes 112,500 shares subject to options that are currently exercisable or that will become exercisable within 60 days of April 20, 2021.
(12)The number of shares beneficially owned by all current directors and current executive officers as a group as of April 20, 2021 includes (a) 112,500 shares subject to options that are currently exercisable or that will become exercisable within 60 days of April 20, 2021, (b) 89,556 shares of unvested restricted stock, and (c) 75,898 shares issuable or that will become issuable within 60 days of April 20, 2021 if during such period (i) the director’s service as a director of the Company terminates or (ii) there is a change in control (as defined in the Omnibus Incentive Plan).
Securities Authorized for Issuance under Equity Compensation Plans
The following table shows the securities authorized for issuance under equity compensation plans as of April 20, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2014 Omnibus Incentive Plan	912,674	15.25	1,561,426
(1) The weighted-average exercise price does not include shares to be issued upon settlement of outstanding RSUs, since RSUs have no exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Person Transactions
Transition Services Agreement with NantMedia Holdings, LLC
The Company is a party to a transition services agreement (“TSA”) with NantMedia Holdings, LLC (“NantMedia”) to provide transition services related to the 2018 sale of the Los Angeles Times, The San Diego Union-Tribune and various other titles of the Company’s California properties (“California Properties”). The TSA expired on June 30, 2020. NantMedia is owned by CalCap. See Note 7 to the Consolidated Financial Statements for additional information related to the amounts related to the TSA.
Policies and Procedures for the Review and Approval or Ratification of Transactions with Related Persons
Our Board of Directors (the “Board”) has adopted a written policy for the review and approval or ratification of related person transactions. Under the policy, our directors, nominees for director and executive officers are expected to disclose to our General Counsel as soon as reasonably practicable the material facts of any proposed or existing transaction, arrangement or relationship in which the Company was, is or will be a participant and such director, nominee for director or executive officer (or any immediate family member thereof as defined in the policy) had, has or will have any direct or indirect interest (other than transactions, arrangements or relationships specifically excluded as set forth in the policy). The Audit Committee of the Board has responsibility for administering this policy and may review, and recommend amendments to, this policy from time to time.
A related person transaction generally is defined as any transaction required to be disclosed under the SEC’s related person transaction disclosure requirement of Item 404(a) of Regulation S‑K.
Any potential related person transaction reported to or otherwise made known to the General Counsel is reviewed according to the following procedures:
•If the General Counsel determines that disclosure of the transaction in our annual proxy statement or annual report on Form 10‑K is not required under the SEC’s related person transaction requirement, the transaction will not be deemed to be a related person transaction subject to the policy.
•If disclosure of the transaction in our annual proxy statement or annual report on Form 10‑K would be required under the SEC’s related person transaction requirement, the General Counsel will submit the transaction to the Audit Committee. The Audit Committee will review and determine whether to approve or ratify the transaction.
•The Audit Committee will approve or ratify the transaction only if it determines that the transaction is in, or is not inconsistent with, the best interests of the Company. The Audit Committee, in its sole discretion, may impose such terms and conditions as it deems appropriate on the Company or the related person in connection with approval of the transaction.
•In the event that it is impracticable or undesirable to wait until an Audit Committee meeting to obtain approval or ratification of the transaction, the chairperson of the Audit Committee may approve or ratify any transaction not involving the chairperson or an immediate family member thereof, and any other member of the Audit Committee who is not involved in and does not have an immediate family member who is involved in the transaction may approve or ratify any transaction involving the chairperson or an immediate family member thereof. In such event, the chairperson or other member of the Audit Committee, as applicable, will possess delegated authority to act between Audit Committee meetings and the transaction will be disclosed to the Audit Committee. Any transaction that is material will be disclosed to the full Board.
When determining whether to approve or ratify a related person transaction, the Audit Committee will review relevant facts regarding the related person transaction, including, without limitation: fairness to the Company; whether the terms are comparable to those generally available in arm’s‑length transactions; the business reasons for the transaction; the availability of other sources for comparable products or services; and the nature and extent of the related person’s interest in the transaction.
If any related person transaction is ongoing or is part of a series of transactions, the Audit Committee may establish guidelines as necessary to appropriately review the ongoing transaction. After initial approval or ratification of the transaction, the Audit Committee will review the transaction on a regular basis (at least annually).

In the event the Audit Committee determines not to ratify a transaction that has been entered into without approval, the Audit Committee may consider additional action, in consultation with counsel, including, but not limited to, termination of the transaction on a prospective basis, rescission of the transaction or modification of the transaction in a manner that would permit it to be ratified by the Audit Committee.
Item 14. Principal Accountant Fees and Services
Fees Paid to Independent Registered Public Accounting Firm
Ernst & Young LLP served as the Company’s independent registered public accounting firm for fiscal 2020 and 2019. The following table sets forth aggregate fees billed or expected to be billed for services rendered by Ernst & Young LLP for the 2020 and 2019 fiscal years, inclusive of out‑of‑pocket expenses.

Type of Fees	2020	2019
Audit Fees	$2,560,252	$2,501,126
Tax Fees	$24,926	$42,733
All Other Fees	$—	$16,157
“Audit Fees” consist of fees for professional services rendered for the annual audit of our consolidated financial statements and internal control over financial reporting, reviews of our interim consolidated financial statements included in quarterly reports, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements, including relating to the SEC. “Tax Fees” consist of fees for professional services rendered for assistance with federal, state, and international tax compliance, tax advice, and tax planning. “All Other Fees” in 2019 consist primarily of consultation related to structuring of transactions.
Audit Committee Review and Pre‑Approval of Independent Registered Public Accounting Firm’s Services
The Audit Committee has considered the non‑audit services provided by the independent registered public accounting firm as described above and believes that they were compatible with maintaining the independence of the applicable firm as the Company’s independent registered public accounting firm for the 2020 or 2019 fiscal year, as applicable.
Pursuant to its charter, the Audit Committee has the sole authority to appoint or replace the independent auditor. The Audit Committee has the direct responsibility for the compensation, retention and oversight of the work of each independent auditor engaged by the Company for the purpose of preparing or issuing an audit report or related work or performing other audit, review or attest services for the Company, and each such independent auditor reports directly to the Audit Committee. The Audit Committee establishes policies and procedures for the review and pre‑approval by the Audit Committee of all auditing services and permissible non‑audit services (including the fees and terms thereof) to be performed by the independent auditor. The chairperson of the Audit Committee may grant the approvals (including pre‑approvals) on behalf of the Audit Committee. The decision of the chairperson of the Audit Committee to approve (including to pre‑approve) an activity is required to be reported to the full Audit Committee at its next scheduled meeting. The Audit Committee may not delegate to management the Audit Committee’s responsibilities to pre‑approve services performed by the independent auditor. The Audit Committee pre‑approved all of the Audit, Tax, and All Other services and fees listed above.
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
3.3*    Amended and Restated By-laws of Tribune Publishing Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on October 9, 2018).
4.1*    Description of the Company’s Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 11, 2020).
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
10.12*~    Form of Director Compensation Conversion Election Form (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 14, 2016).
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
10.15*~ Executive Employment Agreement by and between Mike Lavey and Tribune Publishing Company, LLC, dated April 4, 2018 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on March 11, 2020).
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
10.18~    Amendment to Executive Employment Agreement by and between Terry Jimenez and Tribune Publishing Company, LLC, dated February 15, 2021 and effective April 3, 2021 (filed with original Form 10-K).
21.1    Subsidiaries (filed with original Form 10-K).
23.1    Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed with original Form 10-K).
24.1    Power of Attorney (see signature page to original Form 10-K).
31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32    Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with original Form 10-K).
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIBUNE PUBLISHING COMPANY

By:	/s/ Michael N. Lavey
Michael N. Lavey
Interim Chief Financial Officer, Chief Accounting Officer and Controller
Date:	April 26, 2021