Form 10-Q
period 2021-03-28
Tribune Publishing Co
filed 2021-05-06
CIK 1593195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 28, 2021
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36230
TRIBUNE PUBLISHING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	38-3919441
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

560 W. Grand Avenue
Chicago, Illinois	60654
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (312) 222-9100
Former name, former address and former fiscal year, if changed since last report.
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TPCO	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2021
Common Stock, $0.01 par value	36,874,348

1

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The statements contained in this Quarterly Report on Form 10-Q, as well as the information contained in the notes to our Consolidated Financial Statements, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based largely on our current expectations and reflect various estimates and assumptions by us. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in such forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond our control, include, without limitation, the acquisition of the Company by Alden Global Capital may not be completed in a timely manner or at all; the effect of the novel coronavirus (“COVID-19”) and related governmental and economic responses; circulation levels and audience shares; changes in advertising demand; competition and other economic conditions; our ability to develop and grow our online businesses; changes in newsprint price and availability; our ability to maintain data security and comply with privacy-related laws; economic and market conditions that could impact the level of our required contributions to the defined benefit pension plans to which we contribute; decisions by trustees under rehabilitation plans (if applicable) or other contributing employers with respect to multiemployer plans to which we contribute which could impact the level of our contributions; our ability to maintain effective internal control over financial reporting; concentration of stock ownership among our principal stockholders whose interest may differ from those of other stockholders; and other events beyond our control that may result in unexpected adverse operating results. For more information about these and other risks, see “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2021, and in our other filings with the SEC.
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

PART I.
Item 1. Financial Statements
TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 28, 2021	March 29, 2020
Operating revenues	$173,554	$206,441
Operating expenses:
Compensation	61,759	96,268
Newsprint and ink	6,624	10,720
Outside services	63,200	74,585
Other operating expenses	28,284	30,154
Depreciation and amortization	5,242	8,813
Impairment	—	51,049
Total operating expenses	165,109	271,589
Income (loss) from operations	8,445	(65,148)
Interest expense, net	(144)	(30)
Other income, net	403	387
Income (loss) from continuing operations before income taxes	8,704	(64,791)
Income tax expense (benefit)	2,582	(15,811)
Net income (loss) from continuing operations	6,122	(48,980)
Plus: Income from discontinued operations, net of taxes	20,500	4,974
Net income (loss)	26,622	(44,006)
Less: Income (loss) attributable to noncontrolling interest ("NCI")	(413)	1,330
Net income (loss) attributable to Tribune common stockholders	$27,035	$(45,336)

Net income (loss) from continuing operations, per common share:
Basic	$0.17	$(1.35)
Diluted	$0.17	$(1.35)
Net income (loss) available to Tribune common stockholders, per common share:
Basic	$1.44	$(1.26)
Diluted	$1.43	$(1.26)
Weighted average shares outstanding:
Basic	36,687	36,294
Diluted	37,023	36,294

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended
	March 28, 2021	March 29, 2020
Net income (loss)	$26,622	$(44,006)
Comprehensive loss, net of taxes:
Amortization of items to periodic pension cost during the period, (net of taxes of $9 at March 29, 2020)	—	(23)
Foreign currency translation	(1)	—
Other comprehensive loss recognized in continuing operations, net of taxes	(1)	(23)
Derecognition of noncontolling interest	(35,284)	—
Accumulated other comprehensive income related to foreign currency translation recognized in discontinued operations	53	—
Comprehensive loss	(8,610)	(44,029)
Less: Comprehensive income (loss) attributable to NCI	(413)	1,330
Comprehensive loss attributable to Tribune common stockholders	$(8,197)	$(45,359)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 28, 2021	December 27, 2020
Assets
Current assets
Cash	$222,409	$98,862
Accounts receivable, net	59,548	73,866
Inventories	5,331	4,055
Prepaid expenses and other current assets	16,107	18,344
Current assets related to discontinued operations	234	111,239
Total current assets	303,629	306,366

Property, plant and equipment
Machinery, equipment and furniture	93,326	100,625
Buildings and leasehold improvements	42,410	42,361
	135,736	142,986
Accumulated depreciation	(92,027)	(96,527)
	43,709	46,459
Advance payments on property, plant and equipment	1,211	1,866
Property, plant and equipment, net	44,920	48,325

Other assets
Goodwill	28,146	28,146
Intangible assets, net	49,079	50,148
Software, net	16,471	17,503
Lease right-of-use asset	32,992	36,705
Restricted cash	28,270	29,925
Deferred income taxes	10,840	11,294
Equity investments	11,354	11,354
Other long-term assets	8,526	8,388
Total other assets	185,678	193,463

Total assets	$534,227	$548,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
(In thousands, except per share data)
(Unaudited)

	March 28, 2021	December 27, 2020
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$34,018	$28,022
Employee compensation and benefits	23,906	33,495
Deferred revenue	33,688	34,620
Current portion of long-term lease liability	24,645	23,914
Other current liabilities	25,621	23,329
Current liabilities associated with discontinued operations	7,930	4,759
Total current liabilities	149,808	148,139

Non-current liabilities
Long term lease liability	44,786	49,182
Workers’ compensation, general liability and auto insurance payable	19,921	20,120
Pension and postretirement benefits payable	15,926	16,803
Deferred revenue	1,786	1,921
Other obligations	6,443	10,587
Total non-current liabilities	88,862	98,613

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 30,000 shares; no shares issued or outstanding at March 28, 2021 and December 27, 2020	—	—
Common stock, $0.01 par value. Authorized 300,000 shares; 38,787 shares issued and 36,833 shares outstanding at March 28, 2021; 38,524 shares issued and 36,570 shares outstanding at December 27, 2020	388	385
Additional paid-in capital	184,549	181,839
Retained earnings	139,420	86,491
Noncontrolling interest	—	61,539
Accumulated other comprehensive income (loss)	(2,640)	(2,692)
Treasury stock, at cost - 1,954 shares at March 28, 2021 and December 27, 2020	(26,160)	(26,160)
Total stockholders’ equity	295,557	301,402

Total liabilities and stockholders’ equity	$534,227	$548,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Non controlling Interest	AOCI	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 27, 2020	38,524	$385	$181,839	$86,491	$61,539	$(2,692)	$(26,160)	$301,402
Comprehensive income (loss)	—	—	—	27,035	(413)	52	—	26,674
Derecognition of NCI	—	—	—	—	(35,284)	—	—	(35,284)
Elimination of cumulative NCI carrying value adjustments	—	—	—	25,842	(25,842)	—	—	—
Dividends declared to common stockholders	—	—		52	—	—	—	52
Issuance of stock from restricted stock and restricted stock unit ("RSU") conversions	113	1	(1)	—	—	—	—	—
Exercise of stock options	150	2	2,223	—	—	—	—	2,225
Stock-based compensation	—	—	1,116	—	—	—	—	1,116
Withholding for taxes on RSU conversions	—	—	(628)	—	—	—	—	(628)
Balance at March 28, 2021	38,787	$388	$184,549	$139,420	$—	$(2,640)	$(26,160)	$295,557

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Non controlling Interest	AOCI	Treasury Stock	Total Equity
	Shares	Amount
Balance at December 29, 2019	38,018	$380	$177,957	$135,001	$—	$(2,352)	$(26,160)	$284,826
Reclassification of NCI from temporary equity	—	—	—	—	64,133	—	—	64,133
Comprehensive income (loss)	—	—	—	(45,336)	1,020	(23)	—	(44,339)
NCI carrying value adjustment	—	—	—	(322)	—	—	—	(322)
Dividends declared to common stockholders	—	—	—	(9,305)	—	—	—	(9,305)
Dividends declared to noncontrolling interest	—	—	—	—	(5,200)	—	—	(5,200)
Issuance of stock from restricted stock and RSU conversions	320	3	(3)	—	—	—	—	—
Stock-based compensation	—	—	1,592	—	—	—	—	1,592
Withholding for taxes on RSU conversions	—	—	(533)	—	—	—	—	(533)
Balance at March 29, 2020	38,338	$383	$179,013	$80,038	$59,953	$(2,375)	$(26,160)	$290,852

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 28, 2021	March 29, 2020
Operating Activities From Continuing Operations
Net income (loss) from continuing operations	$6,122	$(48,980)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,242	8,813
Impairment	—	51,049
Stock compensation expense	1,116	1,592
Gain on sale of property	—	(5,159)
Deferred income taxes	453	(6,704)
Pension contribution	(476)	(555)
Postretirement benefits expense	(401)	(326)
Changes in working capital items:
Accounts receivable, net	14,365	17,346
Prepaid expenses, inventories and other current assets	1,905	(2,864)
Accounts payable, employee compensation and benefits, deferred revenue and other current liabilities	(6,846)	(23,194)
Other, net	1,261	(141)
Net cash provided by (used for) operating activities	22,741	(9,123)

Investing Activities From Continuing Operations
Capital expenditures	(2,271)	(3,483)
Proceeds from the sale of property, plant and equipment	—	8,983
Net cash provided by (used for) investing activities	(2,271)	5,500

Financing Activities From Continuing Operations
Exercise of stock options	2,225	—
Repayments of capital lease obligations	—	(50)
Dividends paid to common stockholders	—	(9,091)
Withholding for taxes on restricted stock unit vesting	(628)	(533)
Net cash used for financing activities	1,597	(9,674)

Increase (decrease) in cash attributable to continuing operations	$22,067	$(13,297)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUNE PUBLISHING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	Three months ended
	March 28, 2021	March 29, 2020
Cash Flows From Discontinued Operations
Cash flows provided by operating activities from discontinued operations, net	$442	$10,123
Cash flows provided by (used for) investing activities from discontinued operations, net	99,383	(16)
Cash flows used for financing activities from discontinued operations, net	—	(5,200)
Increase in cash attributable to discontinued operations	99,825	4,907

Net increase (decrease) in cash	121,892	(8,390)
Cash, cash equivalents and restricted cash, beginning of period	128,787	92,130
Cash, cash equivalents and restricted cash, end of period	$250,679	$83,740

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
On December 29, 2020, the Company completed the sale of its majority ownership of BestReviews Inc. (“BestReviews”). See Note 5 for additional information on the sale of BestReviews.
On February 16, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Tribune Enterprises, LLC, a Delaware limited liability company (“TELLC”), Tribune Merger Sub, Inc, a Delaware corporation and a direct, wholly owned subsidiary of TELLC (“Merger Sub”), and the Company, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of TELLC. TELLC is an affiliate of Alden Global Opportunities Master Fund, L.P. and Alden Global Value Recovery Master Fund, L.P. (collectively, “Alden Funds”), the Company’s largest shareholder. Upon completion of the transaction the Company will become a privately held company, and its common stock will no longer be listed on any public market. See Note 11 for additional information related to the Merger Agreement.
Fiscal Periods—The Company’s fiscal year ends on the last Sunday in December. Fiscal year 2021 ends on December 26, 2021, and fiscal year 2020 ended on December 27, 2020. Fiscal year 2021 and 2020 are 52-week years with 13 weeks in each quarter.
Basis of Presentation—The accompanying unaudited Consolidated Financial Statements and notes of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of Tribune as of March 28, 2021, and December 27, 2020, and the results of operations for the three months ended March 28, 2021, and March 29, 2020, respectively, and the cash flows for the three months ended March 28, 2021, and March 29, 2020, respectively. This includes all normal and recurring adjustments and elimination of intercompany transactions. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The year-end Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
The Company has reported the results of BestReviews as discontinued operations for all periods presented in the accompanying Consolidated Statements of Income (Loss) and Consolidated Statements of Cash Flows. Additionally, assets and liabilities related to the divested properties are classified as such in all prior periods in the Consolidated Condensed Balance Sheets. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to continuing operations and exclude all discontinued operations. See Note 5 for additional information related to discontinued operations.
NOTE 2: EXPECTED CREDIT LOSSES
Tribune holds financial assets in the form of accounts receivable that are primarily generated from certain circulation-related revenues, advertising revenues and commercial print and delivery revenues, and are grouped as such. The accounts receivable and allowance for credit losses are analyzed under the expected credit losses method. Payment terms vary by revenue stream. Home delivery circulation and classified advertising terms are usually prepaid with advertising having terms of 30 to 60 days. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required
For accounts receivable, Tribune uses an aging expected credit losses method that includes forward-looking qualitative factors when they arise. The Company has identified the market effects of the COVID-19 pandemic as a forward-looking

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

qualitative factor to be considered. The Company uses an analysis of 24-months of collection and write off history to calculate historical loss percentages by aging group, which are applied to all accounts within the aging group. Specific reserves are reviewed and handled on a case by case basis. Accounts receivable balances outstanding for a year are reserved at 100%. As customer balances are determined to be uncollectible, the balances are written off against the allowance for credit losses. Included in the allowance for credit losses are amounts for sales adjustments not related to expected credit losses; such as, rebates, billing adjustments, and returns. The credit loss expense was $0.9 million and $3.0 million for the three months ended March 28, 2021 and March 29, 2020, respectively, and is included in other operating expenses on the Consolidated Statements of Income (Loss).
A summary of the activity with respect to the allowance for credit losses for the three months ended March 28, 2021, is as follows (in thousands):

Balance at December 27, 2020	$8,312
Current period provision	873
Write offs	(1,356)
Sales adjustments, net	(19)
Balance at March 28, 2021	$7,810
Accounts receivable, net, at March 28, 2021, and December 27, 2020, consisted of the following (in thousands):

	March 28, 2021	December 27, 2020
Accounts receivable	$67,358	$82,178
Less: Allowance for credit losses	7,810	8,312
Accounts receivable, net	$59,548	$73,866

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
The Company receives a significant portion of the payments from its subscribers in advance of the delivery of the content either in print or digitally. These up-front payments and fees are recorded as deferred revenue upon receipt and generally require deferral of revenue recognition to a future period until the Company performs its obligations under the subscription agreement. The deferred revenue is recognized as revenue as the content is delivered. The deferred revenue is considered a contract liability under ASC 606. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. Therefore, the Company has no contract assets as defined under ASC 606. As of December 27, 2020, the Company had a contract liabilities balance of $36.5 million, of which $27.0 million has been recognized as revenue in the three months ended March 28, 2021.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company’s revenues disaggregated by type of revenue is as follows (in thousands):

	Three months ended
	March 28, 2021	March 29, 2020
Print	$72,920	$81,191
Digital	14,622	8,821
Circulation	87,542	90,012
Print	41,056	57,914
Digital	15,475	18,902
Advertising	56,531	76,816
Commercial print & delivery	16,975	21,916
Direct mail	4,989	7,610
Content syndication and other	7,517	10,087
Other	29,481	39,613
Total operating revenues	$173,554	$206,441
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
Employee Reductions
During the three months ended March 28, 2021, the Company implemented reductions in staffing levels in its operations of 86 positions for which the Company recorded pretax charges related to these reductions and executive separation totaling $1.6 million. Charges for severance and related expenses are included in compensation expense on the Consolidated Statements of Income (Loss).
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
Additionally, included in the 2020 severance charge was approximately $0.6 million related to the separation of the Company’s former CEO which included continuation of his base salary for one year through February 2021, his bonus for 2019, and certain benefit continuation.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of the activity with respect to the Company’s severance accrual for the three months ended March 28, 2021, is as follows (in thousands):

Balance at December 27, 2020	$8,321
Provision	1,622
Payments	(5,570)
Balance at March 28, 2021	$4,373

NOTE 5: DISCONTINUED OPERATIONS
BestReviews
On December 11, 2020, the Company entered into the Membership Unit Purchase Agreement (the “BR Agreement”), by and among the Company and BR Holding Company, Inc. (collectively the “Sellers”), BestReviews and Nexstar Inc. (“Nexstar”), pursuant to which the Sellers agreed to sell 100% of BestReviews to Nexstar (the “BR Transaction”). The sale closed on December 29, 2020, for a cash sales price of $160.0 million plus a $9.8 million working capital adjustment. Under the terms of the BR Transaction, the Company received 60% of the proceeds, net of transaction fees, totaling $100.1 million including the final working capital adjustment of $0.2 million received subsequent to March 28, 2021, and recognized a pre-tax gain of $29.5 million.
With the sale of BestReviews, the Company is exiting that line of business. The sale of BestReviews represented a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, BestReviews is reflected as discontinued operations on the Consolidated Condensed Balance Sheets and the results of operations of BestReviews are presented as discontinued operations in the Consolidated Statements of Income (Loss) for all periods presented.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Discontinued Operations
Earnings from discontinued operations through the respective transaction dates, included in the Consolidated Statements of Income (Loss), are comprised of the following (in thousands):

	Three months ended
	March 28, 2021	March 29, 2020
Operating revenues	$152	$10,044
Operating expenses:
Compensation	1,123	560
Outside services	66	460
Other operating expenses	73	5,261
Depreciation and amortization	6	660
Operating expenses	1,268	6,941
Gain on sale	29,546	—
Income from operations before income taxes	28,430	3,103
Income tax expense (benefit)	7,930	(1,871)
Income from discontinued operations, net of tax	20,500	4,974
Less: Income (loss) attributable to noncontrolling interest	(413)	1,330
Income from discontinued operations, net of tax available to common stockholders	$20,913	$3,644
The following table presents the aggregate carrying amounts of assets and liabilities related to discontinued operations in the Consolidated Condensed Balance Sheets (in thousands):

	March 28, 2021	December 27, 2020
Carrying amount of assets related to discontinued operations:
Cash	$—	$1,159
Accounts receivable, (net of allowances of $396 at March 29, 2020) (1)	234	17,888
All other current assets	—	57
Property, plant and equipment, net	—	16
Goodwill	—	87,052
Intangible assets, net	—	5,053
Software, net	—	13
Other long-term assets	—	1
Total assets related to discontinued operations	$234	$111,239

Carrying amount of liabilities associated with discontinued operations:
Accounts payable and employee compensation and benefits	$—	$4,734
Taxes payable	7,930	25
Total liabilities associated with discontinued operations	$7,930	$4,759
(1) - The March 28, 2021 balance is the working capital adjustment due from the sale of BestReviews.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6: INVENTORIES
Inventories at March 28, 2021, and December 27, 2020, consisted of the following (in thousands):

	March 28, 2021	December 27, 2020
Newsprint	$5,181	$3,914
Supplies and other	150	141
Total inventories	$5,331	$4,055
Inventories are stated at the lower of cost or net realizable value determined using the first-in, first-out basis for all inventories.
NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets at March 28, 2021, and December 27, 2020, consisted of the following (in thousands):

	March 28, 2021			December 27, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Goodwill	$28,146		$28,146	$28,146		$28,146

Newspaper mastheads (1)	$27,735	$—	$27,735	$27,735	$—	$27,735
Subscribers (useful life of 2 to 10 years)	7,312	(6,497)	815	7,312	(6,326)	986
Advertiser relationships (useful life of 2 to 13 years)	27,648	(18,143)	9,505	27,648	(17,515)	10,133
Trade names (useful life of 20 years)	15,100	(5,036)	10,064	15,100	(4,848)	10,252
Other (useful life of 1 to 20 years)	3,641	(2,681)	960	3,641	(2,599)	1,042
Total intangible assets	$81,436	$(32,357)	$49,079	$81,436	$(31,288)	$50,148

Software (useful life of 2 to 10 years)	$142,937	$(126,466)	$16,471	$141,720	$(124,217)	$17,503
(1) - Intangible assets not subject to amortization.
NOTE 8: INCOME TAXES
For the three months ended March 28, 2021, the Company recorded an income tax expense of $2.6 million. The effective tax rate on pretax income was 29.7%. The rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, tax expense related to the vesting of stock compensation, and other nondeductible expenses.
For the three months ended March 29, 2020, the Company recorded an income tax benefit related to continuing operations of $15.8 million which included the impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in 2020 and the early adoption in 2020 of ASU 2019-12. The effective tax rate on pretax income was 24.4% in the three months ended March 29, 2020. The rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, impact of the CARES Act, tax expense related to the vesting of stock compensation, nondeductible goodwill impairment, and other nondeductible expenses.
NOTE 9: PENSION AND OTHER POSTRETIREMENT BENEFITS
Multiemployer Pension Plans
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. During the three months ended March 28, 2021, the Company made contributions totaling $2.3 million to the Teamsters Local Union No. 727 Pension Fund (the “Teamsters

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fund”), pursuant to its amended rehabilitation plan. The Company expects to contribute an additional $6.8 million during the remainder of 2021. These payments are expensed as the payments become due.
Defined Benefit Plans
The Company is the sponsor of a single-employer defined benefit plan, the Daily News Retirement Plan (the “NYDN Pension Plan”). The NYDN Pension Plan provides benefits to certain current and former employees of the New York Daily News. As of March 31, 2018, future benefits under the NYDN Pension Plan were frozen and no new participants are permitted after that time. On March 11, 2021, the President signed into law the American Rescue Plan Act (“ARPA”). The ARPA, among other things, provided that the interest rate stabilization was enhanced and extended, the existing deficit shortfall amortization basis were eliminated to establish a new base and all future bases would amortize over 15 years instead of 7 years. Company’s could choose which plan year to apply the changes. The Company elected to apply the changes to the 2021 plan year which reduced the required minimum contributions from $1.6 million to $1.0 million. The Company contributed $0.5 million to the NYDN Pension Plan in the three months ended March 28, 2021. The Company’s remaining required minimum contribution for 2021 is $0.5 million.
The components of net periodic benefit for the NYDN Pension Plan are as follows (in thousands):

	Three months ended		Affected Line Items in the Consolidated Statements of Income (Loss)
	March 28, 2021	March 29, 2020
Interest cost	$293	$550	Other income, net
Expected return on assets	(701)	(946)	Other income, net
Net periodic benefit	$(408)	$(396)

NOTE 10: EARNINGS (LOSS) PER SHARE
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
When the Company purchased a 60% controlling interest in BestReviews in February 2018, the Company and the seller entered into an agreement subject to which the seller had a right, beginning three years after the purchase date, to cause the Company to purchase all of the remaining 40% of the membership interests of BestReviews at a purchase price based on a predetermined multiple of BestReviews’ trailing 12-month EBITDA (“Put Option”). Each quarter, through January 2020 when the agreement was amended, the carrying value of the noncontrolling interest was adjusted to the amount the Company would have been required to pay the noncontrolling interest holders as if the Put Option had been exercised as of the balance sheet date, with an offsetting adjustment to stockholders’ equity. Adjustments to increase or decrease the carrying value of the noncontrolling interest also reduced or increased the amount of net income or loss attributable to Tribune common stockholders for purposes of determining both basic and diluted earnings per share. In January 2020, the agreement was amended to remove the Put Option. With the sale of BestReviews on December 29, 2020 the prior carrying value adjustments were eliminated. The elimination of the carrying value adjustments is reflected in the basic and diluted earnings per share calculation.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Basic and diluted earnings per common share were as follows (in thousands, except per share amounts):

	Three months ended
	March 28, 2021	March 29, 2020
Income (loss) - Numerator:
Net income (loss) available to Tribune common stockholders, before discontinued operations	6,122	(48,980)

Income from discontinued operations, net of taxes	20,500	4,974
Less: Income (loss) attributable to NCI	(413)	1,330
Less: NCI carrying value adjustment	—	322
Plus: Elimination of cumulative NCI carrying value adjustments	25,842	—
Income available to common shareholders from discontinued operations, net of taxes	46,755	3,322
Net income (loss) attributable to Tribune common stockholders	$52,877	$(45,658)

Shares - Denominator:
Weighted average number of common shares outstanding (basic)	36,687	36,294
Dilutive effect of employee stock options and RSUs	336	—
Adjusted weighted average shares outstanding (diluted)	37,023	36,294

Basic net income (loss) attributable to Tribune per common share:
Income (loss) from continuing operations	$0.17	$(1.35)
Income from discontinued operations	$1.27	$0.09
Basic net income (loss) attributable to Tribune per common share	$1.44	$(1.26)

Diluted net income (loss) attributable to Tribune per common share:
Income (loss) from continuing operations	$0.17	$(1.35)
Income from discontinued operations	$1.26	$0.09
Diluted net income (loss) attributable to Tribune per common share	$1.43	$(1.26)
The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 14,000 for the three months ended March 28, 2021. The number of stock options that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 584,940 for the three months ended March 29, 2020.
The number of RSUs that were excluded from the computation of diluted earnings per share because their inclusion would result in an anti-dilutive effect on per share amounts was 654,561 for the three months ended March 29, 2020.
NOTE 11: STOCKHOLDERS’ EQUITY
The holders of common stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of common stock will share in any dividend declared by the Board of Directors of the Company (the “Board”). In the event of the Company’s liquidation, dissolution or winding up, all holders of common stock are entitled to share ratably in any assets available for distribution to holders of common stock.
Agreement and Plan of Merger
On February 16, 2021, the Company entered into a Merger Agreement pursuant to which the Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of TELLC (the “Merger”). TELLC is the acquirer and is an affiliate of Alden Funds, the Company’s largest shareholder.
Subject to the terms and conditions set forth in the Merger Agreement, at the closing of the Merger, each share of common stock, par value $0.01 per share (other than treasury stock or common stock held by TELLC or any of its affiliates)

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

issued and outstanding immediately as of the closing (other than dissenting shares) will be converted into the right to receive $17.25 in cash, without interest (the “Merger Consideration”).
The consummation of the Merger (the “Closing”) is subject to certain customary mutual conditions, including (i) the approval of the Company’s stockholders holding two-thirds of the outstanding shares of common stock not owned by TELLC and its affiliates, (ii) the expiration or termination of any waiting period applicable to the closing of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and (iii) the absence of any order of any U.S. court that prohibits, renders illegal or permanently enjoins the consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon (i) the accuracy of the representations and warranties of the other party as of the date of the Merger Agreement and as of the Closing (subject to customary materiality qualifiers), (ii) compliance by the other party in all material respects with its pre-Closing obligations under the Merger Agreement and (iii) in TELLC’s case, the absence of a material adverse effect with respect to the Company.
The Company and TELLC have each made customary representations, warranties and covenants in the Merger Agreement. Subject to certain exceptions, the Company has agreed, among other things, to covenants relating to the conduct of its business during the interim period between the execution of the Merger Agreement and the consummation of the Merger. The parties have also agreed to use their respective reasonable best efforts to obtain governmental and regulatory approvals. In addition, subject to certain exceptions, the Company has agreed to covenants relating to (i) the submission of the Merger Agreement to the Company’s stockholders at a special meeting thereof for approval, (ii) the recommendation by the Board in favor of the adoption by the Company’s stockholders of the Merger Agreement and (iii) non-solicitation obligations of the Company relating to alternative acquisition proposals.
Either the Company or TELLC may terminate the Merger Agreement if (i) TELLC, Merger Sub and the Company agree by mutual written consent to do so, (ii) the Merger has not been consummated on or before December 31, 2021 (the “End Date”), (iii) any court has issued an order permanently restraining, enjoining or otherwise prohibiting the Merger and such order or other action is, or has become, final and non-appealable, (iv) the approval of the Company’s stockholders is not obtained at a meeting of the Company’s stockholders called for the purpose of adopting the Merger Agreement or (v) the other party breaches any representation, warranty or covenant that results in the failure of the related closing condition to be satisfied, subject to a cure period in certain circumstances. In addition, the Company may, under certain circumstances, terminate the Merger Agreement in order for the Company to enter concurrently into a definitive written agreement with respect to an unsolicited superior acquisition proposal, subject to the Company having first complied with certain matching rights and other obligations set forth in the Merger Agreement. Additionally, TELLC may, under certain circumstances, terminate the Merger Agreement if (i) the Board changes or adversely modifies its recommendation that the Company’s stockholders vote in favor of adopting the Merger Agreement or (ii) the Company materially breaches its non-solicitation obligations and such breach results in an alternative transaction proposal.
If the Merger Agreement is terminated (i) by the Company in order for the Company to enter into a definitive written agreement with respect to an unsolicited superior acquisition proposal, (ii) by TELLC because (a) the Board changes or adversely modifies its recommendation that the Company’s stockholders vote in favor of adopting the Merger Agreement or (b) the Company materially breaches its non-solicitation obligations and such breach results in an alternative transaction proposal, or (iii) by (x) either party because the Merger was not consummated on or before the End Date (as it may be extended) or approval of the Company’s stockholders was not obtained or (y) by TELLC if the Company commits a breach of any representation, warranty or covenant that results in the failure of the related closing condition to be satisfied (subject to a cure period in certain circumstances), but only if, in the case of this clause (iii), an alternative acquisition proposal was previously made and, within 12 months after termination of the Merger Agreement, the Company enters into an agreement for an alternative transaction or an acquisition transaction is consummated, then, in each case, the Company will be obligated to pay to TELLC a one-time fee equal to $20.0 million in cash.
If the Merger Agreement is terminated by the Company (i) if TELLC breaches any representation, warranty or covenant that results in the failure of the related closing condition to be satisfied, subject to a cure period in certain circumstances or (ii) if the conditions to TELLC’s obligations to consummate the Merger are satisfied or waived, and TELLC does not consummate the Merger when required by the Merger Agreement, then TELLC will be obligated to pay to the Company a one-time liquidated damages amount equal to $50.0 million in cash.
Pursuant to the Merger Agreement, TELLC agreed to vote all of its shares of common stock in favor of the adoption of the Merger Agreement and the approval of the transactions contemplated thereby, including the Merger, so long as the Board

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

has not changed or adversely modified its recommendation in favor of the Merger Agreement. The Merger Agreement also prohibits TELLC from transferring any of its shares of common stock, subject to certain exceptions.
Alden Global Opportunities Master Fund, L.P. and Alden Global Value Recovery Master Fund, L.P. (each, a “Guarantor”), have entered into a Limited Guarantee dated February 16, 2021 (the “Limited Guarantee”) with the Company to guarantee TELLC’s obligation to pay the liquidated damages amount to the Company and certain other specified payments to the Company, subject to the terms and obligations set forth in the Limited Guarantee.
The Guarantors have also entered into an equity commitment letter dated as of February 16, 2021 (the “Equity Commitment Letter”) with TELLC pursuant to which the Guarantors have made an equity commitment of $375.0 million to TELLC to fund the payment of the aggregate Merger Consideration. The Company is a third-party beneficiary of the Equity Commitment Letter and has the right to specifically enforce the Guarantors’ obligations thereunder, if the conditions to TELLC’s obligations to consummate the Merger are satisfied or waived, and the Merger is consummated substantially simultaneously.
Concurrent with the signing of the Merger Agreement, Alden Funds has signed a non-binding term sheet to sell The Baltimore Sun to Sunlight for All Institute, a public charity formed by Stewart Bainum Jr..
Significant Shareholders
Alden Funds
Alden Funds beneficially owned 11,554,306 shares of Tribune common stock, which represented 31.4% of the outstanding shares of Tribune common stock as of March 28, 2021. During November 2019, the Alden Funds acquired 11,544,213 shares of the Company’s common stock. Of those shares, 9,071,529 shares were purchased from Merrick Media and Michael W. Ferro, previously the Company’s non-executive Chairman of the Board, in a private transaction and the remaining shares were purchased on the open market.
On July 1, 2020, the Company entered into an Amended and Restated Cooperation Agreement (the “Amended and Restated Cooperation Agreement”) with the Alden Funds and Alden Global Capital LLC regarding the composition of the Board and related matters. The Amended and Restated Cooperation Agreement provides that the Board will increase the size of the Board to seven directors and appoint Randall D. Smith to fill the resulting vacancy. The Board had been reduced to six members at the 2020 annual shareholders meeting when two of the Board members retired.
The Amended and Restated Cooperation Agreement further provides, among other things, that:
•Until the earlier of June 16, 2021 or the first business day following the Company’s 2021 annual meeting of stockholders, which will be held on or before June 15, 2021 (the “Amended Cooperation Period”), the size of the Board will not be increased above seven members.
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Nant Capital, LLC
Dr. Patrick Soon-Shiong, a former director of the Company, together with Nant Capital, beneficially own 8,743,619 shares of Tribune common stock, which represented 23.7% of the outstanding shares of Tribune common stock as of March 28, 2021. California Capital Equity, LLC (“CalCap”) directly owns all of the equity interests of Nant Capital, and CalCap may be deemed to have beneficial ownership of the shares held by Nant Capital. Dr. Soon-Shiong directly owns all of the equity interests of CalCap and may be deemed to beneficially own and share voting power and investment power with Nant Capital over all shares of Tribune common stock beneficially owned by Nant Capital. Under the Securities Purchase Agreement dated May 22, 2016, among the Company, Nant Capital and Dr. Patrick Soon-Shiong (“Nant Purchase Agreement”), Nant Capital and Dr. Soon-Shiong and their respective affiliates are prohibited from transferring shares of the Company’s common stock if the transfer would result in a person beneficially owning more than 4.9% of the Company’s then-outstanding shares of common stock following the transfer, as well as transfers to a material competitor of the Company in any of the Company’s then-existing primary geographical markets.
Rights Agreement
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
On February 16, 2021 in connection with the transactions contemplated by the Merger Agreement, the Company entered into an Amendment No. 1 (“Amendment No. 1”) to the Rights Agreement. Amendment No. 1 provides, among other things, that (i) neither the approval, execution, delivery or performance of the Merger Agreement or the other contracts or instruments related thereto, nor the announcement or the consummation of the Merger, will (a) cause the Rights to become exercisable, (b) cause TELLC, Merger Sub or any of their Affiliates or Associates (as defined in the Rights Agreement) to become an Acquiring Person (as defined in the Rights Agreement) or (c) give rise to a Stock Acquisition Date (as defined in the Rights Agreement), Distribution Date (as defined in the Rights Agreement) or Section 9(a)(ii) Event (as defined in the Rights Agreement), (ii) the Company Rights will expire in their entirety, and the Rights Agreement will terminate, immediately prior to the Effective Time (but only if the Effective Time occurs) without any consideration payable therefor or in respect thereof, and (iii) the “Acting in Concert” (as defined in the Rights Agreement) provisions of the Rights Agreement will be removed.

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On April 23, 2021, the Company entered into an Amendment No. 2 (“Amendment No. 2”) to the Rights Agreement. Amendment No. 2 provides, among other things, that (1) the definition of “Passive Investor” shall be amended to replace “and” with “or” between romanettes (ii) and (iii) thereof and (2) the definition of “Specified Percentage” shall be amended to replace “10%” with “15%.” The Company entered into Amendment No. 2 in connection with the court approved settlement of litigation concerning the Rights Agreement. The Company settled plaintiff’s legal costs totaling $2.4 million related to the litigation.
Stock Repurchases
On March 13, 2019, the Board authorized $25.0 million to be used for stock repurchases for 24 months from the date of authorization. The authorization expired on March 12, 2021 and no repurchases were made.
NOTE 12: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 28, 2021, where applicable (in thousands):

	Foreign Currency	OPEB	Pension	Total
Balance at December 27, 2020	$(83)	$(44)	$(2,565)	$(2,692)
Amounts reclassified from AOCI	—	—	—	—
Foreign currency translation adjustments	52	—	—	52
Balance at March 28, 2021	$(31)	$(44)	$(2,565)	$(2,640)
The following table presents the amounts and line items in the Consolidated Statements of Income (Loss) where adjustments reclassified from accumulated other comprehensive income (loss) were recorded during the three months ended March 29, 2020. There were no reclassifications from accumulated other comprehensive income (loss) during the three months ended March 28, 2021.

	Three months ended	Affected Line Items in the Consolidated Statements of Income (Loss)
(in thousands)	March 29, 2020
Pension and postretirement benefit adjustments:
Amortization of prior service credits	$(35)	Other income, net
Amortization of actuarial gains	3	Other income, net
Total before taxes	(32)
Tax effect	(9)	Income tax expense (benefit)
Total reclassifications for the period	$(23)

NOTE 13: CONTINGENCIES
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

TRIBUNE PUBLISHING COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for each of the periods presented is as follows (in thousands):

	Three months ended
	March 28, 2021	March 29, 2020
Cash paid during the period for:
Interest	$—	$258
Income taxes, net of refunds	$(14)	$(1,392)
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

	March 28, 2021	December 27, 2020
Cash	$222,409	$98,862
Restricted cash	28,270	29,925
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$250,679	$128,787

Cash, cash equivalents, and restricted cash in discontinued operations	$—	$1,159

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Company’s Consolidated Financial Statements and related Notes filed as part of this Quarterly Report, and “Cautionary Statement Concerning Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Quarterly Report as well as the factors described in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 8, 2021 (“the “2020 Annual Report”), particularly under Item 1A. “Risk Factors,” and in the Company’s other filings with the SEC.
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
On December 29, 2020, the Company completed the sale of its majority ownership of BestReviews Inc. (“BestReviews”). See Note 5 to the Consolidated Financial Statements for additional information on the disposition and related discontinued operations.
On February 16, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Tribune Enterprises, LLC, a Delaware limited liability company (“TELLC”), Tribune Merger Sub, Inc, a Delaware corporation and a direct, wholly owned subsidiary of TELLC (“Merger Sub”), and the Company, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of TELLC. TELLC is an affiliate of Alden Global Opportunities Master Fund, L.P. and Alden Global Value Recovery Master Fund, L.P. (collectively, “Alden Funds”), the Company’s largest shareholder. Upon completion of the transaction the Company will become a privately held company, and its common stock will no longer be listed on any public market. See Note 11 to the Consolidated Financial Statements for additional information related to the Merger Agreement.
The Company continues to position itself as a leaner, more agile operation in order to sustain itself for the long term. Accordingly, the Company is aggressively eliminating fixed cost infrastructure as well as continually assessing its operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. In the past these activities have included, and could include in the future, outsourcing of various functions or operations, abandonment of leased space and other activities which may result in changes to employee headcount. See Note 4 to the Consolidated Financial Statements for more information on changes in operations in the three months ended March 28, 2021. The Company expects to continue to take actions deemed appropriate to enhance profitability but does not currently know whether or when any such actions will occur or the potential costs and expected savings. Depending on the actions taken and the timing of any such actions, the anticipated cost savings could be recognized in fiscal periods that do not correspond to the fiscal period(s) in which the charges are recognized. As a result, the Company’s net income trends could be impacted and be more difficult to predict.

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
As of March 28, 2021, the Company’s prominent print publications and websites include:

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

Revenue Sources
Circulation revenue results from the sale of print and digital editions of newspapers and other owned publications to individual subscribers, the sale of print editions of newspapers to sales outlets that re-sell the newspapers, and the sale of digital subscription access to the Company’s websites.
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
RESULTS OF OPERATIONS
Operating results from continuing operations are shown in the table below (in thousands):

	Three months ended
	Mar 28, 2021	Mar 29, 2020	% Change
Circulation	$87,542	$90,012	(2.7%)
Advertising	56,531	76,816	(26.4%)
Other	29,481	39,613	(25.6%)
Total operating revenues	173,554	206,441	(15.9%)
Compensation	61,759	96,268	(35.8%)
Newsprint and ink	6,624	10,720	(38.2%)
Outside services	63,200	74,585	(15.3%)
Other operating expenses	28,284	30,154	(6.2%)
Depreciation and amortization	5,242	8,813	(40.5%)
Impairment	—	51,049	*
Total operating expenses	165,109	271,589	(39.2%)
Income (loss) from operations	8,445	(65,148)	*
Interest expense, net	(144)	(30)	*
Other income, net	403	387	4.1%
Income tax (expense) benefit	(2,582)	15,811	*
Net income (loss) from continuing operations	6,122	(48,980)	*
Plus: Income from discontinued operations, net of taxes	20,500	4,974	*
Net income (loss)	26,622	(44,006)	*
Less: Income (loss) attributable to noncontrolling interest ("NCI")	(413)	1,330	*
Net income (loss) attributable to Tribune common stockholders	$27,035	$(45,336)	*
* Represents positive or negative change in excess of 100%

Three months ended March 28, 2021 compared to the three months ended March 29, 2020
Circulation Revenue—Circulation revenues decreased 2.7%, or $2.5 million, in the three months ended March 28, 2021, compared to the same period for 2020. Home delivery revenue decreased $5.9 million and single copy sales decreased $2.3 million. These decreases were partially offset by an increase of $5.8 million in digital subscription revenue as customers turn to digital delivery.
Advertising Revenue—Advertising revenues decreased 26.4%, or $20.3 million, in the three months ended March 28, 2021, compared to the same period for 2020, due to decreases in all revenue categories. Retail advertising decreased $18.4 million, classified advertising decreased $1.8 million and national advertising decreased $0.2 million. The COVID-19 pandemic continues to exacerbate the decline in advertising revenue when comparing to pre-pandemic periods and the prior year included $2.0 million related to cars.com and forsalebyowner.com transition sales contracts which fully cycled in the second quarter of last year..
Other Revenue—Other revenues consist of commercial print and delivery, direct mail and marketing, and content syndication and licensing, referral fees and other revenue. Other revenues decreased 25.6%, or $10.1 million, in the three months ended March 28, 2021, compared to the same period for 2020. Commercial print and delivery revenue decreased $4.9 million, direct mail revenue decreased $2.6 million, and revenue from the TSA agreement decreased $1.7 million due to the conclusion of the operational transition to NantMedia Holdings, LLC in the second quarter of 2020.
Compensation Expense—Compensation expense decreased 35.8%, or $34.5 million, in the three months ended March 28, 2021. This decrease was due primarily to a decrease in salary and payroll tax expense of $17.2 million, a decrease in severance costs of $15.1 million and a decrease of $1.4 million in workers compensation expense. These decreases were partially offset by an increase of $1.6 million in multiemployer pension expense.
Newsprint and Ink Expense—Newsprint and ink expense decreased 38.2%, or $4.1 million, in the three months ended March 28, 2021. This decrease was due primarily to a decrease in the average cost per ton of newsprint and a decrease in volume.
Outside Services Expense—Outside services expense decreased 15.3%, or $11.4 million, in the three months ended March 28, 2021. This decrease was due primarily to a decrease of $5.8 million in third party delivery expense, a decrease of $1.7 million in digital services related to consolidation of third party providers, a decrease of $1.4 million in accrued legal expense, a decrease of $1.1 million in temporary help and a decrease of $1.0 million in freelance purchased content.
Other Operating Expenses—Other expenses include occupancy costs, promotion and marketing costs, affiliate fees and other miscellaneous expenses, including gains on fixed asset sales. These expenses decreased 6.2%, or $1.9 million, in the three months ended March 28, 2021, due primarily to a decrease of $3.4 million in occupancy expenses, a decrease of $1.9 million in promotion expenses, a decrease of $0.9 million in travel and entertainment expenses, a decrease of $0.9 million in repairs and maintenance. These decreases were partially offset by a $2.4 million legal settlement related to the Rights Agreement. Additionally, in the first quarter of 2020, the Company recognized a gain on the sale of fixed assets of $5.2 million which partially offset the decreases in expenses in the first quarter of 2021.
Depreciation and Amortization Expense—Depreciation and amortization expense decreased 40.5%, or $3.6 million, primarily due to decreased depreciation related to asset retirements in previous periods.
Impairment Expense—During the first quarter of 2020, the Company recorded a non-cash impairment charge of $51.0 million with $41.4 million related to long-lived assets, $7.1 million related to mastheads, and $2.5 million related to goodwill. Long-lived asset impairments included $7.0 million related to abandoned lease space.
Income Tax Expense (Benefit)—Income tax expense increased $18.4 million for the three months ended March 28, 2021, over the prior year period. For the three months ended March 28, 2021, the Company recorded an income tax expense of $2.6 million. The effective tax rate on pretax income was 29.7% in the three months ended March 28, 2021. This rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, tax expense related to vesting of stock compensation, and non-deductible expenses.
For the three months ended March 29, 2020, the Company recorded income tax benefit of $15.8 million which includes an additional $0.0 million benefit from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) relating to the carryback of a loss to a period with a higher tax rate. The effective tax rate on pretax income was 24.4% in the three months ended March 29, 2020. The rate differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, net of federal benefit, impact of the CARES Act, tax expense related to the vesting of stock compensation, and non-deductible expenses.
Discontinued Operations—Income from discontinued operations, net of tax increased $15.5 million or 312.1% primarily due to the gain of $29.5 million recognized on the sale of BestReviews during the first quarter of 2021.
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

	Three months ended
(in thousands)	Mar 28, 2021	Mar 29, 2020	% Change
Net income (loss) from continuing operations	$6,122	$(48,980)	*
Income tax expense (benefit) from continuing operations	2,582	(15,811)	*
Interest expense, net	144	30	*
Other income, net	(403)	(387)	4.1%
Income (loss) from operations	8,445	(65,148)	*
Depreciation and amortization	5,242	8,813	(40.5%)
Impairment	—	51,049	*
Restructuring and transaction costs (1)	10,664	13,221	(19.3%)
Stock based compensation	1,116	1,592	(29.9%)
Adjusted EBITDA from continuing operations	$25,467	$9,527	*
* Represents positive or negative change in excess of 100%
(1) - Restructuring and transaction costs include costs related to Tribune’s internal restructuring, such as severance, charges associated with vacated space and costs related to completed and potential acquisitions.
Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. Management believes that because Adjusted EBITDA excludes (i) certain non-cash expenses (such as depreciation, amortization, stock-based compensation, and gain/loss on equity investments) and (ii) expenses that are not reflective of the Company’s core operating results over time (such as restructuring costs, including the employee voluntary separation program and gain/losses on employee benefit plan terminations, litigation or dispute settlement charges or gains, premiums on stock buyback, impairment, and transaction-related costs), this measure provides investors with additional useful information to measure the Company’s financial performance, particularly with respect to changes in performance from period to period.  The Company’s management uses Adjusted EBITDA (a) as a measure of operating performance; (b) for planning and forecasting in future periods; and (c) in communications with the Company’s Board of Directors (the "Board") concerning the Company’s financial performance. In addition, Adjusted EBITDA, or a similarly calculated measure, has been used as the basis for certain financial maintenance covenants that the Company was subject to in connection with certain credit facilities. Since not all companies use identical calculations, the Company’s presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies and should not be used by investors as a substitute or alternative to net income or any measure of financial performance calculated and presented in accordance with U.S. GAAP. Instead, management believes Adjusted EBITDA should be used to supplement the Company’s financial measures derived in accordance with U.S. GAAP to provide a more complete understanding of the trends affecting the business.
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
LIQUIDITY AND CAPITAL RESOURCES
The Company expects to fund capital expenditures and potential pension contributions in 2021 and other operating requirements through a combination of existing cash balances and cash flows from operations and investments. The Company believes that its working capital and future cash from operations discussed below will provide adequate resources to fund its operating and financing needs for the foreseeable future. Despite the Company’s current liquidity position, no assurances can be made that cash flows from operations and investments, or dispositions of assets or operations will be sufficient to satisfy the Company’s future liquidity needs.
Sources and Uses
The table below details the total operating, investing and financing activity cash flows from continuing operations (in thousands):

	Three months ended
	March 28, 2021	March 29, 2020
Net cash provided by (used for) operating activities	$22,741	$(9,123)
Net cash provided by (used for) investing activities	(2,271)	5,500
Net cash used for financing activities	1,597	(9,674)
Increase (decrease) in cash attributable to continuing operations	22,067	(13,297)
Increase in cash attributable to discontinued operations	99,825	4,907
Net increase (decrease) in cash	$121,892	$(8,390)
Cash flow generated from operating activities is Tribune’s primary source of liquidity. Cash provided by continuing operating activities for the three months ended March 28, 2021, totaled $22.7 million compared to cash used for continuing operating activities of $9.1 million for the three months ended March 29, 2020. The increase in cash provided by operating activities was driven by an increase in cash from working capital of $19.5 million primarily related to favorable changes in accounts payable and prepaid expenses and an increase in operating results of $12.3 million (defined as net income (loss) adjusted for non-working capital items).
Net cash used for investing activities from continuing operations totaled $2.3 million in the three months ended March 28, 2021, primarily used for capital expenditures. In the three months ended March 29, 2020, net cash provided by investing activities from continuing operations totaled $5.5 million, primarily due to the net proceeds of $9.0 million related to the sale of real property in Norfolk, Virginia, partially offset by $3.5 million used for capital expenditures.
Net cash provided by financing activities totaled $1.6 million for the three months ended March 28, 2021, primarily due to withholding for taxes on restricted stock unit vesting. In the three months ended March 29, 2020, net cash used for financing activities was $9.7 million, primarily due to payment of a cash dividend of $9.1 million to the Company’s common stockholders on March 16, 2020.
Net cash provided by discontinued operations totaled $99.8 million for the three months ended March 28, 2021 primarily related to the $99.9 million proceeds for the sale of BestReviews. Cash provided by discontinued operations totaled $4.9 million for the three months ended March 29, 2020, primarily related to BestReviews operating results partially offset by a payment of $5.2 million in dividends paid to the noncontrolling interest.
Multiemployer pension
During 2021 the Company is required to make $9.1 million in payments to the Teamsters Local Union No. 727 Pension Fund (the “Teamsters Fund”) under the amended rehabilitation plan. During the three months ended March 28, 2021, the Company has paid $2.3 million of the payments required. The Company expects to contribute an additional $6.8 million during the remainder of 2021.

The Company’s funding obligations under multiemployer plans are subject to change based on a number of factors, including the outcome of collective bargaining with the unions, actual returns on plan assets as compared to assumed returns, actions taken by trustees who manage the plan, changes in the number of plan participants, changes in the rate used for discounting future benefit obligations, as well as changes in legislation or regulations impacting funding and payment obligations. These payments are expensed as the payments become due.
Employee Reductions
During the three months ended March 28, 2021, the Company implemented reductions in staffing levels in its operations of 86 positions for which the Company recorded pretax charges related to these reductions totaling $1.6 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 28, 2021, there had been no material changes in the Company’s exposure to market risk from the disclosure included in the 2020 Annual Report.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 28, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information in this report, investors should carefully consider the discussion under “Risk Factors” in Item 1A as filed in the 2020 Annual Report. As of the filing date of this report there have been no material changes to our risk factors as disclosed in such filing.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 13, 2019, the Board of Directors of the Company authorized $25.0 million to be used for stock repurchases for 24 months from the date of authorization. No repurchases were made in the three months ended March 28, 2021.
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
Exhibit    Description
Number
2.1*    Acquisition Agreement, dated February 6, 2018, by and among BestReviews, Inc., BestReviews LLC, Tribune Publishing Company, LLC, and tronc, Inc., and Denis Grosz (as the Sellers’ Representative), and the Stockholders defined in the Purchase Agreement (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on February 7, 2018).
2.2*    Membership Interest Purchase Agreement, dated February 7, 2018, by and among Nant Capital, LLC, and tronc, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on February 7, 2018).
2.3*    Agreement and Plan of Merger by and among Tribune Enterprises, LLC, Tribune Merger Sub, Inc., and Tribune Publishing Company, dated as of February 16, 2021 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on February 17, 2021).
2.4*    Limited Guarantee by Alden Global Opportunities Master Fund, L.P. and Alden Global Value Recovery Master Fund, L.P. in favor of Tribune Publishing Company, dated as of February 16, 2021 (incorporated by reference to Exhibit 2.2 to the Form 8-K filed on February 17, 2021).
2.5*    Membership Unit Purchase Agreement, dated as of December 11, 2020, by and among Nexstar Inc., BestReviews LLC, Tribune Publishing Company, LLC, and BR Holding Company, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 17, 2020).
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

4.2*    Amendment No. 1 to Rights Agreement by and between Tribune Publishing Company and Computershare Trust Company, N.A., dated as of February 16, 2021 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 17, 2021).
4.3*    Amendment No. 2 to Rights Agreement by and between Tribune Publishing Company and Computershare Trust Company, N.A., dated as of April 23, 2021 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 26, 2021
31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

TRIBUNE PUBLISHING COMPANY

By:	/s/ Michael N. Lavey
Michael N. Lavey
Interim Chief Financial Officer, Chief Accounting Officer and Controller
Date:	May 6, 2021